Form 10-K
period 1993-12-31
INFORMATION RESOURCES INC
filed 1994-03-31
CIK 714278

                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

  X     Annual Report Pursuant to Section 13 or 15(d) of The Securities
- -----   Exchange Act of 1934. [Fee Required]

                  For the fiscal year ended December 31, 1993

                                      or

        Transition report pursuant to Section 13 or 15(d) of The Securities
- -----   Exchange Act of 1934. [No Fee Required]

              For the transition period from          to


                                                 Commission file number: 0-11428
                                                                         -------


                          INFORMATION RESOURCES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                              36-2947987
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


 150 North Clinton Street, Chicago, Illinois               60661
 -------------------------------------------             ----------
  (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code (312) 726-1221
                                                          --------------


          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                    --------------------------------------
                    Common Stock, $.01 par value per share
                        Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1994 (based on the closing price as quoted by NASDAQ as of such date) was $661,483,030.

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of February 28, 1994 was 25,441,655.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 26, 1994 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                    PART I
ITEM 1.  BUSINESS
- -----------------
                                 INTRODUCTION
                                 ------------

  Information Resources, Inc. (the "Company") provides a variety of information services and business intelligence software products to its customers. The Company is a leading provider of information services to the consumer packaged goods industry and believes that its proprietary data bases, analytical models and business intelligence software enable consumer packaged goods manufacturers and retailers to make better, more cost-effective decisions in marketing and selling their products. The Company's business intelligence software products are also used across a wide range of industries and governmental agencies worldwide.

  The consumer packaged goods industry is comprised of numerous firms which manufacture and market products distributed in supermarket, drug, mass merchandiser and other outlets. Consumer packaged goods manufacturers require information on consumer purchasing to measure market performance and to evaluate the impact of marketing activities. The Company provides consumer purchase data through its range of information services. Consumer packaged goods clients may also purchase the Company's software products to help them analyze, manipulate and interpret consumer purchase data.

  The Company's software products can be used in tandem with the Company's information services or can be used separately with other data bases. Approximately 31% of the Company's clients currently purchasing the Company's information services also purchase its business intelligence software and services.

  The Company's business intelligence software products are widely applicable and are used outside of the consumer packaged goods industry by Fortune 1000 corporations and comparable companies around the world covering a variety of businesses and industries, including pharmaceuticals, health care, telecommunications, financial services, transportation and government agencies. In 1993, approximately 51% of the Company's software and support services revenue was derived from clients outside of the consumer packaged goods industry.

  The Company operates in one industry segment, business information services. The business of the Company has evolved into primarily two categories of services, information services and software products and services. The Company's principal information services are InfoScan(R), InfoScan(R) Census, QScan/TM/, BehaviorScan(R), other testing services and Towne-Oller. InfoScan Census and QScan are national and local market tracking and evaluation services for the consumer packaged goods industry. Using the universal product code ("UPC") printed on products and scanners installed in supermarket, drug, mass merchandiser and other retail stores, InfoScan tracks consumer purchasing of products sold in a representative, national, projectable sample of stores. In 1992, the Company began development of a retailer service named QScan which obtains scan data from all stores within a chain (i.e., a "census") rather than just a sample. In 1994, the Company is introducing its InfoScan Census service for manufacturers which tracks consumer purchasing in all stores within participating retail chains rather than just stores within projectable samples. Major costs to deliver the InfoScan services are data acquisition costs, provision of software and hardware to participating retailers, expenses associated with the collection of causal [i.e., promotional] data, compensation to participating panel households, computer and personnel resources to process the data and personnel costs for interpreting and analyzing data for clients. BehaviorScan is a test marketing system that enables clients to measure the effect of different marketing variables on consumer purchasing. It uses supermarket, drug store and mass merchandiser scan data to measure the impact of changes in marketing variables on consumer purchasing. Major costs to deliver the BehaviorScan service are data costs (comprised of store equipment depreciation expense and cash payments to retailers), compensation to participating panel households, field personnel costs, costs to operate and maintain cable television studios, computer resources and client service personnel costs. Towne-Oller is in the business of tracking deliveries of health and beauty care products from retailer and wholesaler warehouses to approximately 30,000 individual drug stores and 30,000 individual supermarkets. Towne-Oller is currently the only supplier of such data to the U. S. consumer packaged goods industry. Major costs to deliver the Towne-Oller service are data acquisition payments to retailers, computer and personnel resources to process the data, and personnel costs related to client service.

  "IRI Software", the Company's software business unit, provides business intelligence software, including decision support software ("DSS") executive information systems ("EIS") and related support services. DSS and EIS are licensed as the EXPRESS(R) family of computer software and application solutions. Through another division, the Company also markets retailer software products that mainly carry the APOLLO(tm) name. Major costs to deliver these software products are costs to develop and maintain software, personnel costs to develop custom applications for clients and costs for computer resources.

  Only a portion of the cost to deliver information services and software support services is directly attributable to any specific product. A significant portion of the cost elements is provided by shared resources.

  The approximate revenues attributable to the Company's information and software support services were as follows for the periods shown:

                                                 Year Ended December 31,
                                            --------------------------------
                                                     (In thousands)
                                              1993        1992        1991
                                            --------    --------    --------
Information Services
- --------------------
InfoScan                                    $180,623    $151,097    $120,590
BehaviorScan/Other Testing Services           21,938      22,741      21,323
Towne-Oller                                   17,546      15,543      15,006
Other                                          7,785       2,993          --
                                            --------    --------    --------
  Total Information Services                $227,892    $192,374    $156,919
                                            --------    --------    --------

Software Products and Support Services
- --------------------------------------
Business Intelligence Software              $ 95,397    $ 75,331    $ 57,690
Retailer Services                             11,255       8,657       8,080
                                            --------    --------    --------
  Total Software Services                   $106,652    $ 83,988    $ 65,770
                                            --------    --------    --------

        Total Company                       $334,544    $276,362    $222,689
                                            ========    ========    ========

  The majority of the Company's information services business is of a recurring nature performed subject to a written contract. The Company's software business is comprised of a mix of new client projects, sale of new application solutions to existing clients and a growing software maintenance base. For a fee, implementation and consulting services are also provided to client companies as required to deliver EXPRESS-based solutions. In 1993, approximately 64% of the Company's total revenue from information services and software products and services was attributed to ongoing contractual arrangements. Other nonrecurring revenues were attributed to licenses of software and from the sale of customized analytical projects.

  The Company was incorporated in Delaware in 1982. Its principal offices and corporate headquarters are located at 150 North Clinton Street, Chicago, Illinois 60661. Its telephone number is (312) 726-1221.


DESCRIPTION OF THE COMPANY'S BUSINESS


  A. Principal Products & Services

  1. Information Services
     --------------------

  The Company provides a variety of products and services utilizing its data bases to assist its clients in tracking and understanding consumer purchase behavior and the impact of promotions, advertising and price changes on that behavior, evaluating the sales potential of new products and media advertising, and providing clients with comparative information about their competitors. Based upon revenues, the Company believes it is the second largest marketing research firm providing continuous sales measurement services to the consumer packaged goods industry worldwide.

     (a) InfoScan, InfoScan Census and QScan

  InfoScan, InfoScan Census and QScan are national and local market scanner tracking services for the consumer packaged goods industry. InfoScan tracks consumer purchasing of UPC-coded products sold in a representative, national, projectable sample of supermarkets, drug stores, mass merchandisers, convenience stores, and warehouse membership clubs covering major metropolitan markets, smaller cities and individual chains. InfoScan also tracks promotional activities which motivate consumer purchasing, such as temporary price reductions, newspaper feature advertising, couponing and in-store displays. During 1992, the Company began collecting scan data from all stores within individual supermarket chains (i.e. "census" data) to be utilized in its InfoScan and QScan services. The Company is currently collecting such data from approximately 9,000 supermarkets. The Company's InfoScan Census service provides manufacturers with a measurement of consumer purchasing in all stores within participating individual retail chains rather than just stores within projectable samples. The Company's QScan service provides retailers with consumer purchasing information based on all stores within participating chains. The Company expects to complete the introduction of its enhanced InfoScan Census service for supermarkets by the third quarter of 1994, with an expansion to drug and mass merchandisers planned for 1995 and beyond. A benefit of census based retail account data is that it is expected to provide more complete and accurate information because it eliminates sampling error. In addition, the Company believes that census based scan data will facilitate the implementation of "pay-for-performance" promotions, more effective salesforce and broker compensation programs, improved inventory and distribution management, and just-in-time inventory replenishment systems.

  InfoScan tracking reports are available to clients in hard copy format and/or via electronic access through proprietary Company software or other software. Clients may elect to receive periodic hard copy tracking reports which include scanner-based sales data measuring volume, market share, and price, together with information relating store sales to promotional and merchandising conditions. Weekly InfoScan data are available before printed four-week reports are issued and may be accessed by personal computers through proprietary software developed by the Company using pcInfoScan(R), DataServer(TM) and The Partners(TM) software packages specifically designed to analyze scanner data. In addition, clients may select tracking reports that provide national data or reports that reflect results for individual markets, groups of markets, or custom-defined sales geographies. Further, through agreements with many retailer chains, the Company is able to provide its manufacturer clients with "key account" retailer reports that track consumer purchasing in specific identifiable chains. The majority of supermarket key account reports are now census based (i.e., reflect all stores within participating individual chains rather than just projectable samples). The Company believes that its ability to be a single source for both sample and census data, in conjunction with its analytical software applications, represents a significant competitive advantage.

  Through the Company's panel data base, InfoScan provides access to individual household purchase data collected from approximately 60,000 households in the Company's metro-sampling pods and mini-markets. Quarterly reports which tabulate household purchase data by four-week periods may be presented to the client. Household panel data are also used for custom client analysis of issues such as store and brand loyalties, trial and repeat purchasing of new products, demographic patterns, consumer response to promotional activities, and overall
store shopping behavior.   The Company's computerized software system, EZ
Prompt(TM), provides on-line access to its InfoScan panel data base through a terminal and telephone link. Through this computer access to the data base, which may be accomplished either by Company representatives or directly by the client, a client is able to address numerous marketing issues for the specific brand or category in question. Such issues are addressed using the Company's software packages and may involve evaluation of issues such as the socioeconomic profiles of buyers, the degree of interaction between a major national brand and its regional competitor, the role of price features in promoting brand switching, or numerous other marketing issues.

  Under the typical InfoScan contract, the client subscribes to services on a specified consumer product category. The Company agrees that during the term of the contract it will maintain data collection facilities in its mini-markets, in specified major metropolitan markets and in other geographically dispersed areas, and that scanner sales data will be collected from a minimum of 2,380 supermarkets. In contracts for drug, mass merchandiser and warehouse membership clubs, the Company also guarantees data collection from a minimum number of such outlets. The Company also agrees to collect data on newspaper feature ads and retail displays from stores that provide sample scan data and to collect manufacturer coupon distribution data on a weekly basis. The Company also agrees to maintain facilities for the collection of household purchase data (i.e., panel data) in several mini-markets and in specified major metropolitan markets and to maintain an average sample size of 60,000 households across these markets. Initial InfoScan contracts generally require a one-year client commitment and increasingly include commitments for up to three years or more. After the initial commitment, the contract generally continues indefinitely unless cancelled by the client on six months prior notice.

  (b) BehaviorScan/Other Testing Services

  The Company's BehaviorScan system offers consumer packaged goods manufacturers and other non-CPG marketers a cost-effective, accurate and technologically advanced method for testing alternative marketing strategies. The BehaviorScan system permits clients to measure the impact of different marketing variables on product purchases. In a typical marketing test performed by the Company, one group of consumer panelists is exposed to one or more test variables while another group of panelists is used as a control group. Typical marketing variables tested are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price, and packaging changes.

  With the BehaviorScan system, the Company can target alternate advertising messages over cable television to groups of pre-selected households, collect household purchase data through the use of supermarket and drug store point-of-sale scanners, and analyze the effect of client advertising by means of the Company's computer systems and analytical software.

  A feature of the BehaviorScan system is the ability to send different television messages to selected panel households using the Company's patented targetable television technology. Using the Company's proprietary software, a microcomputer at the Company's television studio is able to substitute, for the advertisement which would normally appear, a special test advertisement being simultaneously broadcast by the Company on an unused cable channel. This advertising substitution can be done on a household-by-household basis for the majority of panel households and is computer-controlled. Thus, by using targetable television, a manufacturer can expose select groups of panelists to alternative levels of advertising or alternative advertising campaigns and use the UPC-scanner data to obtain an accurate measure of sales response.

  The Company has made arrangements with supermarkets, mass merchandiser outlets, drug stores, newspapers, selected magazines, television stations, and cable television operators in the BehaviorScan markets to cooperate with the Company in controlling marketing variables. These arrangements are contractual in nature and provide that the Company may measure, and in some cases control, the nature and content of advertising and other marketing programs to which consumers are exposed, for purposes of measuring the relative sales impact of such programs.

  Typical BehaviorScan tests last about one year, although many tests are of shorter duration and a few last longer than a year. Clients receive four-week period summaries of household purchases and store sales along with other statistical summaries. The Company's senior research consultants work with the client to design marketing tests, analyze test results, and interpret the marketing implications of such tests. A detailed analysis of test results and recommendations is provided on an interim and final basis as scheduled by the client.

  A typical BehaviorScan contract grants the client the exclusive right to the Company's service with respect to one specified product category and within specified mini-markets for the term of the contract. The Company has divided consumer packaged goods available in its market areas into approximately 450 categories. Individual clients utilizing the BehaviorScan system for more than one category generally enter into a separate contract for each category. Because the client can run multiple tests within a product category, some clients with multiple brands maintain an ongoing usage of the BehaviorScan system. Expired contracts have tended to involve tests which were one-time in nature, such as a new product introduction. The Company may not terminate a contract with a client for the purpose of offering a category to a third party.

  In a typical BehaviorScan contract, the Company agrees to maintain the following within each of the specified markets: (1) UPC scanners at checkouts in at least six supermarkets representing not less than 80% of total supermarket volume within the area; (2) consumer panels of approximately 2,500 households for whom individual purchase records will be maintained for all UPC-coded items purchased at participating stores; (3) apparatus for delivery of commercial messages by cable television to separate groups of panel households within each market, with selection capability on a household-by-household basis for approximately 1,500 households in each market; (4) cooperation of retailers for in-store placement by the Company of test products not generally available except in such test markets; and (5) apparatus for in-store coding of products not coded with the UPC. The Company also agrees to collect sales data for a specified term on the relevant category for all scanner-equipped stores and for all panel members on a household-by-household basis and to provide a specified number of cable television advertising test insertions during the term of the contract.

  In addition to BehaviorScan, the Company also provides other testing services primarily for consumer packaged goods manufacturers including Controlled Retail Testing, Matched Market analyses, and other special analyses accessing the Company's proprietary data bases. Controlled Retail Testing involves conducting experiments outside the BehaviorScan markets wherein the Company will arrange for and implement special conditions in retail stores and read the results through scanner data and/or manual audits. Typical tests involve the placement of new products or manipulation of shelf location, price or promotional conditions in retail outlets. The Company's existing field organization and InfoScan data bases are customarily utilized in conjunction with Controlled Retail Testing. Matched Market and other special analyses to evaluate the impact of advertising and other marketing variables as they occur outside the BehaviorScan markets typically do not involve field activities by the Company, but simply involve custom manipulation and analysis of the Company's InfoScan data.


     (c)  Towne-Oller

  Towne-Oller is in the business of tracking deliveries of health and beauty care products from retailer and wholesaler warehouses to approximately 30,000 individual drug stores and 30,000 individual supermarkets. Towne-Oller data represents approximately 80% of total food and drug store health and beauty care sales. Towne-Oller purchases computerized records of these shipments from warehouses to individual supermarket and drug stores. Towne-Oller is currently the only supplier of such data to the U.S. consumer packaged goods industry.

  Towne-Oller clients receive periodic reports measuring store receipt volume and market share within specific consumer product categories. Clients may elect to receive their reports via DataServer computerized software, which provides user-friendly access of data as well as the capability of downloading to other software applications.

  In general, the client subscribes to the store receipt service on a specified consumer product category. Initial contracts require a one-year commitment, continue indefinitely and are cancelable by the client on 90 days written notice.


  2.  Software Support Services

     (a)  Decision Support Software

  Primarily through its software business unit, "IRI Software", the Company provides business intelligence software products and services to major corporations and governmental agencies around the world to assist marketing, sales, operations, financial and executive decision-making. These products and services provide decision makers with access to corporate and external data, together with tools and applications developed by the Company to analyze that data. Business intelligence applications are made available through the use of the Company's principal software product known as EXPRESS, which is available to end users on a direct license or on-line basis through a variety of third party channels. Customers utilizing EXPRESS generally also engage the Company in its consulting capacity to help define solutions to business problems and build or enhance applications with EXPRESS to deliver these solutions.

     (i)  EXPRESS

  At the core of EXPRESS is a multi-dimensional data base management system. This system differs from traditional data base management systems that organize data on an individual transaction or record basis which is the way in which data is collected. Instead, EXPRESS stores data in a manner that is more useful for user analysis. The EXPRESS data base is flexible enough to accommodate the need to handle current, historical and forecast data, internal and external data sources, periodic updates, dynamic restructuring, data sharing, and data organized for ease of understanding and use. The data base is accessed through a fourth generation language integrated with a range of query, graphics, statistical and modeling tools. In addition, the data base may be accessed through a variety of graphical user interfaces. EXPRESS has been used to build and support a wide range of application products for end users across numerous functional areas.

     (ii)  Application Products

  Using EXPRESS technology, the Company has developed a family of strategic software application products. Most are applicable across all industries, but some have been designed specifically for the consumer packaged goods industry. They include:

  . DataServer - DataServer is a business intelligence application that integrates sales and marketing data from multiple internal and external sources and provides a wide range of ad hoc analysis and reporting tools. The system allows users to retrieve, view and analyze internal and external information to identify problems and opportunities. Through a Microsoft Windows interface, users can perform competitive analyses, track new product introductions, evaluate promotional effectiveness, conduct market-by-market comparisons, isolate trouble spots, and adjust marketing and sales strategies based on insight delivered by the system. DataServer is used by companies in a wide variety of industries, including pharmaceuticals, retail, financial services, telecommunications, transportation and consumer packaged goods.

  . Sales Management System - This application helps sales professionals develop, manage and evaluate sales strategies and tactics. Recognizing time constraints and performance pressures that sales professionals encounter, Sales Management System delivers a library of sales-oriented, pre-defined reports and graphs. This library is organized by subject area, with each area focused on a typical business sales issue. These issues include: quota; distribution; ranking; exceptions; trends; comparisons; and growth. By simply choosing a report or graph, users get answers to a wide variety of sales performance questions. Now in DOS, the Microsoft Windows version is scheduled to be available mid year.

  . The Partners(TM) - The Partners (an integration of products formerly known as BrandPartner(R), SalesPartner(TM), and Promotion Manager(TM)) is an interactive sales and marketing system that addresses the day-to-day business issues of the consumer packaged goods industry. The Partners help sales and marketing professionals understand product performance, identify opportunities to improve performance and automate the creation of high quality presentations to retailers and senior management. The Partners offer a focused approach to gaining an accurate picture of how a product or retail account is performing in any given market. By providing a connection to multi-outlet sales, promotion, distribution, consumer franchise, advertising and pricing data, The Partners provide users with the information needed to develop appropriate sales and marketing strategies. Now in DOS, the Windows version of The Partners is scheduled to be available by mid-year.

  . EXPRESS(R)/Financial Management System - The EXPRESS Financial Management System addresses the full range of financial management problems, from financial consolidation, management reporting and budgeting to forecasting and planning. The system is built on a single integrated architecture specifically designed to address the needs of finance and the enterprise as a whole. With distributed budget preparation, EXPRESS Financial Management System also provides the controls for central budgeting departments to coordinate an enterprise-wide process. It delivers easy-to-use budget preparation and exception reporting, as well as the ability to perform comprehensive analyses. The Microsoft Windows version of EXPRESS Financial Management System is expected to be released in May 1994.

  . Financial CoverStory - Financial CoverStory is a value-added supplemental option to EXPRESS/Financial Management System which utilizes expert system concepts to deliver a rule-based exception reporting and analysis system for financial analysis. Leveraging the Company's expertise in delivering similar systems to marketing and sales users, Financial CoverStory brings to financial analysis an automated, in-depth understanding of financial data and the causal relationships driving financial performance.


  . EXPRESS(R)/EIS - EXPRESS/EIS is an enterprise-wide business intelligence system that provides an interactive environment for executives, managers and analysts to investigate, review, annotate and communicate key business management information. EXPRESS/EIS combines a powerful set of tools for designing and implementing customized, enterprise-wide applications. By delivering fast, flexible access to information to support all business tracking and management activities, EXPRESS/EIS alerts executives to the important news in the data, provides line managers with ad hoc query and trend capabilities and gives analysts the ability to perform integrated analyses. The value of EXPRESS/EIS is derived from EXPRESS, the system's underlying architecture, which permits users to perform data-driven analysis and reporting to find more detail, rotate dimensions to view data from different perspectives and highlight exceptions.

     (b) Retailer Products

  The Company offers the APOLLO Space Management System(TM) which utilizes proprietary software to enable manufacturers and retailers to better manage retail shelf space. The APOLLO Space Management System provides a complete range of tools for space management, including APOLLO VIVID(TM) for producing picture schematics of shelf layouts, Total Store APOLLO(TM) for evaluating space utilization within a total supermarket, APOLLO Briefcase(TM) which utilizes Windows technology and is designed for field sales use, and the National Product Library(TM), which provides a national data base of product dimensions and product images for use in the APOLLO system. Other retail products include Pricing Manager(TM) which is designed to help retailers optimize price points for individual products and categories to remain competitive while meeting profit objectives and Merchandising Manager(TM) which evaluates various promotional program scenarios.

  3.    Efficient Consumer Response ("ECR")

  Efficient Consumer Response ("ECR") is an initiative being pursued by manufacturers, retailers and wholesalers of consumer packaged goods products that is aimed at reducing the cost of distributing products through the supermarket channel. Some $30 billion of excess costs in the U.S. supermarket distribution system have been identified that could be eliminated by more efficient procedures. Through ECR initiatives, the supply chain from manufacturers to supermarket retailers and finally to consumers is expected to be re-engineered and redesigned to maximize effectiveness and reduce costs.

  The Company is utilizing its proprietary software and unique data bases to offer a full line of ECR services:

     (i) InfoScan Census and QScan - These services are being used to provide manufacturers and retailers with the most accurate information on consumer purchasing at the retail chain and individual store level, thereby improving decision making regarding a variety of sales and marketing issues.

    (ii) Catalina Information Resources ("CIR") - This joint venture with Catalina Marketing Corporation utilizes Catalina's electronic network to efficiently and quickly retrieve daily, store-specific scan data from a large sample of supermarkets. Coupled with the Company's analytical application software, the data can be used by manufacturers and retailers to more effectively monitor local marketing/sales programs and to improve inventory management techniques, thereby helping to reduce costs in the supply chain.

   (iii) Customer Marketing Resources ("CMR") - The Company's CMR division plans, executes and administers scanner-based product movement and merchandising performance-based trade marketing programs. By utilizing the Company's and CIR's census data bases, CMR helps manufacturers issue promotional payments to retailers based upon actual consumer purchasing, thereby helping improve the efficiency of promotional programs for manufacturers and retailers alike.

    (iv) LogiCNet - LogiCNet (an abbreviation for Logistics Communications Network) is an integrated single source system aimed at improving the efficiency of product replenishment across the entire grocery distribution channel. The LogiCNet system utilizes Distribution Resource Planning (DRP) software, training/integration support and forecasts of consumer demand based upon the Company's and CIR's various census data bases. LogiCNet is designed to eliminate the need for manufacturers to have different inventory and distribution systems for each retailer and provides accurate and consistent data flows between retailer and manufacturer.

  B. Data Collection

  The Company's proprietary data bases include sales and price information for individual product items collected by universal product code scanners in retail outlets (scan data), together with detailed data on promotion and merchandising activities (causal data). Scan data are currently collected from approximately 9,000 supermarkets in 75 individual markets and in a number of other communities across the United States, and from nearly 2,000 drug stores, 250 mass merchandiser outlets and approximately 350 warehouse membership clubs. Causal data are available for a representative subset of these stores. Scan data utilized in the Company's business are obtained through data purchase contracts, usually in exchange for a payment in cash or equivalent services, independently negotiated with supermarkets, drug stores, mass merchandisers, warehouse membership clubs and independent outlets. Data from approximately 60,000 individual households are collected in eight small cities called "mini-markets" (including six BehaviorScan markets) and in 22 "metro sampling pods" in 19 large cities. Promotion and merchandising data are collected by the Company's own employees, and include weekly audit visits to the stores.

  In 1993, the Company introduced its InfoScan convenience store service, based upon the collection of sales and causal data from convenience stores and small grocery outlets. Forward data collection activities for certain categories began in April 1993 for a sample of 575 stores, with sales data being obtained through a combination of in-store scanners and manual sales audits.

  Towne-Oller is in the business of tracking deliveries of health and beauty care products from retailer and wholesaler warehouses to approximately 30,000 individual drug stores and 30,000 individual supermarkets. Towne-Oller data represents approximately 80% of total food and drug store health and beauty care sales. Towne-Oller purchases computerized records of these individual food and drug store health and beauty care receipts to produce its reports. Towne-Oller is currently the only supplier of such data to the U.S. consumer packaged goods industry.

     1.  Mini-Market Facilities

  In each mini-market, the Company installs UPC scanners and on-site computers or otherwise establishes procedures for the collection of data in supermarkets representing substantially all of the supermarket sales in the local marketing area. Data collection procedures have also been established in drug stores and mass merchandisers in several of the mini-markets. The Company currently has mini-market facilities located in Pittsfield, Massachusetts; Marion, Indiana; Midland, Texas; Eau Claire, Wisconsin; Grand Junction, Colorado; Cedar Rapids, Iowa; Rome, Georgia; and Visalia, California.

  The Company organizes consumer panels in each of its mini-markets consisting of approximately 2,000 to 3,000 households. Each panel member is issued an identification card which is presented at checkout stations in participating supermarkets and drug stores. Sales data at a total store level, not at the panel household level, are captured in mass merchandiser outlets in several of the mini-markets. The Company maintains incentive programs to encourage panelists to present their identification cards on all shopping trips to any participating store. When an identification card is presented, the cashier enters the panelist's identification number into the on-site computer to identify the panelist's scanner-recorded purchases with the panel household. Through UPC scanning, the Company collects data on the purchases made by all panelists as well as data on all coded products sold by the store. The Company then receives each store's data (generally via telecommunication lines) at its central computer facility, where it becomes a part of the Company's data base.

  The Company employs in-market personnel to train cashiers, perform quality control checks at the stores, and assist the retailers in maintaining efficient, accurate scanning practices. Daily data retrieval occurs with nearly all stores in the mini-market sample, allowing the Company to identify any problems quickly. Technical support personnel in the Company's headquarters are responsible for resolving hardware and software issues with respect to scanning equipment. Since substantially all of the supermarket retailers in the BehaviorScan market area are participating in the system, household panelists can shop at virtually any store in the area and have their purchases monitored by the Company.

  The Company also maintains facilities in six of its mini-markets to implement and support various marketing tests conducted under the BehaviorScan system. The active BehaviorScan markets are located in Pittsfield, Massachusetts; Marion, Indiana; Eau Claire, Wisconsin; Midland, Texas; Grand Junction, Colorado; and Cedar Rapids, Iowa.

  One of the key features of the BehaviorScan system is its targetable cable television capability, which permits the Company to direct television advertising to selected households within the consumer panel. The Company also maintains warehouse facilities and staff in its BehaviorScan markets to support tests run for the Company's clients, including tests of new products, television and newspaper advertising, in-store displays, price, couponing and free sample promotions.

  The Company maintains facilities in cable television studios in its BehaviorScan markets which are used to direct television advertisements as described above. The studio equipment includes modulators and demodulators, switching and monitoring equipment, microcomputers, and auxiliary equipment used to originate test advertisements.

     2.  Metro-Sampling Pods

  The Company has installed two metro-sampling pods in each of the three largest cities in the United States (Chicago, Los Angeles, and New York) and one pod in each of 16 other cities across the country (Atlanta, Boston, Charlotte, Cleveland, Denver, Detroit, Houston, Kansas City, Memphis, Minneapolis, Philadelphia, Pittsburgh, San Francisco, Seattle, St. Louis and Tampa). The Company installs UPC scanners or otherwise establishes data collection procedures in substantially all of the supermarkets within a selected neighborhood or neighborhoods within the metropolitan area. In some instances, participating retail stores have already purchased their own UPC-scanning equipment, in which case the Company contracts to purchase the scanning data directly from the retailer. The Company's metro-sampling contracts expire at various dates in 1994 and thereafter. While there can be no assurance that retailer contracts will be renewed at the end of their terms, the Company has generally been successful in negotiating renewals of these contracts as they expire, on essentially the same terms.

  Metro-sampling pods are similar to mini-markets except that they have fewer participating retail stores. None of the pods have the targetable cable television capability. The Company maintains consumer panels of 1,000 to 1,500 households in each metro-sampling pod in substantially the same manner as in the mini-markets. Also, the Company collects and generally transmits data to its central computers in the same manner as in the mini-markets. The Company maintains a staff in each city to record newspaper advertising by retailers, to verify the presence of in-store displays, and to collect coupons redeemed by panelists.

  3. Retail Outlet Data Collection

 (i) InfoScan Sample Stores - The Company has contracted with supermarkets, drug, mass merchandisers, and warehouse club stores to purchase weekly scanner sales and price data for all UPC-coded items from a representative sample of stores. Generally, these contracts are for one-year periods, renewing automatically unless cancelled on 90 days' prior notice.

 (ii) InfoScan Census Stores - The Company has obtained census scan data covering approximately 11,000 stores, most of which are supermarkets. Generally, these data are obtained in exchange for retailer use of the Company's data management and category management software, including computer work stations as required. These contracts are typically for a three to five year period.

  In 1993, the Company began negotiating for data collection rights with convenience stores and small supermarket operators with the launch of the Company's "convenience store" InfoScan service. A sample of nearly 575 stores is now in place, with most of the retailer contracts involving cash payments for scanner data and/or cooperation with manual audits. For some retailers, the Company pays for, and helps install, scanning equipment.

  Maintenance and refinement of the InfoScan sample, along with changes in retailer merchandising practices and market shares, require that the Company regularly drop individual stores from the sample and replace them with others from the same or alternate retailers. For example, the entry of a new retailer into an established InfoScan market will cause the Company to reallocate its sample across chains to include the new retailer. Turnover may also be caused by stores closing, ceasing to collect data via scanners or failing to provide accurate data in a timely fashion. The Company's personnel are continually monitoring the quality of data received from each store and work with participating retailers to correct problems and/or identify alternate stores to include in its sample. Changes in the sample also result from the Company's efforts to refine and improve the set of stores selected from key chains, often with the suggestions for changes in the composition of the stores coming from the retailers themselves. For the reasons such as those referenced above, a minor percentage of the stores in the sample turn over on an annual basis, with the vast majority of these changes resulting from Company-initiated action.
Such turnover reflects the nature of sample-based data collection techniques and the Company's procedures for addressing these changes helps ensure consistency in the data provided to clients. One of the key benefits of census scan data is that it eliminates the need to maintain a representative sample of stores and eliminates sampling error.

  The Company employs full-time and part-time personnel in the InfoScan markets to collect newspaper ad, in-store display and other merchandising data. This "causal" data is incorporated into the InfoScan service offered to clients. The Company's field personnel also confirm the description of new items that appear in the general marketplace.

 4.  Importance of Contractual Relationships With Data Sources

  Scanner installations for the collection of household panel data are made pursuant to contracts which typically provide that, in the Company's mini-market and metro sampling pod facilities, the Company will install the equipment for the use by the retailer. Where scanners have been installed previously by the retail operator, the contracts typically provide for cash payments to the retailer for the information collected. Generally, contracts for panel data collection are for seven-year periods (subject to earlier termination in certain circumstances), and contracts with nonsupermarket retailers are generally for five to seven-year terms. These contracts provide that the parties will jointly own the information collected, and provide that the retailer may not sell the information collected to third parties. The Company's panel data collection contracts with retailers expire at various dates between 1994 and 2000. While there can be no assurance that retailer contracts for either BehaviorScan, InfoScan or Towne-Oller stores will be renewed at the end of their terms, the Company has generally been successful in negotiating renewals of these contracts as they expire, on essentially the same terms.


  C. Developments in 1993

  During 1993, the Company added InfoScan coverage of convenience and wholesale club stores. Also during 1993, the Company continued to add stores under its QScan initiative. The Company views this expanded data base capability as a significant competitive advantage for its InfoScan service, both in terms of data accuracy and new applications of the information. The Company anticipates expanding its census based services to drug and mass merchandise retailers in 1994 and 1995. The Company believes that census based data will facilitate the implementation of a variety of ECR services, including "pay-for-performance" promotions, more effective salesforce and broker compensation programs, improved inventory and distribution management and just-in-time replenishment systems.

  In 1993, the Company began equipping participating households with small handheld scanners, which allow a shopper to record its purchases of consumer package goods across all types of outlets, thereby enhancing the coverage of the Company's household panel data base. The Company expects to eventually build a sample of approximately 20,000 households using this device.

  For a discussion of business acquisitions and joint ventures by the Company in 1993, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Developments.


  D. Patents and Proprietary Software Protection

  The Company holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates between 1999 and 2005. Loss or infringement of these patents may have a material adverse effect upon the Company's BehaviorScan revenues. The Company's computer software bears appropriate copyright notices. The Company is the owner of various trademarks, including BehaviorScan, InfoScan, Shoppers' Hotline, APOLLO, EXPRESS, pcEXPRESS, DataServer, The Partners, SalesPartner(TM), BrandPartner(R), EZ Prompt(R), IRI Software(TM), QScan(TM), InfoScan(R) Census, LogiCNet(TM), CouponScan(TM), PromotionScan(TM) and Customer Marketing Resources(TM) as well as other major branded products and services. The Company believes that, because of the rapid pace of technological change in the computer industry, patent or copyright protection is of less significance than factors such as the knowledge and experience of the Company's personnel and their ability to develop and market new systems and services. The Company regards its software and data bases as proprietary and, in addition to copyright protection, relies upon trade secret laws, the limitations it imposes on access to its computer source codes, confidentiality agreements with clients and internal nondisclosure safeguards to protect its rights to proprietary interests.


  E. Working Capital Practices

  Clients are invoiced in accordance with contract terms. Information services contracts generally require payment at the time the contract is signed for 25% to 50% of the first year contract amount. However, in some circumstances delayed billings are granted. Generally, subsequent invoices and renewals are prorated quarterly or monthly. Software support services licenses usually require payment in full upon acceptance of the software. Supplies and services are accrued for as received or incurred. Payments to vendors are generally made in accordance with vendor terms. Company management believes these payment practices and policies are consistent with industry practices.

  F.  Customers

  The Company had approximately 820, 630 and 520 clients using its information services in 1993, 1992 and 1991, respectively. Many of the Company's clients are nationally recognized manufacturers of consumer packaged goods. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues.


  G. Backlog Orders

  At December 31, 1993, 1992 and 1991, the Company had committed contract revenues for information services of approximately $152 million, $142 million and $74 million, respectively. Initial InfoScan contracts generally require a minimum one-year client commitment and increasingly include commitments up to three years or more. Contracts continuing beyond the initial commitment are generally cancelable at any time by the client on six months prior notice. Committed contract revenues include only the noncancelable portion of a contract. The portion of these committed contract revenues expected to be earned subsequent to 1994 is approximately 45%.

  H. Competition

  There are numerous other firms engaged in supplying marketing and advertising research services to consumer packaged goods manufacturers. Some of these firms may have financial, research and development and marketing resources equal to or greater than the Company. Principal competitive factors include innovation, the quality, reliability and comprehensiveness of the analytical services and data provided, flexibility in tailoring services to client needs, experience, the capability of technical and client service personnel, data processing and decision support software, reputation, price and geographical coverage. The Company has a history of successful innovation and considers itself to be the second largest marketing research firm (based upon revenues) providing sales measurement services to the consumer packaged goods industry worldwide.

  Competition for software support services comes primarily from specialized products which perform some, but not all, of EXPRESS's functions. These specialized products, including data base management systems, front-end query tools, financial modeling languages, graphics and statistical packages, apply competitive pressure on the Company on an application-by-application basis. Microcomputer software also represents competition as a substitute product in the general decision support area, although not in the Company's major application areas.


  I. Research and Development

  The Company is continuously developing new business products and services. In this regard, the Company is actively engaged in research and development of new software technologies and new data base analyses and applications. Expenditures for research and development for the years ended December 31, 1993, 1992 and 1991 approximated $33.7 million, $19.5 million and $15.2 million, respectively. Included in these expenditures were $10.2 million, $8.8 million and $6.5 million of software development costs that were capitalized. Expenditures not capitalized were charged to expense as incurred.

  J. Personnel

  At December 31, 1993, the Company had 3,600 full-time and 2,200 part-time employees.

  The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff. The Company competes with many other companies in attracting qualified personnel.


  K. Foreign Operations

  The Company maintains offices in France, Germany, Great Britain, the Netherlands and Turkey to market its information and software support services. The Company also maintains offices in Australia, Belgium, Canada, Denmark, Hong Kong, India, Italy, Japan, Singapore and United Arab Emirates to market its software support services. The Company has also entered into distributorship agreements in Canada, France, Germany, Holland, Japan and Sweden to market APOLLO Space Management System software in those countries.

  The Company participates in a joint venture in Great Britain with GfK AG ("GfK") of Nuremberg and Taylor Nelson Group Limited (now known as Taylor Nelson AGB plc) of London. This joint venture operates InfoScan NMRA Limited, a retail audit and scanner-based information business. During 1993, the Company continued its expansion of its international information services business through the formation of a joint venture in France with SECODIP, S.A., ("SECODIP") of Paris, a subsidiary of SOFRES, S.A., and GfK. The joint venture, known as IRI-SECODIP, S.N.C., operates a retail audit and scanner based information business. In July 1993, the Company and GfK completed the reorganization of their 1988 EuroScan joint venture, which now operates exclusively in Germany. In July 1993, a joint venture was created in the Netherlands by the Company, De Vin Holding Company of the Netherlands, GfK and Secodip to launch a scanner based information business in the Netherlands. The business of each joint venture will operate exclusively in the respective country providing the development of the Company's scanner-based information services through InfoScan and other information services. See NOTES B and D to Consolidated Financial Statements.

  See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

  The Company markets and provides its information services and software support services to domestic clients from full-service sales offices in New York, New York; San Francisco and Los Angeles, California; Cincinnati, Ohio; Darien, Connecticut; Fairfield, New Jersey; Plano, Texas and Toronto, Canada as well as from its headquarters in Chicago and systems development headquarters in Waltham, Massachusetts. The Company markets to international clients through subsidiaries and/or offices in Australia, Belgium, Canada, Denmark, France, Germany, Great Britain, Hong Kong, India, Italy, Japan, Netherlands, Singapore, Turkey and United Arab Emirates and through its various distributors.

  Principal leased facilities of the Company are as follows:

                                                                     APPROXIMATE
                                                                     FLOOR AREA
LOCATION                          PRINCIPAL OPERATION                 (SQ. FT.)
- ----------           ---------------------------------------------   -----------
Chicago, IL          Corporate headquarters and offices for            345,000
                     professional staff

Waltham, MA          Professional staff and computer facilities        112,000

Wood Dale, IL        Computer facilities                                44,000

Regional sales       Sales, client service and analysis                182,000
and client service
offices

Data col-            Data collection and client test control, cable    170,000
lection              TV studio facilities, warehouse
facilities

     The Company maintains $18,335,000 of business interruption insurance.

ITEM 3.  LEGAL PROCEEDINGS

    On May 8, 1989, two shareholders each filed a class action complaint against the Company in the United States District Court for the Northern District of Illinois. Shortly thereafter, a third shareholder filed a similar class action complaint. All three cases have been consolidated.

    In their consolidated complaint, the plaintiffs purport to represent a class consisting generally of persons who purchased the Company's common stock between February 6, 1989 and May 2, 1989. The plaintiffs allege Section 10(b) and Rule 10b-5 violations of the Securities Exchange Act of 1934, and common law fraud and deceit charges, by reason of alleged omissions of the Company in setting forth material facts in disclosures and public statements about the Company. These alleged omissions include information relating to the Company's finances, results of operations and prospects of achieving growth in earnings and revenues during the referenced period when class members were acquiring shares of the Company's stock.

    The plaintiffs seek compensatory and punitive damages and attorneys' fees against the Company, five of its former directors and one of its former officers. The Court previously granted defendants' motion to dismiss plaintiffs' claims of negligent misrepresentation from the case, and as a result, the officer and certain of its directors previously named as defendants have been voluntarily dropped from the case by the plaintiffs. The two claims which remain pending against the defendants are for violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 and for common law fraud and deceit. The plaintiffs retained an individual who testified in his deposition that the total damages suffered by the class as a result of the allegedly wrongful conduct of the defendants were approximately $21.7 million. The Company retained an expert who testified in his deposition that the total damages suffered by the plaintiffs, assuming the defendants are to be found liable, would approximate $850,000. The Company has a directors and officers liability insurance policy having a policy limit of $10 million. Proceeds of the policy have been used for certain defense costs of the directors. The remainder of the proceeds may be available to cover damages assessed against the director defendants. The policy does not cover damages which may be assessed against the Company itself.

    Discovery with respect to the action is now completed and trial is currently scheduled to commence in early April 1994. The Company's management believes that the Company has valid defenses to these claims and that the ultimate resolution of the case will not have a material impact on the Company's consolidated financial position.

    The Company has been involved in patent infringement litigation concerning its targetable cable television technology used in its BehaviorScan mini-markets. In December 1990, a trial court ruled that the Company had infringed the opposing parties' patent during the period from 1979 to 1986. On December 21, 1992, a United States District Court assessed damages against the Company of approximately $4 million plus interest and costs (The "District Court Order"). In the fourth quarter of 1992, the Company established a reserve of $4 million for such damages and $391,000 of legal costs related to the case. On December 27, 1993, the Court of Appeals for the Federal Circuit of Washington D.C. affirmed the award of damages against the Company. The Company has satisfied the judgment by full payment of the amount due and, as a result, the case has been concluded. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Income (Expense).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME            AGE   POSITION WITH COMPANY AND BUSINESS EXPERIENCE
  ------------        ---   ----------------------------------------------

Gian M. Fulgoni        46   Chairman of the Board of the Company since February
                            1991; Chief Executive Officer since January 1986;
                            Vice Chairman from November 1988 until February
                            1991; President and Chief Operating Officer from
                            December 1981 until November 1989; Director since
                            1981; Director of PLATINUM technology, inc., and U.
                            S. Robotics, Inc.

James G. Andress       55   President and Chief Operating Officer of the Company
                            since March 1994; Chief Executive Officer since May
                            1990; Vice Chairman from July 1993 until March 1994;
                            President from November 1989 until July 1993; Chief
                            Operating Officer from November 1989 until May 1990;
                            Director since November 1989. Chairman of Smith
                            Kline Beecham Healthcare Products and Services from
                            July 1989 until November 1989; Chairman of Beecham
                            Pharmaceuticals from July 1988 until July 1989;
                            President and Chief Operating Officer of Sterling
                            Drug, Inc., from May 1985 until July 1988; Director of the Liposome Co., Inc., NeoRx Corp., Sepracor,
                            Inc., Genelabs Technologies, Inc., Genetics
                            Institute, Inc., OptionCare, Inc., America Online,
                            Inc., Walsh International, Inc. and Allstate
                            Insurance Co., Inc.

Gerald Eskin, Ph.D.    59   Co-Founder of the Company; Vice Chairman since
                            December 1981; Professor of Marketing at the
                            University of Iowa since 1974 (currently adjunct status); Director since 1977.

Magid Abraham, Ph.D.   35   Vice Chairman of the Company since March 1994;
                            President and Chief Operating Officer from July 1993 until March 1994; Group President -Information
                            Services Group from February 1991 until July 1993;
                            President of the Product Development Division from
                            December 1988 until February 1991; Vice President since December 1988; Divisional Executive Vice
                            President from August 1988 until December 1988;
                            Employed by the Company in product development positions since June 1985; Director since July 1993.

Thomas M. Walker       46   Executive Vice President and Chief Financial and
                            Administrative Officer of the Company since March
                            1994; President of the Finance and Administration
                            Group since September 1990; Chief Financial Officer and Treasurer from September 1990 until March 1994;
                            Vice President of Finance and Administration, and
                            Chief Financial Officer of Praxis Biologics, Inc.
                            from 1988 until September 1990; Corporation Director of Finance and Administration of Sterling Drug, Inc.
                            from 1986 until 1988; Vice President of Finance and
                            Planning for the Japan-Canada-Australia-Pacific,
                            International Group and the world-wide Chemical
                            Group of Sterling Drug, Inc. from 1983 until 1986;
                            Director of the Company since March 1994.

      NAME            AGE   POSITION WITH COMPANY AND BUSINESS EXPERIENCE
  ------------        ---   ----------------------------------------------

Jeffrey P. Stamen      48   Vice President of the Company since January 1986;
                            President - IRI Software Group (formerly known as the Software Products Group) since February 1991;
                            President of the DSS Division from February 1988 until February 1991; Employed by the Company in senior management positions since June 1985;
                            Director of the Company since March 1994.

Randall S. Smith       42   Vice President of the Company since January 1986 and
                            President - International Operations Division since
                            December 1993; President of European Data Operations
                            Division from February 1993 until December 1993;
                            President of the Testing Services Division from
                            October 1990 to January 1993; President of
                            Operations Group from January 1988 until February
                            1989; President of the Data Base Division and Vice
                            President since January 1986; President of the
                            Administration Division from January 1987 until
                            September 1990.

George R. Garrick      41   Vice President of the Company and President - IRI
                            North America Group since November 1993; President and Chief Operating Officer of the Nielsen Marketing
                            Research U.S.A. unit of A.C. Nielsen Co. from July
                            1993 to October 1993; President of European
                            Information Services from July 1992 until June 1993;
                            President of the Syndicated Information Services
                            Division from February 1991 to June 1992; President of the Consumer Packaged Goods Division from
                            February 1989 until February 1991; Vice President since May 1988; Divisional Executive Vice President from March 1984 until January 1989.

Edward S. Berger       53   Division Executive Vice President since June 1993;
                            Secretary and General Counsel of the Company since
                            September 1988; Division Senior Vice President of the Company from February 1991 until June 1993; Vice
                            President, Assistant Secretary and General Attorney from December 1985 until September 1988.

All of the foregoing executive officers hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS
- --------------------------------------------------------------------------------

    The Company's common stock has been traded in the NASDAQ over-the-counter market since March 4, 1983 and in the NASDAQ National Market System since February 1984. Share data has been adjusted for all stock splits and stock dividends to date.

    The high and low closing sales prices for the Company's common stock are as follows:


                  Quarters       High        Low
                 -----------    -------    -------
        1992     1st quarter    $35-3/4    $23-1/2
                 2nd quarter     25-7/8     18-1/2
                 3rd quarter     27         21-1/2
                 4th quarter     34-3/4     25-3/4

        1993     1st quarter    $33-1/4    $27
                 2nd quarter     37-1/4     27-1/2
                 3rd quarter     44         33-5/8
                 4th quarter     41-3/4     34

    The last sale price on February 28, 1994 was $26 per share. As of February 28, 1994 there were 507 record holders of the Company's common stock.

    The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings for use in the Company's business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. In addition, the Company's lease agreement pertaining to the Company's corporate headquarters contains certain restrictions on the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

                                                            Year Ended December 31, 1993
                              ---------------------------------------------------------------------------------------
                                  1993              1992               1991             1990              1989
                              ---------------   ---------------   ---------------   ---------------   ---------------
                                                           (In thousands, except per share data)
                              --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
OPERATING STATEMENT DATA

Revenues from continuing
  operations                  $334,544  100.0%  $276,362  100.0%  $222,689  100.0%  $179,789  100.0%  $144,939  100.0%
Operating expenses             258,686   77.4%   209,065   75.7    175,332   78.7    143,488   79.8    119,728   82.6
Selling, general and
  administrative expenses       34,922   10.4%    29,594   10.7     22,042    9.9     20,258   11.3     18,090   12.5
Loss on disposition and
  write-off of assets            3,005   0.9%         --     --         --     --         --     --         --     --
Restructuring costs                 --    --          --     --         --     --         --     --      5,000    3.4
                              --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Operating profit                37,931   11.3%    37,703   13.6     25,315   11.4     16,043    8.9      2,121    1.5

Other income (expense) -  net      168    0.1%      (680)  (0.2)      (897)  (0.4)    (1,549)  (0.9)    (4,325)  (3.0)

Litigation settlement               --            (4,391)               --                --                --

Equity in loss of
 affiliated companies           (2,050)             (466)               --              (312)             (225)

Income tax (expense)
 benefit                       (15,416)          (12,919)           (9,032)           (7,934)              279

Minority interest                1,582                --                --                --                --

Loss from discontinued
  operations                        --                --                --              (580)          (10,724)

Cumulative effect on prior
  years of change in
  accounting principles (1)      1,864                --                --            (1,369)            1,500
                              --------  -----   --------  -----   --------  -----   --------  -----   --------  -----

Net income (loss)             $ 24,079   7.20%  $ 19,247    7.0%  $ 15,386    6.9%  $  4,299    2.4%  $(11,374)  (7.8)%
                              ========  =====   ========  =====   ========  =====   ========  =====   ========  =====

Income (loss) per common
and common equivalent share
  Continuing operations       $    .82          $    .78          $    .66          $    .32          $   (.12)
  Discontinued operations           --                --                --              (.03)             (.60)
                              --------          --------          --------          --------          --------
  Income (loss) before
   cumulative effect of
   accounting changes              .82               .78               .66               .29              (.72)
  Cumulative effect of
   accounting changes              .07                --                --              (.07)              .08
                              --------          --------          --------          --------          --------

Net income (loss)             $    .89          $    .78          $    .66          $    .22          $   (.64)
                              ========          ========          ========          ========          ========
Weighted average common and
  common equivalent shares      27,160            24,817            23,398            19,579            17,834
                              ========          ========          ========          ========          ========

BALANCE SHEET DATA

Total assets                  $327,515          $263,999          $202,808          $142,576          $141,780
Working capital                 91,970            87,941            53,155            24,253             4,174
Long-term debt                   3,087             4,718             9,285            23,155            29,395

(1) (See NOTE C to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company experienced significant growth in revenues and earnings over the past three years. During the three year period, operating profits have increased while operating and selling, general and administrative expenses have also increased. The Company made a decision to dispose of certain non-strategic assets which impacted 1993 operating results. Also in 1993, the Company made a change in its policy for the accounting of income taxes.

RESULTS OF OPERATIONS

    REVENUES FROM CONTINUING OPERATIONS. Revenues from continuing operations increased from $222.7 million in 1991 to $276.4 million in 1992 and $334.5 million in 1993. The percentage growth rates were 23.9% in 1991, 24.1% in 1992 and 21.1% in 1993. The Company's revenue growth was principally due to strong growth in InfoScan services and increased revenues from its line of business intelligence software products. The growth in InfoScan's revenues was the result of both new clients and increased utilization of InfoScan's services by existing clients. The Company continues to generate additional revenue from its expansion of its InfoScan's supermarket, drug and mass merchandiser services. Business intelligence software products, primarily EXPRESS Software products, experienced significant growth in both domestic and international revenues. BehaviorScan/Other Testing Services remained relatively constant over the prior years' amounts.

  OPERATING EXPENSES. Operating expenses increased from $175.3 million in 1991 to $209.1 million in 1992 and $258.7 million in 1993. As a percentage of revenues, operating expenses decreased from 78.7% to 75.7% and increased to 77.4% over the three-year period. The 1993 increase over 1992 in operating expenses reflected a $29.7 million increase in compensation expense, an $11.5 million increase in amortization of deferred data procurement costs and a $4.8 million increase in travel related expenses. Operating expenses in 1992 increased from 1991 levels principally as a result of a $24.0 million increase in compensation expense, an $8.0 million increase in the amortization of deferred data procurement costs and a $1.0 million increase in computer operation expenses.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $22.0 million in 1991 to $29.6 million in 1992 and $34.9 million in 1993. As a percentage of revenue, SG&A expenses increased from 9.9% in 1991 to 10.7% in 1992 and decreased to 10.4% in 1993.
The increase in 1993 expense, as in prior years, was primarily due to increases in compensation and related staffing costs associated with the Company's growth in both domestic and international operations, and increased recruiting and employee development expenses. The decrease as a percentage of revenue in 1993 from 1992 was due to control of expenses and the spreading of fixed administrative expenses over a larger revenue base.

  LOSS ON DISPOSITION AND WRITE-OFF OF ASSETS. The Company recorded a pre-tax charge of approximately $805,000 in the third quarter of 1993 to expense various intangibles related to its 1991 agreements with VideOcart, Inc. Also in the first quarter of 1993, the Company provided for the expected loss of $2.2 million on the disposition of certain nonstrategic assets.

  OPERATING PROFIT. Operating margins improved as a percentage of revenues from 11.4% in 1991 to 13.6% in 1992 and decreased to 11.3% in 1993. Operating margins were adversely affected by higher operating expense levels and expenses related to the loss on disposition and write-off of assets. The 1992 operating margin improvement reflected increased revenues from the Company's InfoScan product line and business intelligence software products, the lower cost of maintaining a reduced number of BehaviorScan markets and, in general, the impact of spreading fixed administrative and operating expenses over a larger revenue base.

  OTHER INCOME (EXPENSE). Other expense increased from $897,000 in 1991 to $5.1 million in 1992. In 1993, the Company recorded other income of $168,000. The fluctuation of expense to income was principally due to the reduction in interest expense from $2.5 million in 1992 to $1.0 million in 1993. Reduced interest expense levels reflected lower borrowing levels. The increase in other expense in 1992 was principally due to the nonrecurring provision for patent infringement litigation. See Legal Proceedings.

  EQUITY IN LOSS OF AFFILIATED COMPANIES. Equity in loss of affiliated companies reflected losses recognized related to equity investments. (See NOTE D of Notes to Consolidated Financial Statements).

  INCOME TAX EXPENSE. The Company's effective tax rates for 1991, 1992 and 1993 were 37.0%, 40.2% and 42.8%, respectively. The 1993 tax rate on operations including minority interest was 41.0%. The 1993 tax rate includes the effect of the Company increasing its domestic deferred tax liability in 1993 as a result of legislation enacted during 1993 increasing the Federal corporate tax rate from 34% to 35%. The 1991 tax rate reflected a tax benefit from the liquidation of a foreign subsidiary, the disposition of an equity investment and the utilization of net operating loss carryforwards for which tax benefits had not previously been reflected. The 1991, 1992 and 1993 tax rates also reflect the effect of state income taxes net of the federal benefits.

  MINORITY INTEREST. Minority interest reflects non-Company owned stockholder interest in InfoScan NMRA Limited. (See NOTE B of Notes to Consolidated Financial Statements).

  CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGES IN ACCOUNTING PRINCIPLE. In 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes effective January 1, 1993. The cumulative effect of this change at January 1, 1993 was to recognize a tax benefit of $1.9 million or $.07 per share.

  NET INCOME. As a result of the factors described above, net income increased from $15.4 million in 1991 to $19.2 million in 1992 and to $24.1 million in 1993.

FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES. During 1993 and 1992, the Company's cash requirements were satisfied through internally generated funds and proceeds from previous equity offerings. Working capital at December 31, 1993 was $92.0 million, reflecting an increase of $4.0 million over December 31, 1992. The net increase results from the adoption of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which increased working capital by $17.1 million, net of a reduction in working capital items other than deferred income taxes of $13.1 million. In 1992, the Company replaced its $25 million credit facility with a new facility of the same amount. The new facility expires in 1996. The Company has received a firm commitment from its lender to increase its credit facility to $50 million. In September 1992, the Company issued 1,380,000 shares of its common stock for $24.00 per share, resulting in net proceeds of approximately $31.2 million.

  Working capital requirements continue to be extensive due to the Company's expansion of its business and investment in its InfoScan data base, international operations and its software development activities. As of December 31, 1993, the Company had capital commitments of approximately $3.9 million, which were primarily for computer equipment and scanner equipment. Although not yet committed, the Company expects to spend a substantially greater amount than its initial commitments during 1994 for such capital items. For 1993 and 1992, total capital expenditures were $25.9 million and $20.0 million respectively. The investment in the InfoScan data bases and software development will continue to increase due to expansion of operations. The Company also expects to expand its operations and investments internationally, which may require significant resources. See Other Developments.

  The Company believes it will have sufficient funds from its cash balances, internally generated funds and bank credit facility to satisfy its working capital requirements for 1994 and the foreseeable future.

OTHER DEVELOPMENTS

    In April 1993, the Company acquired a 45% ownership interest in a French market information business through the formation of a joint venture with SECODIP, S.A. of Paris, a subsidiary of SOFRES, S.A., and GfK AG of Germany. SECODIP and SOFRES held a 45% and 10% interest, respectively. The Company and GfK AG contributed their investments in the former EuroScan France operations to the joint venture company, while SECODIP, S.A. contributed certain assets related to its retail audit business. The name of the joint venture company is IRI-SECODIP, S.N.C. The business of the joint venture includes the development of the Company's scanner-based information services in the French markets. In connection with the formation of the joint venture, the Company obtained certain intangible rights from SECODIP, S.A., some of which the Company then licensed to the joint venture. The Company's investments in connection with the joint venture, including its acquisition costs, approximated $13.0 million.

  In July 1993, the Company and GfK AG completed the reorganization of their 1988 EuroScan joint venture. GfK AG contributed its consumer panel and retail audit businesses to the already established scanner-based information businesses of the EuroScan joint venture. The Company's ownership interest in the joint venture company, GfK Panel Services GmbH, is 15%. The Company's net investment made to the joint venture company in connection with the reorganization was $7.2 million, including transaction costs. The Company also reacquired certain Western European rights to its InfoScan production technology for $2.0 million.

  In February 1994, the Company signed an agreement in principle with privately held Asia-based SRG Holdings Limited ("SRG") to acquire SRG in an exchange of stock valued at approximately $76.0 million. SRG is Asia's largest market research firm, operating in 12 countries in the Asia Pacific Region. SRG had worldwide sales in excess of $70.0 million in 1993. See NOTE P to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

(a) Financial Statements                      Page No.
    --------------------                      --------
    Report of Independent Certified
     Public Accountants                            28

    Consolidated Balance Sheets at
     December 31, 1993 and 1992                 29-30

    Consolidated Statements of Income
     for the years ended December 31, 1993,
     1992 and 1991                                 31

    Consolidated Statements of Stockholders'
     Equity for the years ended December
     31, 1993, 1992 and 1991                       32

    Consolidated Statements of Cash
     Flows for the years ended
     December 31, 1993, 1992 and 1991              33

    Notes to Consolidated Financial
     Statements                                 34-53


(b) Supplementary Data
    ------------------

    Summary of Quarterly Data                   54-55


    Financial statement schedules are included on pages 62 to 64 following the signature pages of this report (See Item 14).

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Information Resources, Inc. and Subsidiaries


  We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in NOTE C, effective January 1, 1993, the Company changed its method of accounting for income taxes.


                                          GRANT THORNTON

Chicago, Illinois
February 10, 1994

                  Information Resources, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (Dollars in thousands)

ASSETS                                             1993        1992
                                                 --------    --------
CURRENT ASSETS
  Cash and cash equivalents                      $ 19,368    $ 53,593

  Accounts receivable
    Customers                                     113,495      82,060
    Related parties                                 4,257       2,384
    Other                                           1,135       1,842
                                                 --------    --------
                                                  118,887      86,286
    Allowance for doubtful receivables             (2,250)     (2,051)
                                                 --------    --------
                                                  116,637      84,235

  Deferred income taxes (NOTE I)                    9,205          --
  Prepaid expenses and other current assets         4,230       3,698
                                                 --------    --------

    Total current assets                          149,440     141,526
                                                 --------    --------

PROPERTY AND EQUIPMENT
  Computer equipment                               58,206      47,553
  Market advertising and testing equipment         19,631      13,119
  Store operating equipment                         6,309      19,014
  Leasehold improvements                           12,572      10,804
  Equipment and furniture                          27,467      21,546
                                                 --------    --------
                                                  124,185     112,036

    Accumulated depreciation and
    amortization                                 (71,013)     (71,271)
                                                 -------     --------
                                                  53,172       40,765

INVESTMENTS (NOTE D)                              11,764        1,598

OTHER ASSETS (NOTE E)                            113,139       80,110
                                                --------     --------

                                                $327,515     $263,999
                                                ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Information Resources, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (Dollars in thousands)

LIABILITIES                                        1993       1992
                                                 --------   --------

CURRENT LIABILITIES
 Current maturities of long-term debt (NOTE H)   $  1,691   $  1,676
 Accounts payable                                  14,512     13,034
 Accrued expenses (NOTE G)                         21,521     17,279
 Deferred income taxes (NOTE I)                        --      7,926
 Deferred revenue                                  13,844      9,548
 Other (NOTES L & M)                                5,902      4,122
                                                 --------   --------


   Total current liabilities                       57,470     53,585
                                                 --------   --------

LONG-TERM DEBT (NOTE H)                             3,087      4,718

DEFERRED INCOME TAXES (NOTE I)                     31,040     11,403

DEFERRED GAIN                                       4,878      5,294

OTHER LIABILITIES                                   1,176        938

MINORITY INTEREST                                   1,202      1,173

COMMITMENTS & CONTINGENCIES (NOTE M)                   --         --

STOCKHOLDERS' EQUITY (NOTE K)
 Preferred stock - authorized 1,000,000 shares,
   $.01 par value, none issued                         --         --

 Common stock - authorized 60,000,000 shares,
   $.01 par value, issued 25,416,502 shares
   in 1993 and 24,546,345 shares in 1992              254        245

 Capital in excess of par value                   157,972    139,537

 Retained earnings                                 72,333     48,254

 Cumulative translation adjustment                 (1,897)    (1,148)
                                                 --------   --------

   Total stockholders' equity                     228,662    186,888
                                                 --------   --------
                                                 $327,515   $263,999
                                                 ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Information Resources, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME

                            Year Ended December 31,
                 (Dollars in thousands, except per share data)

                                                            1993       1992       1991
                                                         --------    --------   --------
Revenues                                                 $334,544    $276,362   $222,689
                                                         --------    --------   --------
Costs and expenses
  Operating expenses                                      258,686     209,065    175,332
  Selling, general and administrative expenses             34,922      29,594     22,042
  Loss on disposition and write-off of assets               3,005          --         --
                                                         --------    --------   --------
                                                          296,613     238,659    197,374
                                                         --------    --------   --------

Operating profit                                           37,931      37,703     25,315
Other income (expense)
  Interest income                                           1,257       1,631      1,772
  Interest expense                                         (1,049)     (2,542)    (2,636)
  Litigation provision                                       (432)     (4,391)        --
  Other - net                                                 392         231        (33)
                                                         --------    --------   --------
                                                              168      (5,071)      (897)
                                                         --------    --------   --------

Equity in loss of affiliated companies                     (2,050)       (466)        --
                                                         --------    --------   --------
Income before income taxes, minority
  interest and cumulative effect of
  change in accounting principle                           36,049      32,166     24,418
Income tax expense                                         15,416      12,919      9,032
                                                         --------    --------   --------
Income before minority interest and
  cumulative effect of change
  in accounting principle                                  20,633      19,247     15,386
Minority interest                                           1,582          --         --
                                                         --------    --------   --------
Income before cumulative effect of
  change in accounting principle                           22,215      19,247     15,386
Cumulative effect on prior years of
  change in accounting principle (NOTE C)                   1,864          --         --
                                                         --------    --------   --------
Net income                                               $ 24,079    $ 19,247   $ 15,386
                                                         ========    ========   ========

Income per common and common equivalent share:
  Before cumulative effect of
    accounting change                                    $    .82    $    .78   $    .66
  Cumulative effect of accounting change                      .07          --         --
                                                         --------    --------   --------
  Net income                                             $    .89    $    .78   $    .66
                                                         ========    ========   ========

Weighted average common and common equivalent shares       27,160      24,817     23,398
                                                         ========    ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Information Resources, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Three Years Ended December 31,
                             (Dollars in thousands)




                                                   Capital in               Cumulative    Treasury
                                 Preferred  Common  Excess of    Retained   Translation    Common
                                   Stock    Stock   Par Value    Earnings   Adjustment      Stock       Total
                                 ---------  -----  -----------  ----------  -----------  ------------  ---------


Balance at January 1, 1991       $      --   $207    $ 51,433     $14,600      $   757       $(1,613)  $ 65,384
Exercise of stock options               --     --       5,408          --           --           847      6,255
Income tax benefit from the
 exercise of stock options              --     --       3,313          --           --            --      3,313
Compensation for issuance of
 stock options at less than
 fair market value                      --     --         248          --           --            --        248
Issuance of 2,270,000  shares           --     22      45,809          --           --            --     45,831
Purchase of Citicorp warrants           --     --     (12,500)         --           --            --    (12,500)
Retirement of treasury stock            --     --          --        (979)          --            --       (979)
Foreign currency translation            --     --          --          --          393            --        393
Net income for the year                 --     --          --      15,386           --            --     15,386
                                 ---------   ----    --------     -------      -------       -------   --------
Balance at December 31, 1991            --    229      93,711      29,007        1,150          (766)   123,331
                                 ---------   ----    --------     -------      -------       -------   --------
Exercise of stock options               --      1       5,494          --           --           766      6,261
Income tax benefit from the
 exercise of stock options              --     --       5,890          --           --            --      5,890
Issuance of 160,000  shares             --      1       3,172          --           --            --      3,173
Compensation for issuance of
 stock options at less than
 fair market value                      --     --         124          --           --            --        124
Issuance of 1,380,000  shares           --     14      31,146          --           --            --     31,160
Foreign currency translation            --     --          --          --       (2,298)           --     (2,298)
Net income for the year                 --     --          --      19,247           --            --     19,247
                                 ---------   ----    --------     -------      -------       -------   --------
Balance at December 31, 1992            --    245     139,537      48,254       (1,148)           --    186,888
                                 ---------   ----    --------     -------      -------       -------   --------
Exercise of stock options               --      9      11,169          --           --            --     11,178
Income tax benefit from the
 exercise of stock options              --     --       6,846          --           --            --      6,846
Compensation for issuance of
 stock options at less than
 fair market value                      --     --         420          --           --            --        420
Foreign currency translation            --     --          --          --         (749)           --       (749)
Net income for the year                 --     --          --      24,079           --            --     24,079
                                 ---------   ----    --------     -------      -------       -------   --------
Balance at December 31, 1993     $      --   $254    $157,972     $72,333      $(1,897)      $    --   $228,662
                                 =========   ====    ========     =======      =======       =======   ========

The accompanying notes to consolidated financial statements are an integral part of these statements

                  Information Resources, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year Ended December 31,
                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                      1993       1992       1991
                                                        ---------   --------   --------
  Net income:                                           $  24,079   $ 19,247   $ 15,386
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                            21,429     18,510     16,016
  Amortization of deferred data procurement costs          50,464     38,742     30,709
  Deferred income taxes                                     6,559      5,537      3,283
  Equity in loss of affiliated companies                    2,050        466         --
  Minority interest                                        (1,582)        --         --
  Cumulative effect of adoption of FAS 109                 (1,864)        --         --
  Loss on disposition and write-off of assets               3,005         --         --
  Other                                                        48       (528)       730
  Change in assets and liabilities:
    Increase in accounts receivable                       (34,728)    (6,678)   (26,467)
    (Increase)/Decrease in other current assets              (458)       275       (355)
    Increase in other assets                               (1,505)    (2,538)    (2,872)
    Increase/(Decrease) in accounts payable                 1,344      2,226     (1,771)
    Increase/(Decrease) in other current
      liabilities                                           1,756      5,986     (3,245)
    Increase in income taxes                                4,922      5,734      2,877
    Increase in deferred revenue                            4,296      1,161      3,813
    Increase in other liabilities                             192        349        128
                                                        ---------   --------   --------
    Total adjustments                                      55,928     69,242     22,846
                                                        ---------   --------   --------
    Net cash provided by operating activities              80,007     88,489     38,232

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment              168         56        426
    Purchase of property and equipment                    (25,906)   (19,993)   (12,228)
    Software costs                                        (10,202)    (8,808)    (6,458)
    Deferred data procurement costs                       (67,991)   (51,881)   (36,752)
    Net assets acquired in business acquisitions           (1,252)    (2,921)        --
    Investments relating to joint ventures                (20,287)      (425)        --
                                                        ---------   --------   --------
    Net cash used by investing activities                (125,470)   (83,972)   (55,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under line-of-credit agreements             --         --    (16,415)
    Net repayments of long-term debt                       (1,500)   (20,216)    (2,035)
    Proceeds from exercise of stock options                11,598      6,385      6,503
    Proceeds from issuance of common stock, net
      of expenses                                              --     34,333     45,831
    Capital contributions from minority interest            1,486      1,173         --
    Purchase of treasury stock by subsidiary acquired
      in pooling transaction                                   --         --       (979)
                                                        ---------   --------   --------
           Net cash provided by financing activities       11,584     21,675     32,905
    EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (346)    (1,093)        37
                                                        ---------   --------   --------
    NET INCREASE (DECREASE) IN CASH                       (34,225)    25,099     16,162
    CASH AND CASH EQUIVALENTS AT
       BEGINNING OF YEAR                                   53,593     28,494     12,332
                                                        ---------   --------   --------
    CASH AND CASH EQUIVALENTS AT
       END OF YEAR                                      $  19,368   $ 53,593   $ 28,494
                                                        =========   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Information Resources, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1993, 1992, and 1991


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation
   ---------------------------

The consolidated financial statements include the accounts of Information Resources, Inc. ("IRI" or the "Company") and all wholly or majority owned subsidiaries. The minority interest separately disclosed herein reflects the non-Company owned stockholder interest in InfoScan NMRA Limited. The equity method of accounting is used for investments in which the Company has a 50% or less ownership and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Revenue Recognition
   -------------------

InfoScan and PromotionScan products generally have contract terms of a period not less than one year. Contracts are generally categorized into one of two classes: 1) cancelable at the end of each year with six months written notice by either party, or 2) multi-year contracts either non-cancelable or cancelable only with significant penalties generally cancelable with six months notice after the initial term. A portion of the base contract revenue, approximately 15% of a calculated first year price, is recognized in the period between client commitment and the delivery of forward data to match revenue with costs to customize and set up client reports. An additional 25% is recognized in the period between commitment and the delivery of forward data to match revenue with the costs allocated to the period for which historical data, usually one to two years, is furnished. The remaining revenue from the first commitment period is recognized ratably over the initial contract term. Revenues from remaining years of multi-year contracts, extensions and renewals are recognized ratably over their extension periods. After the initial commitment, the contract generally continues indefinitely, unless cancelled by the client on six months prior notice. Revenue for special analytical services is recognized as services are performed. Initial BehaviorScan contracts typically commence within three months after execution and provide clients with historical data covering the six-month to one-year period prior to a contract's commencement date and with data, testing services and analyses for the twelve-month period covering the minimum term of the contract. A portion of the revenue from the contract, approximately 25% of the first year minimum, is recognized in the period between the client's commitment and the test commencement. This revenue is recognized to match revenue with cost allocated to the period for which historical data is furnished. The remaining revenue from the minimum period is recognized ratably over the initial contract term. Revenues from contract extensions are recognized ratably over their extension periods, typically year-to-year.

                  Information Resources, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1993, 1992, and 1991


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

Revenues from the sale of EXPRESS, APOLLO and other software application products, under licensing agreements, are recognized upon delivery where there is a reasonable basis for estimating collectibility and the Company has no significant remaining obligations. If there are significant other obligations, revenues are recognized on the basis of estimated cost. Related software maintenance fees are recognized as earned over the terms of their respective contracts.

Revenues from market research and consulting projects are recognized as services are performed. Certain of these projects are fixed-price in nature and use the percentage-of-completion method for the recognition of revenue. Revenues for projects that include a timesharing aspect are allocated over the timesharing period based on the costs incurred to provide the service.

Billings to customers in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled charges are included as a part of accounts receivable and represent accrued revenues and fees on contracts and other services incurred to date.

3. Property and Equipment
   ----------------------

Property and equipment is recorded at cost and depreciated over the estimated service lives. For financial statement purposes, depreciation is provided by the straight-line method. For income tax purposes, accelerated methods are used.

Leasehold improvements are amortized over the shorter of their estimated service lives or the terms of their respective lease agreements for financial statement purposes. For income tax purposes, leasehold improvements are amortized over the service lives of the buildings.

During 1993, the Company reduced store operating equipment and related accumulated depreciation by $13.0 million for equipment which was no longer used, obsolete or reverted to store owners.

4. Other Assets
   ------------

Other assets include deferred data procurement costs, goodwill, capitalized software, data and solicitation rights and non-compete agreements. Data procurement costs are capitalized as incurred and amortized over periods not exceeding twenty-eight months. Goodwill represents the unamortized cost in excess of fair value of the net assets of acquired subsidiaries and the excess of cost over the allocation to data and solicitation rights. Goodwill is amortized on a straight-line basis over periods from ten to twenty years. Capitalized costs of computer software to be sold are amortized on a straight-line basis beginning upon general release date and not exceeding three years. Solicitation rights are amortized on a straight line basis over the expected useful lives of six to ten years. Non-compete agreements are being amortized over periods from two to seven years.

                  Information Resources, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1993, 1992, and 1991


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

5.                 Stock Options
                   -------------

For options granted at fair market value, the proceeds are credited to the capital accounts upon exercise. For options granted at less than fair market value, the difference between the exercise price and fair market value at date of grant is recognized as compensation expense over the vesting period. With respect to nonqualified options, the Company recognizes a tax benefit upon exercise of these options in an amount equal to the difference between the option price and the fair market value of the common stock. With respect to incentive stock options, tax benefits arising from disqualifying dispositions are recognized at the time of disposition. Tax benefits related to stock options are credited to capital in excess of par value.

6. Income per Common and Common Equivalent Share
   ---------------------------------------------

Income per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during each year.

The effect of dilution from the exercise of stock options is considered in the computation of income per common and common equivalent share. The modified treasury stock method was used to compute income per common and common equivalent share for the quarters ended June 30 and September 30, 1992 and for all quarters in 1993 since options and warrants outstanding exceeded 20% of the shares of common stock outstanding. The treasury stock method was used to calculate income per common and common equivalent share for other periods.

7. Income Taxes
   ------------

The Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) effective January 1, 1993. FAS 109 requires an asset and liability approach in accounting for income taxes. Under this method, deferred income taxes are recognized, at enacted rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at each year end. (See NOTE C). Prior to January 1, 1993, the Company followed the provisions of Financial Accounting Standards No. 96 - Accounting for Income Taxes. Among other things, its provisions include providing deferred taxes based upon enacted tax rates which would apply during the period in which taxes become payable (receivable) and the adjustment of cumulative deferred taxes for any changes in the tax rates.

Deferred U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries since such earnings are considered to be permanently invested in those operations. Cumulative undistributed earnings of foreign subsidiaries were not significant at December 31, 1993.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

8.  Reclassifications
    -----------------

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1993 presentation.

9.  Cash and Cash Equivalents
    -------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and funds held in money market accounts with a maturity of three months or less. The carrying amount approximates fair value.

10. Supplemental Cash Flow Information
    ----------------------------------

Cash paid for interest and income taxes during the years ended December 31, was as follows:


                                     1993      1992      1991
                                    ------    ------    ------
                                       (In thousands)

Interest                            $1,055    $2,866    $2,949
Income taxes                        $3,935    $1,648    $2,872

The Company had noncash financing transactions relating to capital lease obligations for new equipment. These totaled $1,053,000 and $6,881,000 for 1992 and 1991, respectively.

The Company had noncash investing transactions resulting from the reclassification of receivables due from some of the Company's joint ventures and joint venture partners in satisfaction of cash contributions the Company otherwise would have made to various joint ventures. The amounts totaled $1,800,000 in 1993.

The Company had noncash financing transactions relating to income tax benefits realized from the exercise of nonqualified stock options. These totaled $6,846,000, $5,890,000 and $3,313,000 for 1993, 1992 and 1991, respectively.

In 1991 the Company purchased all of the outstanding warrants held by Citicorp Credit Services, Inc. (Citicorp) in exchange for a promissory note in the principal amount of $12.5 million. In 1992, this promissory note was repaid in full.

11.  Fair Value of Financial Instruments
     -----------------------------------

The carrying value of the Company's financial instruments is a reasonable approximation of their fair values.

                 Information Resources, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1993, 1992, and 1991


NOTE A -  SUMMARY OF ACCOUNTING POLICIES - Continued

12.  Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables.

The Company's cash equivalents are placed in high quality securities and diverse investment funds. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas.

As of December 31, 1993 and 1992, the Company had no significant concentrations of credit risk.

NOTE B - ACQUISITIONS

In July 1993, the Company and GfK AG completed the reorganization of their 1988 EuroScan joint venture. GfK AG contributed its consumer panel and retail audit businesses to the already established scanner-based information businesses of the EuroScan joint venture. The Company's ownership interest in the joint venture company, GfK Panel Services GmbH, is 15%. The Company's net investment made to the joint venture company in connection with the reorganization was $7.2 million, including transaction costs. The Company also reacquired certain Western European rights to its InfoScan production technology for $2.0 million.

In April 1993, the Company acquired a 45% ownership interest in a French market information business through the formation of a joint venture with certain European market research companies. SECODIP, S.A. of Paris, a subsidiary of SOFRES, S.A., holds a 45% interest in the joint venture company, and GfK AG of Germany has a 10% interest. The Company and GfK AG contributed their investments in the former EuroScan France operations to the joint venture company, while SECODIP, S.A. contributed certain assets related to its retail audit business. The name of the joint venture company is IRI - SECODIP, S.N.C. The purpose of the joint venture includes the development of the Company's scanner-based information services in the French markets. In connection with the formation of the joint venture, the Company obtained certain intangible rights from SECODIP, S.A., some of which the Company then licensed to the joint venture. The Company's investments in connection with the joint venture, including its acquisition costs, approximated $13.0 million.

In December 1992, the Company organized LogiCNet, Inc. as a joint venture company along with other parties to pursue development of a distribution resource planning system incorporating inventory management and product reordering systems. The Company intends to underwrite development costs, for which it may be reimbursed by others, and has the option to acquire up to a 65% ownership interest in the venture.

In November 1992, Catalina Marketing Corporation and the Company formed a joint venture company, Catalina Information Resources, Inc., to develop products and services designed to enhance decision-making capabilities involving quick response product reordering and day-after sales performance tracking. The Company initially contributed $425,000 in cash and licensed certain software capabilities in return for a 50% ownership interest. During 1993, the Company contributed $350,000 in cash to the joint venture.

                 Information Resources, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1993, 1992, and 1991

NOTE B - ACQUISITIONS - Continued

In June 1992, the Company formed a joint venture, InfoScan NMRA Limited, with GfK AG of Nuremberg, Germany and Taylor Nelson Group Limited (now known as Taylor Nelson AGB plc) of London to purchase certain assets of the NMRA Retail Audit business of BGA Audits Limited (formerly Audits of Great Britain), a United Kingdom market research company in administration. The Company purchased 60% of the joint venture for $2.9 million including direct costs of acquisition. During 1993, as a result of disproportionate capital contributions made by the joint venture partners, the Company's ownership interest increased to approximately 75% at December 31, 1993. The other partners may reestablish their ownership interest percentages to their original levels within a specified period of time. The accounts of the joint venture have been included in the accompanying consolidated financial statements.

In May 1992, the Company acquired Towne-Oller & Associates ("Towne-Oller"). The transaction was effected through the exchange of approximately 690,000 shares of the Company's common stock for all of the issued and outstanding shares of Towne-Oller. The acquisition has been accounted for as a pooling-of-interests and accordingly, the accompanying consolidated financial statements have been restated to reflect the acquisition.


NOTE C - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 -Accounting for Income Taxes (FAS 109). The effect of the adoption was to record a $1,864,000 favorable cumulative effect adjustment as of January 1, 1993 in the statement of income for the year ended December 31, 1993. The adjustment primarily represents the impact of recognizing tax benefits for future taxable losses that could not be recorded under FAS 96.

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991

NOTE D - INVESTMENTS

Investments at December 31 are as follows:

                                                1993    1992
                                              -------  ------
                                              (In Thousands)

GfK Panel Services GmbH, at cost              $ 7,155  $  591

IRI-SECODIP, S.N.C., at cost plus
equity in undistributed earnings                4,012     558

Other, at cost plus equity in
undistributed earnings                            597     449
                                              -------  ------

                                              $11,764  $1,598
                                              =======  ======

At December 31, 1993 and 1992, the amount of investments in companies accounted for by the equity method included goodwill in the amount of $3,246,000 and $559,000 which is being amortized into income over periods not exceeding 15 years. This amortization is included in the equity in loss of affiliated companies.

At December 31, 1993, the Company had outstanding receivables of $2.5 million due from affiliates.

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991



NOTE E - OTHER ASSETS

Other assets at December 31 are as follows:


                                                              1993      1992
                                                            --------  --------
                                                              (In thousands)

Deferred data procurement costs - net of accumulated
  amortization of $62,333 in 1993 and $44,736 in 1992       $ 71,131   $53,416

Goodwill - net of accumulated amortization of $1,439
  in 1993 and $888 in 1992                                     3,931     3,355

Capitalized software costs - net of accumulated
  amortization of $10,081 in 1993 and $11,827 in 1992         21,481    15,245

Solicitation rights - net of accumulated
  amortization of $3,112 in 1993 and $1,843 in 1992            7,815     3,067

Non-compete agreements - net of accumulated amortization
  of $2,272 in 1993 and $1,127 in 1992                         4,328     1,473

Other                                                          4,453     3,554
                                                            --------   -------

                                                            $113,139   $80,110
                                                            ========   =======


In 1993 and 1992, deferred data procurement costs of $32,867,000 and $30,594,000 respectively, became fully amortized. Such fully amortized costs are excluded from the amounts shown above.

In 1993 and 1992, capitalized software costs of $6,712,000 and $8,283,000 respectively became fully amortized. Such fully amortized costs are excluded from the amounts shown above.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991


NOTE F - NOTE PAYABLE

On November 25, 1991, the Company purchased the outstanding warrants held by Citicorp in exchange for a promissory note in the principal amount of $12.5 million. The note bore an interest rate of 1% over the Citicorp base rate with interest payable monthly. The note was due December 31, 1992 and the outstanding principal and related interest were paid in full.

NOTE G - ACCRUED EXPENSES

Accrued expenses at December 31 are as follows:

                                                   1993           1992
                                                  -------        -------
                                                      (In thousands)

Accrued payroll                                   $ 8,446        $ 7,361
Accrued property, payroll and other taxes           4,701          3,370
Other                                               8,374          6,548
                                                  -------        -------
                                                  $21,521        $17,279
                                                  =======        =======

NOTE H- LONG-TERM DEBT

Long-term debt at December 31, is as follows:

                                                    1993           1992
                                                  -------        -------
                                                       (In thousands)
Capitalized leases                                $ 4,778        $ 6,394
Less current maturities                             1,691          1,676
                                                  -------        -------
                                                  $ 3,087        $ 4,718
                                                  =======        =======

Maturities of long-term debt during each of the years 1994 through 1997 are $1,691,000, $1,523,000, $912,000 and $652,000, respectively.

The amount consists primarily of leases for telephone and computer equipment expiring in 1997. Total interest in the amount of $605,000 to be paid over the period of the lease is not included in the lease commitment.

On December 22, 1992, the Company entered into a new bank credit facility replacing its previous facility dated October 30, 1990. The credit facility allows borrowings up to $25 million due April 30, 1996 at an interest rate at or below prime. Interest is payable quarterly. The credit facility contains certain financial covenants including: limitations on acquisitions, restrictions on additional indebtedness and liens and maintenance of minimum levels of tangible net worth, current and cash flow coverage ratios. There were no amounts outstanding under the credit facility at December 31, 1993 and December 31, 1992.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991


NOTE I - INCOME TAXES

The components of income before income taxes are as follows:

                                 1993       1992      1991
                                -------    -------   -------
                                       (In thousands)

Domestic                        $38,426    $28,860   $23,159
Foreign                          (2,377)     3,306     1,259
                                -------    -------   -------
                                $36,049    $32,166   $24,418
                                =======    =======   =======


Income tax expense for the three years ended December 31 consists of the following components:

                                 1993       1992       1991
                               --------    -------    ------
                                       (In thousands)
Current income tax expense
  Federal                       $ 6,048    $ 4,572    $4,431
  Foreign                           989        966       499
  State and local                 1,820      1,844       819
                                -------    -------    ------
                                  8,857      7,382     5,749
                                -------    -------    ------
Deferred income tax expense
  Federal                         5,148      4,877     2,760
  State and local                 1,411        660       523
                                -------    -------    ------
                                  6,559      5,537     3,283
                                -------    -------    ------

                                $15,416    $12,919    $9,032
                                =======    =======    ======

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991



NOTE I - INCOME TAXES - Continued

Temporary differences and carryforwards, which give rise to deferred income tax assets and liabilities at December 31, 1993 are as follows:

                                                        Deferred   Deferred
                                                          Tax         Tax
                                                         Assets   Liabilities
                                                        --------  -----------
                                                            (In thousands)
Capitalized software costs, net of amortization          $    --    $ 7,999
Property and equipment                                        --      1,963
Deferred data procurement costs, net of amortization          --     26,594
Tax credit carryforwards                                   4,100         --
Tax loss carryforwards                                       896         --
Litigation provision                                       1,810         --
Deferred gain                                              1,962         --
Other                                                      6,009         56
                                                         -------    -------

Total deferred taxes                                     $14,777    $36,612
                                                         =======    =======

In 1992 and 1991, deferred income tax expense included taxes resulting from timing differences in the recognition of revenue and expense for income tax and financial statement purposes. The sources of these differences and their net tax effects for the two years ended December 31 are as follows:

                                                 1992       1991
                                                -------    -------
                                                  (In thousands)
Deferred tax expense
  Excess tax (book) depreciation                $  (501)   $ 1,080
  Capitalized software costs,
    net of amortization                           1,861        996
  Deferred data procurement costs,
    net of amortization                           3,574      2,463
  Reversal due to general business
    tax credit utilization                        2,112        362
  Capitalized leases                                290     (1,021)
  Accruals not currently deductible
    for tax                                         224       (913)
  Litigation provision not currently
    deductible for tax                           (1,619)        --
  Other                                            (404)       316
                                                -------    -------
                                                $ 5,537    $ 3,283
                                                =======    =======

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991

NOTE I - INCOME TAXES - Continued

Income tax expense differs from the statutory U.S. Federal income tax rate of 35% for 1993 and 34% for 1992 and 1991 applied to income before income taxes as follows:

                                                   1993    1992     1991
                                                 -------  -------  ------
                                                       (In thousands)
Income tax expense
  at statutory Federal tax rate                  $12,617  $10,936  $8,302
State income taxes, net of
  Federal income tax benefit                       1,974    1,603   1,325
Change in tax rates                                  443       --      --
Loss on liquidation of subsidiary                     --       --    (814)
Nondeductible acquisition/organization costs         345      460      --
Other                                                 37      (80)    219
                                                 -------   ------  ------

Actual income tax expense                        $15,416  $12,919  $9,032
                                                 =======  =======  ======

"Effective" income tax rate                         42.8%    40.2%   37.0%
                                                 =======  =======  ======

At December 31, 1993, the Company had general business tax credit carryforwards of approximately $2,500,000 available to reduce future Federal income tax liabilities which will expire between 1995 and 2000 if not utilized. At December 31, 1993, the Company had tax loss carryforwards of $2,200,000 which will expire between 1998 and 2008 if not utilized. The full realization of the tax benefits associated with the carryforwards depends predominantly upon the recognition of ordinary income, and to a lesser extent, capital gain income during the carryforward period. The Company believes it is more likely than not that such benefits will be realized. For financial reporting purposes, the Company has recognized the tax effects of the tax loss and tax credit carryforwards as reductions of deferred Federal income taxes. The Tax Reform Act of 1986 enacted an alternative minimum tax system for corporations, generally effective for taxable years beginning after December 31, 1986. The alternative minimum tax is imposed at a 20% rate on the corporation's alternative minimum taxable income which is determined by making a statutory adjustment to the corporation's regular taxable income. The Company is subject to the alternative minimum tax for financial reporting purposes resulting in an alternative minimum tax carryforward of $1,600,000 as of December 31, 1993.
This amount will be allowed as a credit carryover against regular tax in the future in the event the regular tax expense exceeds the alternative minimum tax expense.

The Company increased its U.S. deferred tax liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% effective January 1, 1993.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, were lent to the Company, or if the Company should sell its stock in the subsidiaries or ventures. However, the Company believes that U.S. foreign tax credits would substantially eliminate any additional tax effects.

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991



NOTE J - STOCK OPTIONS

The 1982 Incentive Stock Option Plan, a qualified plan within the meaning of relevant sections of the Internal Revenue Code, authorizing the granting of incentive stock options, expired on November 3, 1992. All remaining outstanding stock options must be exercised within ten years of their respective grant dates.

In 1991, the Board of Directors approved an increase in the number of shares authorized under the Company's 1984 Nonqualified Stock Option Plan of 2,000,000 shares, bringing the total maximum shares available for grant to 6,000,000. In 1992, an additional 2,000,000 shares were authorized increasing the total to 8,000,000. In 1993, an additional 2,000,000 shares were authorized increasing the total to 10,000,000. Options are granted pursuant to terms and conditions set forth by the Executive Committee of the Company's Board of Directors. The 1984 Non-Qualified Stock Option Plan expired on January 1, 1994 and was replaced by the 1994 Non-Qualified Stock Option Plan which was adopted and approved by the Executive Committee of the Company's Board of Directors. The Company has reserved for issuance up to 3,000,000 shares of Common Stock to be issued upon the exercise of options to be granted pursuant to the plan. The Company's 1994 Non-Qualified Plan is administered by the Executive Committee of the Company's Board of Directors. All outstanding stock options remaining under the 1984 Non-Qualified Stock Option Plan must be exercised within ten years of their respective grant dates.

On May 27, 1992, the stockholders of the Company adopted the Company's 1992 Executive Stock Option Plan and 1992 Incentive Stock Option Plan. Only the Company's executive officers and directors are eligible to participate in the 1992 Executive Stock Option Plan. The 1992 Executive Stock Option Plan is administered by a Stock Option Committee of at least two directors who are "disinterested persons" within the meaning of Rule 16b-3 under the Exchange Act. The Company has reserved for issuance up to 2,000,000 shares of Common Stock to be issued upon the exercise of options granted or to be granted pursuant to the 1992 Executive Stock Option Plan. The Company's 1992 Incentive Stock Option Plan is administered by the Executive Committee of the Company's Board of Directors. The Company's executive officers and directors are not eligible to participate in the 1992 Incentive Stock Option Plan. The Company has reserved for issuance up to 2,000,000 shares of its common stock to be issued upon exercise of options to be granted pursuant to the 1992 Incentive Stock Option Plan. It is intended that options issued under these plans and designated by the respective Committees will or may qualify as incentive stock options under relevant sections of the Internal Revenue Code. As of December 31, 1993, no options had been granted pursuant to the Company's 1992 Incentive Stock Option Plan.

Future deferred compensation expense with respect to options granted at less than fair market value at grant date was approximately $4,847,000 (net of approximately $420,000 expense in 1993) and will be recognized over the remaining vesting period.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991



NOTE J - STOCK OPTIONS - Continued

A summary of transactions in the above described plans during the three years ended December 31 is as follows:


                                          1993        1992        1991
                                       ----------  ----------  ----------
1982 Incentive Stock Option Plan
- --------------------------------
Options outstanding at beginning
  of year                                  6,989      15,672      81,280
  Granted                                     --          --          --
  Exercised                               (6,694)     (8,683)    (60,565)
  Cancelled                                   --          --      (5,043)
                                       ---------   ---------   ---------
Options outstanding at end of year           295       6,989      15,672
                                       =========   =========   =========

Available for grant                           --          --   1,431,372
                                       =========   =========   =========

Options exercisable at end of year           295       6,989      15,672
                                       =========   =========   =========

1984 Nonqualified Stock Option Plan
- -----------------------------------
Options outstanding at beginning
  of year                              4,592,596   3,872,491   3,518,029
  Granted                              2,402,323   2,055,419   1,096,376
  Exercised                             (825,581)   (706,215)   (642,010)
  Cancelled                             (139,482)   (629,099)    (99,904)
                                       ---------   ---------   ---------
Options outstanding at end of year     6,029,856   4,592,596   3,872,491
                                       =========   =========   =========

Available for grant                           --   1,892,547   1,318,938
                                       =========   =========   =========

Options exercisable at end of year     2,705,550   2,240,518   2,087,670
                                       =========   =========   =========

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991


NOTE J - STOCK OPTIONS - CONTINUED


                                         1993        1992     1991
                                      ----------  ----------  ----

1992 Executive Stock Option Plan
- --------------------------------

Options outstanding at beginning
  of year                               177,447          --     --
  Granted                             1,136,869     178,587     --
  Exercised                             (37,882)     (1,140)    --
  Cancelled                             (11,259)         --     --
                                      ---------   ---------   ----
Options outstanding at end of year    1,265,175     177,447     --
                                      =========   =========   ====

Available for grant                     695,803   1,821,413     --
                                      =========   =========   ====

Options exercisable at end of year      104,409      55,590     --
                                      =========   =========   ====

1992 Incentive Stock Option Plan
- --------------------------------

Available for grant                   2,000,000   2,000,000     --
                                      =========   =========   ====


1994 Nonqualified Stock Option Plan
- -----------------------------------

Available for grant (effective
 January 1, 1994)                     3,000,000          --     --
                                      =========   =========   ====



Price Range of Options:         1993            1992             1991
                           --------------  ---------------  --------------

Granted                    $0.01 - $42.75  $18.50 - $33.25  $9.50 - $26.00
Exercised                  $6.86 - $34.25  $ 0.01 - $22.50  $1.41 - $15.75
Cancelled                  $8.13 - $34.25  $ 8.13 - $23.50  $6.86 - $22.00
Outstanding                $0.01 - $42.75  $ 6.86 - $33.25  $0.01 - $26.00


                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991



NOTE K - CAPITAL STOCK

IRI is authorized to issue 60,000,000 shares (increased from 30,000,000 in May
1992) of common stock and 1,000,000 shares of preferred stock.

Preferred stock may be issued in series with the rights and limitations of each series being determined by the Board of Directors.

In September 1992, the Company issued 1,380,000 shares of common stock at a price of $24.00 per share. The proceeds, net of expenses, were $31.2 million. Issuance costs are included as a reduction of capital in excess of par value.

In May 1992, the Company acquired, in a pooling-of-interests transaction, all the outstanding capital stock of privately-held Towne-Oller in return for approximately 690,000 shares of Company Common Stock.

In November 1991, the Company purchased the outstanding warrants held by Citicorp in exchange for a promissory note in the principal amount of $12.5 million, payable December 31, 1992. The warrants represented Citicorp's right to purchase approximately 2.4 million shares of the Company's Common Stock. The warrants, bearing an exercise price of $16.00 per share, were originally acquired by Citicorp in 1990 as part of a transaction wherein Citicorp also acquired 900,000 shares. These shares are not affected by the warrant purchase transaction.

In May 1991, the Company issued 2,270,000 shares of common stock at a price of $21.50 per share. The proceeds, net of expenses, were $45.8 million. Issuance costs are included as a reduction of capital in excess of par value.


NOTE L - LOSS ON DISPOSITION AND WRITE-OFF OF ASSETS

The Company recorded a pre-tax charge of approximately $805,000 in the third quarter of 1993 to expense various intangibles related to its 1991 agreements with VideOcart, Inc. Also in the first quarter of 1993, the Company provided for the expected loss of $2.2 million on the disposition of certain non-strategic assets.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991

NOTE M - COMMITMENTS AND CONTINGENCIES

1. Lease Agreements
   ----------------

The Company leases its Chicago, Illinois headquarters facilities. Under the terms of the lease agreement, the Company leased the facility under a long-term operating lease having a minimum term of 15 years and rental rates subject to increases in cost of living expenses. The lease agreement contains financial and other covenants including restrictions on the payment of dividends.

The Company and subsidiaries lease certain property and equipment under operating leases expiring at various dates through 2013. At December 31, 1993, obligations to make future minimum payments under these leases for the five years ending in 1998 are $26,232,000, $21,183,000, $16,654,000, $11,633,000 and
$8,399,000, respectively.

Minimum rental commitments for the above leases in the aggregate are $125,169,000.

Rent expense under such operating leases for the three years ended December 31 was as follows:

                            1993        1992       1991
                          ---------  ----------  ---------
                                   (In thousands)

Gross rent                  $26,288    $23,730    $22,445
Sublease rental income           --       (266)      (680)
                            -------    -------   --------

                            $26,288    $23,464    $21,765
                            =======    =======   ========


2. Licensing Agreements
   --------------------

The Company has entered into licensing agreements with certain cable television companies expiring at various dates through 1998. At December 31, 1993, obligations to make minimum license payments under these agreements for the five years ending in 1998 are $811,000, $408,000, $351,000, $169,000 and $112,000,
respectively.

Licensing expense under these agreements was approximately $892,000, $889,000 and $871,000 in 1993, 1992, and 1991, respectively.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991

NOTE M - COMMITMENTS AND CONTINGENCIES - Continued


3. Litigation
   ----------

On May 8, 1989, two shareholders each filed a class action complaint against the Company in the United States District Court for the Northern District of Illinois. Shortly thereafter, a third shareholder filed a similar class action complaint. All three cases have been consolidated.

In their consolidated complaint, the plaintiffs purport to represent a class consisting generally of persons who purchased the Company's common stock between February 6, 1989 and May 2, 1989. The plaintiffs allege Section 10(b) and Rule 10b-5 violations of the Securities Exchange Act of 1934, and common law fraud and deceit charges, by reason of alleged omissions of the Company in setting forth material facts in disclosures and public statements about the Company. These alleged omissions include information relating to the Company's finances, results of operations and prospects of achieving growth in earnings and revenues during the referenced period when class members were acquiring shares of the Company's stock.

The plaintiffs seek compensatory and punitive damages and attorneys' fees against the Company, five of its former directors and one of its former officers. The Court previously granted defendants' motion to dismiss plaintiffs' claims of negligent misrepresentation from the case, and as a result, the officer and certain of its directors previously named as defendants have been voluntarily dropped from the case by the plaintiffs. The two claims which remain pending against the defendants are for violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 and for common law fraud and deceit. The plaintiffs retained an individual who testified in his deposition that the total damages suffered by the class as a result of the allegedly wrongful conduct of the defendants were approximately $21.7 million. The Company retained an expert who testified in his deposition that the total damages suffered by the plaintiffs, assuming the defendants are to be found liable, would approximate $850,000. The Company has a directors and officers liability insurance policy having a policy limit of $10 million. Proceeds of the policy have been used for certain defense costs of the directors. The remainder of the proceeds may be available to cover damages assessed against the director defendants. The policy does not cover damages which may be assessed against the Company itself.

Discovery with respect to the action is now completed and trial is currently scheduled to commence in early April 1994. The Company's management believes that the Company has valid defenses to these claims and that the ultimate resolution of the case will not have a material impact on the Company's consolidated financial position.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991

NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

The Company had been involved in patent infringement litigation concerning its targetable cable television technology used in its BehaviorScan mini-markets. A judgment was entered against the Company for approximately $4.0 million plus interest and costs. The Company has satisfied the judgment in January 1994 by full payment of the amount due.


NOTE N - RESEARCH AND DEVELOPMENT

Expenditures for research and development for the years ended December 31, 1993, 1992, and 1991 approximated $33,717,000, $19,479,000 and $15,255,000, respectively. Included in these expenditures were $10,202,000, $8,808,000 and $6,458,000 of software development cost that were capitalized. Expenditures not capitalized were charged to expense as incurred.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991


NOTE O - GEOGRAPHIC AREAS INFORMATION

The Company develops and maintains computer-based proprietary data bases, decision support software, and mathematical models, primarily for the analysis of detailed information on purchasing of consumer goods, all within one industry segment - business information services. The following table presents information about the Company by geographic areas.

                                          1993        1992        1991
                                        --------    --------    --------
                                                 (In thousands)
Operating revenues:
To unaffiliated customers:
  United States                         $284,338    $241,205    $198,587
  International                           50,206      35,157      24,102
Transfers between geographic areas:
  United States                            8,695       6,102       4,540
  International                            1,943       1,677       1,161
  Eliminations                           (10,638)     (7,779)     (5,701)
                                        --------    --------    --------
    Total operating revenues            $334,544    $276,362    $222,689
                                        ========    ========    ========

Operating profit (loss):
  United States                         $ 40,213    $ 34,612    $ 23,747
  International                           (2,282)      3,091       1,568
                                        --------    --------    --------
    Operating profit                    $ 37,931    $ 37,703    $ 25,315
                                        ========    ========    ========

Identifiable assets:
  United States                         $309,996    $248,857    $191,808
  International                           45,567      27,980      18,780
  Eliminations                           (28,048)    (12,838)     (7,780)
                                        --------    --------    --------
    Total identifiable assets           $327,515    $263,999    $202,808
                                        ========    ========    ========

Included in United States revenue for the years ended December 31, 1993, 1992 and 1991, are $2,064,000, $1,187,000 and $811,000 respectively, of export sales to unaffiliated customers. Total international revenues, including export sales, were $52,270,000, $36,344,000 and $24,913,000 for 1993, 1992 and 1991,
respectively.

NOTE P - SUBSEQUENT DEVELOPMENTS

 In February 1994, the Company signed an agreement in principle with privately held Asia-based SRG Holdings Limited ("SRG") to acquire SRG in an exchange of stock valued at approximately $76.0 million.

                 Information Resources, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 1993, 1992, and 1991



NOTE Q - SUMMARY OF QUARTERLY DATA (UNAUDITED)

Summaries of consolidated 1993 and 1992 results on a quarterly basis are as follows:

                                                                     1993
                                                   ----------------------------------------
                                                   First      Second     Third      Fourth
                                                   Quarter    Quarter    Quarter    Quarter
                                                   -------    -------    -------    -------
                                                     (In thousands except per share data)
Revenues                                           $75,650    $82,110    $87,784    $89,000
Operating & selling, general and
  administrative expenses                           67,020     71,544     74,121     80,923
Loss on disposition & write-off of assets            2,200         --        805         --
                                                   -------    -------    -------    -------
Operating profit                                     6,430     10,566     12,858      8,077
Other income (expense) - net                           182         32        248       (294)
Equity in loss of affiliated companies                (312)      (284)      (811)      (643)
                                                   -------    -------    -------    -------
Income before income taxes, minority interest &
  cumulative effect of accounting principle          6,300     10,314     12,295      7,140
Income tax expense                                   2,670      4,334      5,350      3,062
                                                   -------    -------    -------    -------
Income before minority interest &
  cumulative effect of accounting principle          3,630      5,980      6,945      4,078
Minority interest                                      297        479        413        393
                                                   -------    -------    -------    -------
Income before cumulative effect of change
  in accounting principle                            3,927      6,459      7,358      4,471
Cumulative effect on prior years of change
  in accounting principle                            1,864         --         --         --
                                                   -------    -------    -------    -------
Net income                                         $ 5,791    $ 6,459    $ 7,358    $ 4,471
                                                   =======    =======    =======    =======
Net income per common and common
  equivalent share:
  Before cumulative
    effect of accounting change                    $   .15    $   .24    $   .27    $   .16
    Cumulative effect of accounting change             .07         --         --         --
                                                   -------    -------    -------    -------
Net income                                         $   .22    $   .24    $   .27    $   .16
                                                   =======    =======    =======    =======
Weighted average common and common
  equivalent shares                                 26,157     26,738     27,253     27,494
                                                   =======    =======    =======    =======

                 Information Resources, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 1993, 1992, and 1991



NOTE Q - SUMMARY OF QUARTERLY DATA (UNAUDITED) (Cont'd.)

                                                            1992
                                          ----------------------------------------
                                          First      Second     Third      Fourth
                                          Quarter    Quarter    Quarter    Quarter
                                          -------    -------    -------    -------
                                            (In thousands except per share data)
Revenues                                  $61,465    $66,196    $71,653    $77,048
Operating & selling, general and
  administrative expenses                  54,567     58,010     61,463     64,619
                                          -------    -------    -------    -------
Operating profit                            6,898      8,186     10,190     12,429
Other expense - net                          (246)      (148)      (205)       (81)
Equity in loss of affiliated companies         --         --         --       (466)
Litigation provision                           --         --         --     (4,391)
                                          -------    -------    -------    -------
Income from operations before
  income taxes                              6,652      8,038      9,985      7,491
Income tax expense                          2,591      3,265      4,164      2,899
                                          -------    -------    -------    -------
Net income                                $ 4,061    $ 4,773    $ 5,821    $ 4,592
                                          =======    =======    =======    =======

Net income per common and common
  equivalent shares                       $   .17    $   .20    $   .24    $   .18
                                          =======    =======    =======    =======
Weighted average common and common
  equivalent shares                        23,955     23,934     24,481     26,055
                                          =======    =======    =======    =======

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
- --------------------------------------------------------------

  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

  The sections entitled "Election of Directors" and "Ownership of Securities" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1994 annual meeting of stockholders scheduled for May 26, 1994. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

  The section entitled "Executive Compensation" [excluding the Board Compensation Committee Report and the stock price performance graph] is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1994 annual meeting of stockholders scheduled for May 26, 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

  The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1994 annual meeting of stockholders scheduled for May 26, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

  The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1994 annual meeting of stockholders scheduled for May 26, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

(a)  Documents filed as a part of this Report:

     1.    Financial Statements
           --------------------

           The consolidated financial statements of the Company are included in
           Part II, Item 8 of this Report.


     2.    Financial Statement Schedules                                Page No.
           -----------------------------                                --------

           Report of Independent Certified
           Public Accountants on Schedules                                61

           Schedule II - Amounts Receivable from Related
           Parties and Underwriters, Promoters and Employees
           Other than Related Parties                                     62

           Schedule VIII - Valuation and Qualifying Accounts;
           Allowance for Doubtful Receivables                             63

           Schedule X - Supplementary Income Statement Information        64

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


     3.    Exhibits
           --------

           (i) See Exhibit Index (Immediately Following the Financial Statement Schedules attached hereto)

           (ii) Executive Compensation Plans and Arrangements. The following Executive Compensation Plans and Arrangements are listed as exhibits to this Form 10-K:

           Employment Agreement dated November 27, 1978 between the Company and Gerald Eskin.

           Employment agreement dated March 15, 1985 between the Company and Jeffrey Stamen.

           Employment agreements dated March 15, 1985 between the Company and Leonard Lodish.

     Noncompetition Agreement dated March 15, 1985 between the Company and John D.C. Little, Glen Urban, and Leonard
     Lodish, respectively.

     Letter agreement dated January 17, 1989 between the Company and Glen Urban.

     Form of letter agreement between the Company and John D.C. Little.

     Employment Agreement effective June 1, 1985 between the Company and Magid Abraham.

     Agreement effective January 1, 1989 between the Company and Edwin Epstein, amending the Consulting and Non-competition Agreement dated January 16, 1987, which Consulting and Noncompetition Agreement is referred to above.

     Letter agreement dated August 7, 1989 between the Company and Leonard Lodish.

     Employment Agreement dated November 16, 1989 between the Company and James G. Andress.

     Nonqualified Stock Option Agreement dated June 29, 1989 between the Company and Magid Abraham.

     Amended and Restated Employment Agreement dated March 16,
     1994 between the Company and Thomas M. Walker.

     1992 Executive Stock Option Plan.

     1992 Employee Incentive Stock Option Plan.

     Employment Agreement dated November 4, 1993 between the Company and George Garrick.

     1994 Employee Nonqualified Stock Option Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 29, 1994
                                          INFORMATION RESOURCES, INC.

                                          By:     /s/ Gian M. Fulgoni
                                                  -----------------------------
                                                  Gian M. Fulgoni, Chairman and
                                                  Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1994.

                                By:  /s/ Gian M. Fulgoni
                                     ------------------------------------------
                                     Gian M. Fulgoni, Chairman and Chief
                                     Executive Officer and Director
                                     [Principal executive officer]


                                     /s/ James G. Andress
                                     ------------------------------------------
                                     James G. Andress, Chief Executive Officer,
                                     President, Chief Operating Officer and
                                     Director


                                     */s/ Gerald J. Eskin
                                     ------------------------------------------
                                     Gerald J. Eskin, Vice Chairman and
                                     Director


                                     /s/ Thomas W. Walker
                                     ------------------------------------------
                                     Thomas M. Walker, Executive Vice
                                     President, Chief Financial and
                                     Administrative Officer and Director
                                     [Principal financial and accounting
                                     officer]


                                     /s/ Magid Abraham
                                     ------------------------------------------
                                     Magid Abraham, Vice Chairman and
                                     Director


                                     /s/ Jeffrey P. Stamen
                                     ------------------------------------------
                                     Jeffrey P. Stamen, President,
                                     IRI Software and Director

                                     -------------------------------------------
                                     Edwin E. Epstein, Director


                                     */s/ John D. C. Little
                                     -------------------------------------------
                                     John D.C. Little, Director


                                     */s/ Leonard M. Lodish
                                     -------------------------------------------
                                     Leonard M. Lodish, Director


                                     */s/ Edward E. Lucente
                                     -------------------------------------------
                                     Edward E. Lucente, Director


                                     */s/ Edith W. Martin
                                     -------------------------------------------
                                     Edith W. Martin, Director


                                     */s/ George G. Montgomery, Jr.
                                     -------------------------------------------
                                     George G. Montgomery, Jr.,
                                     Director


                                     */s/ Glen L. Urban
                                     -------------------------------------------
                                     Glen L. Urban, Director


                                     */s/ Thomas W. Wilson, Jr.
                                     -------------------------------------------
                                     Thomas W. Wilson, Jr., Director



*/s/ Gian M. Fulgoni
- ------------------------------------
By Gian M. Fulgoni
pursuant to a power of attorney

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES



Board of Directors
Information Resources, Inc.


In connection with our audit of the consolidated financial statements of Information Resources, Inc. and Subsidiaries referred to in our report dated February 10, 1994 which is included in Part II of this form, we have also audited Schedules II, VIII, and X for each of the three years in the period ended December 31, 1993. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                     GRANT THORNTON


Chicago, Illinois
February 10, 1994

                                  SCHEDULE II


                          INFORMATION RESOURCES, INC.



                  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                             (Dollars in thousands)

                                                      Deductions          Balance at End
                     Balance at                  ----------------------      of Period
                     Beginning                    Amounts     Amounts    -------------------
Name of Debtor       of Period     Additions     Collected  Written Off  Current  Noncurrent
- -------------------  ----------  --------------  ---------  -----------  -------  ----------
Year Ended
December 31, 1991

Mr. T. Walker         $  340         $  --         $  340      $  --     $  --      $  --

Year Ended
December 31, 1992

Mr. J. Sullivan       $   --         $  120        $  --       $  --     $  120     $  --

Mr. A. Martin         $   --         $  150        $  --       $  --     $  150     $  --

Year Ended
December 31, 1993

Mr. G. Garrick        $  --          $1,200        $  --       $  --     $1,200     $  --

Mr. A. Martin         $  150         $  --         $  --       $  --     $  150     $  --

Mr. J. Sullivan       $  120         $  --         $  120      $  --     $   --     $  --

Mr. D. Windish        $  --          $  108        $  --       $  --     $  108     $  --

All receivables outstanding as of December 31, 1993 bear no interest and are due on or before December 31, 1994.

                                 SCHEDULE VIII

                  Information Resources, Inc. and Subsidiaries

                       VALUATION AND QUALIFYING ACCOUNTS
                       ALLOWANCE FOR DOUBTFUL RECEIVABLES

                             (Dollars in thousands)




                                 Balance at      Additions         Deductions    Balance at
                                Beginning of     Charged to     (Net Writeoffs/    End of
Description                       Period      Costs & Expenses    Recoveries)      Period
- ------------------------------  ------------  ----------------  ---------------  ----------



Year ended December 31, 1991       $  923          $  518            $   34        $1,475

Year ended December 31, 1992       $1,475          $  704            $ (128)       $2,051

Year ended December 31, 1993       $2,051          $  627            $ (428)       $2,250


                                   SCHEDULE X

                  Information Resources, Inc. and Subsidiaries

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                      Amount Charged to Costs and Expenses
                                    --------------------------------------
                                       Year Ended December 31
                                       ----------------------
                                          (In thousands)


          Item                         1993      1992      1991
- -----------------------------------  --------  --------  --------

Maintenance and repairs               $ 5,040   $ 4,103   $ 3,817
                                      =======   =======   =======

Depreciation and amortization of
  intangible assets, preoperating
  costs and similar deferrals

  Deferred data procurement costs     $50,464   $38,742   $30,709

  Capitalized software costs            4,966     4,293     4,373

  Other/(1)/                            4,138     2,396     2,232
                                      -------   -------   -------
                                      $59,568   $45,431   $37,314
                                      =======   =======   =======

Advertising and promotion costs       $ 3,905   $ 3,407   $ 2,379
                                      =======   =======   =======

Taxes, other than payroll and
  income taxes/(2)/

Royalties/(2)/




/(1)/ Includes amounts for investee companies reflected in equity in loss of affiliated companies.

/(2)/  Less than 1% of consolidated revenues.

                                 EXHIBIT INDEX

The following documents are the exhibits to this Report. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K. The page number, if any, listed opposite an exhibit indicates the page number in the sequential numbering system in the manually signed original of this Report where such exhibit can be found.


EXHIBIT                                                            SEQUENTIAL
NUMBER               DESCRIPTION OF DOCUMENT                     DOCUMENT FILING
- -------              -----------------------                     ---------------
 3(a)    Copy of the certificate of incorporation of the
         Company dated May 27, 1982, as amended.
         (Incorporated by reference.  Previously filed
         as Exhibit 3(a) to the Company's Annual Report
         on Form 10-K for the fiscal year ended
         December 31, 1988).                                          IBRF

  (b)    Copy of the bylaws of the Company, as amended.
         (Incorporated by reference.  Previously filed
         as Exhibit 3(b) to the Company's Annual Report
         on Form 10-K for the fiscal year ended
         December 31, 1988).                                          IBRF

  (c)    Copy of amendments to the Certificate of
         Incorporation approved by the stockholders
         on May 16, 1989 (Incorporated by reference.
         Previously as Exhibit 3(c) to the Company's
         Annual Report 10-K for the fiscal year ended
         December 31, 1989).                                          IBRF

  (d)    Copy of amendments to the bylaws of the Company
         as approved by the Board of Directors bringing
         the bylaws into conformity with the amendments
         to the Certificate of Incorporation approved by
         the stockholders May 16, 1989 (Incorporated by
         reference.  Previously filed as Exhibit 3(d) to
         the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1989).                        IBRF

  (e)    Certificate of Designations of Series A Participating
         Preferred Stock, as adopted by the Board of Directors of the Company on March 2, 1989 and duly filed with the Secretary of State of the State of Delaware
         March 15, 1989 (Incorporated by reference. Previously filed as Exhibit 3(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
         1989).                                                       IBRF



EXHIBIT                                                                                      SEQUENTIAL
NUMBER                               DESCRIPTION OF DOCUMENT                              DOCUMENT FILING
- -------        -------------------------------------------------------------------        ---------------

10  MATERIAL CONTRACTS

(a)            1982 Incentive Stock Option Plan adopted November 3, 1982, as amended. (Incorporated by reference. Previously filed as
               Exhibit 10(a) to the Company's Registration Statement on
               Form S-8 filed with the SEC on December 31, 1988).                              IBRF

(b)            Information Resources, Inc., Nonqualified Stock Option
               Plan effective January 1, 1984, as amended. (Incorporated
               by reference.  Previously filed as Exhibit 10(b) to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 1988).                                                           IBRF

(c)            Employment Agreement dated November 27, 1978 between the
               Company and Gerald Eskin.  (Incorporated by reference.
               Previously filed as Exhibit 10(e) to Registration
               Statement No. 2-81544).                                                         IBRF

(d)            Consulting and Noncompetition Agreement dated January 16,
               1987 between the Company and Edwin Epstein.  (Incorporated by reference.  Previously filed as Exhibit 10(e) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1987).                                                       IBRF

(e)            OPEN

(f)            Employment agreement dated March 15, 1985 between the
               Company and Jeffrey Stamen.  (Incorporated by reference.
               Previously filed as Exhibit 10(d) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1985, as amended on Form 8 dated April 29, 1986 and August
               25, 1986).                                                                      IBRF

(g)            Employment agreements dated March 15, 1985 between the
               Company and Leonard Lodish.  (Incorporated by reference.
               Previously filed as Exhibit 10.14 to Registration Statement No.
               2-96940).                                                                       IBRF


EXHIBIT                                                                                     SEQUENTIAL
NUMBER                               DESCRIPTION OF DOCUMENT                              DOCUMENT FILING
- -------        -------------------------------------------------------------------        ---------------

(h)            Noncompetition Agreement dated March 15, 1985 between
               the Company and John Little, Glen Urban, and Leonard
               Lodish, respectively.  (Incorporated by reference.
               Previously filed as Exhibit 10.15 to Registration
               Statement No. 2-96490).                                                         IBRF

(i)            Letter agreement dated January 17, 1989 between the
               Company and Glen Urban (Incorporated by reference.
               Previously filed as Exhibit 10(1) to the Company's
               Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989).                                                       IBRF

(j)            Form of letter agreement between the Company and
               John D.C. Little (Incorporated by reference.
               Previously filed as Exhibit 10(m) to the Company's
               Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989).                                                       IBRF

(k)            Employment Agreement effective June 1, 1985 between
               the Company and Magid Abraham (Incorporated by
               reference.  Previously filed as Exhibit 10(n) to the
               Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1989).                                                  IBRF

(l)            Form of Rights Plan Agreement between the Company and
               Harris Trust and Savings Bank.  (Incorporated by
               reference.  Previously filed on Form 8-A Registration
               Statement filed with the SEC on March 15, 1989).                                IBRF

(m)            Agreement effective January 1, 1989 between the Company
               and Edwin Epstein, amending the Consulting and
               Noncompetition Agreement dated January 16, 1987.                                IBRF

(n)            Letter agreement dated August 7, 1989 between the
               Company and Leonard Lodish (Incorporated by reference.
               Previously filed as Exhibit 3(q) to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989).                                                             IBRF

EXHIBIT                                                             SEQUENTIAL
NUMBER                   DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
- -------                  -----------------------                 ---------------

(o)        Employment Agreement dated November 16, 1989 between
           the Company and James G. Andress (Incorporated by
           reference. Previously filed as Exhibit 3(r) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1989).                              IBRF

(p)        Nonqualified Stock Option Agreement dated June 29,
           1989 between the Company and Magid Abraham
           (Incorporated by reference. Previously filed as
           Exhibit 3(s) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989).          IBRF

(q)        Form of 401(k) Retirement Savings Plan and Trust
           adopted by the Company effective August 1, 1989.
           (Incorporated by reference. Previously filed as
           Exhibit 3(v) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989).          IBRF

(r)        Consulting and Non-Competition Agreement dated
           October 31, 1990 between the Company and John Malec.
           (Incorporated by reference. Previously filed as
           Exhibit 3(r) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1990).          IBRF

(s)        Amended and Restated Employment Agreement dated March
           16, 1994 between the Company and Thomas M. Walker
           (filed herewith).                                           EF

(t)        Credit Agreement dated as of December 31, 1992 among
           the Company, Harris Trust and Savings Bank,
           individually and as agent, and certain other banks
           signatory thereto. (Incorporated by reference.
           Previously filed as Exhibit 10(t) to Annual Report on
           Form 10-K for fiscal year ended December 31, 1992).         IBRF

(u)        Lease Agreement dated September 27, 1990 between
           Randolph/Clinton Limited Partnership and the Company
           (Incorporated by reference. Previously filed as
           Exhibit 2.1 to the Company's Current Report on Form
           8-K dated September 27, 1990).                              IBRF

EXHIBIT                                                             SEQUENTIAL
NUMBER                   DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
- -------                  -----------------------                 ---------------

(v)        Reorganization Agreement and Plan of Distribution
           dated as of October 19, 1990 between the Company and
           VideOcart, Inc. (Incorporated by reference.
           Previously filed as Exhibit 2.1 to the Company's
           Current Report or Form 8-K dated October 31, 1990).         IBRF

(w)        1992 Executive Stock Option Plan (Incorporated by
           reference. Previously filed as Exhibit 10 (w) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1992).                              IBRF

(x)        1992 Employee Incentive Stock Option Plan
           (Incorporated by reference. Previously filed as
           Exhibit 10 (x) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1992).          IBRF

(y)        1994 Employee Nonqualified Stock Option Plan (filed
           herewith).                                                  EF

(z)        Employment Agreement dated November 4, 1993 between
           the Company and George Garrick (filed herewith).            EF

11         Statement of computation of per share income (filed
           herewith).                                                  EF

21         Subsidiaries of the Registrant (filed herewith).            EF

23         Consent of Independent Certified Public Accountants
           (filed herewith).                                           EF

24         Powers of Attorney (filed herewith).                        EF