Form 10-Q
period 1994-03-31
INFORMATION RESOURCES INC
filed 1994-05-16
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

   X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
 ----- Exchange Act of 1934.


                 For the quarterly period ended March 31, 1994

 ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from               to

                                         Commission file number 0-11428


                          INFORMATION RESOURCES, INC.
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                     36-2947987
       -------------------------------  -----------------------
       (State or other jurisdiction of     (I.R.S. Employer
       incorporation or organization)     Identification No.)

       150 North Clinton Street, Chicago, Illinois           60661
       -------------------------------------------  -----------------------
       (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (312) 726-1221
                                                          --------------
       Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                        Common, $.01 par value per share
                        Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        ------      -----

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 29, 1994, was 25,842,007.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                      PAGE
                                                     NUMBER
                                                     ------
PART I.      FINANCIAL INFORMATION
- - ----------------------------------
Condensed Consolidated Balance Sheets                    3

Condensed Consolidated Statements of Operations          4

Condensed Consolidated Statements of Cash Flows          5

Notes to Condensed Consolidated Financial Statements     7

Management's Discussion and Analysis of
    Financial Condition and Results
    of Operations                                       10


PART II.     OTHER INFORMATION
- - ------------------------------

Item 1 - Legal Proceedings                              13

Item 6 - Exhibits and Reports on Form 8-K               14

Signatures                                              15

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS UNAUDITED
                                 (IN THOUSANDS)

ASSETS                                        MARCH 31, 1994      DECEMBER 31, 1993
- - ------                                        --------------      -----------------

CURRENT ASSETS
 Cash and cash equivalents                        $  9,610            $ 19,368
 Accounts receivable - net                         115,491             116,637
 Deferred income taxes                               9,470               9,205
 Prepaid expenses and other                          6,485               4,230
                                                  --------            --------
   Total Current Assets                            141,056             149,440
                                                  --------            --------

PROPERTY AND EQUIPMENT                             130,768             124,185
 Accumulated depreciation and amortization         (74,690)            (71,013)
                                                  --------            --------
                                                    56,078              53,172

INVESTMENTS                                         16,563              11,764

OTHER ASSETS
 Deferred data procurement costs
   (net of amortization)                            76,269              71,131
 Capitalized software costs - net                   22,449              21,481
 Goodwill - net                                      3,859               3,931
 Other                                              15,495              16,596
                                                  --------            --------
                                                   118,072             113,139
                                                  --------            --------
                                                  $331,769            $327,515
                                                  ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES
 Current maturities of capitalized leases         $  1,700            $  1,691
 Bank borrowings                                     6,000                  --
 Accounts payable                                   14,098              14,512
 Accrued expenses                                   21,933              21,521
 Deferred revenue                                   17,061              13,844
 Other                                               6,712               5,902
                                                  --------            --------
   Total Current Liabilities                        67,504              57,470
                                                  --------            --------

LONG-TERM CAPITALIZED LEASES                         2,755               3,087
DEFERRED INCOME TAXES                               26,259              31,040
DEFERRED GAIN                                        4,774               4,878
OTHER LIABILITIES                                    1,508               1,176
MINORITY INTEREST                                      313               1,202

STOCKHOLDERS' EQUITY
 Preferred stock-authorized, 1,000,000 shares
   $.01 par value - none issued                         --                  --
 Common stock - authorized 60,000,000 shares
   in 1994 and in 1993, $.01 par value,
   issued in 1994:  25,822,452 shares;
   issued in 1993:  25,416,502 shares                  258                 254
 Capital in excess of par value                    165,079             157,972
 Retained earnings                                  64,751              72,333
 Cumulative translation adjustment                  (1,432)             (1,897)
                                                  --------            --------

   Total Stockholders' Equity                      228,656             228,662
                                                  --------            --------
                                                  $331,769            $327,515
                                                  ========            ========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                                    MARCH 31
                                                                -----------------
                                                                 1994       1993
                                                                -------   -------
  Revenues                                                      $87,678   $75,650

  Costs and expenses:
    Operating expenses                                           72,581    59,360
    Selling, general and administrative expenses                 10,571     7,660
    Loss on disposition of assets                                    --     2,200
                                                                -------   -------
                                                                 83,152    69,220
                                                                -------   -------
      Operating profit                                            4,526     6,430

  Other income (expense):
    Interest income                                                 151       376
    Interest expense                                               (215)     (305)
    Litigation provision                                         (5,000)       --
    Other - net                                                     119       111
                                                                -------   -------
                                                                 (4,945)      182
                                                                -------   -------

  Equity in loss of affiliated companies                         (2,258)     (312)
                                                                -------   -------

  Earnings (loss) before income taxes, minority interest
    and cumulative effect of change in accounting principle      (2,677)    6,300
  Income tax expense (benefit)                                     (895)    2,670
                                                                -------   -------

  Earnings (loss) before minority interest and cumulative
    effect of change in accounting principle                     (1,782)    3,630
  Minority interest                                                 494       297
                                                                -------   -------

  Earnings (loss) before cumulative effect
    of change in accounting principle                            (1,288)    3,927

  Cumulative effect on prior years of
   change in accounting principle:
       Income taxes                                                  --     1,864
       Revenue recognition                                       (6,594)       --
                                                                -------   -------
  Net earnings (loss)                                           $(7,882)  $ 5,791
                                                                =======   =======

  Earnings (loss) per common and
   common equivalent share:
    Before cumulative effect of accounting change               $  (.05)  $   .15
    Cumulative effect of accounting change                         (.26)      .07
                                                                -------   -------

    Net earnings (loss)                                         $  (.31)  $   .22
                                                                =======   =======

  Weighted average common and common equivalent shares           25,579    26,157
                                                                =======   =======

       The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED MARCH 31
                                                                      -----------------------------
                                                                          1994            1993
                                                                      -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                    $ (7,882)       $  5,791

Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                           6,633           5,131
  Amortization of deferred data procurement costs                        15,046          11,395
  Deferred income taxes                                                    (703)          1,004
  Equity in loss of affiliated companies                                  2,258             312
  Minority interest                                                        (494)           (297)
  Cumulative effect of change in revenue recognition                      6,594              --
  Cumulative effect of adoption of FAS 109                                   --          (1,864)
  Litigation provision                                                    5,000              --
  Stock option compensation expense                                         665              --
  Loss on disposition of assets                                              --           2,200
  Other                                                                     109              42

Change in assets and liabilities:
  Increase in current assets                                            (11,160)        (12,999)
  Decrease (Increase) in other assets                                       407          (2,943)
  Increase (Decrease) in current liabilities                             (2,590)          6,609
  Increase in other liabilities                                             332              10
                                                                       --------        --------
       Total adjustments                                                 22,097           8,600
                                                                       --------        --------
         Net cash provided by operating activities                       14,215          14,391

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment - net                               (6,507)         (6,212)
  Software costs                                                         (2,974)         (2,374)
  Deferred data procurement costs                                       (19,757)        (15,124)
  Net assets acquired in business acquisition                                --            (901)
  Investment in joint ventures                                           (1,236)             --
                                                                       --------        --------
         Net cash used in investing activities                          (30,474)        (24,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of capitalized leases                                     (379)           (348)
  Net bank borrowings                                                     6,000              --
  Proceeds from exercise of stock options                                   679           1,098
                                                                       --------        --------
         Net cash provided by financing activities                        6,300             750

EFFECT OF EXCHANGE RATE ON CASH                                             201              29
                                                                       --------        --------
NET DECREASE IN CASH                                                     (9,758)         (9,441)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         19,368          53,593
                                                                       --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  9,610        $ 44,152
                                                                       ========        ========

                                  (continued)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   UNAUDITED
                                 (IN THOUSANDS)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                               THREE MONTHS ENDED MARCH 31
                                               ----------------------------

                                               1994                   1993
                                               -----                 ------

CASH PAID (REFUNDED) DURING THE PERIOD FOR:

Interest                                       $ 215                 $  270
Income taxes (refund)                          $(799)                $1,002

In March 1994, the Company and Datos, C.A., formed a joint venture company, Datos Information Resources, Inc. The Company contributed $5.8 million of stock for a 49% interest in the joint venture.



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993 and the results of operations for the three months ended March 31, 1994 and March 31, 1993 and cash flows for the three months ended March 31, 1994 and March 31, 1993.

2. These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 should be read in conjunction with the accompanying condensed consolidated financial statements.

3. Earnings (loss) per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The effect of dilution from the exercise of stock options is considered in the computation of earnings (loss) per common and common equivalent share by the use of the modified treasury stock method for the quarters ended March 31, 1994 and March 31, 1993 since options outstanding exceeded 20% of the shares of common stock outstanding. In applying the modified treasury stock method for the period ended March 31, 1994, stock options were not included as they were anti-dilutive.

4. Effective January 1, 1994, the Company changed its method of recognizing revenue on InfoScan, PromotionScan and BehaviorScan products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement in order to match revenue with the costs associated with the efforts to set up and customize client reports and furnish the initial historical data (backdata) with the remaining revenue recognized ratably over the initial contract term.

     The Company believes this change is preferable because the new accounting policy is consistent with the Company's change in business strategies to emphasize value added service to existing clients. Other factors also having a bearing on this decision include:

     (a) Set-up and backdata activities associated with new customers as a percentage of total IRI's business have decreased and are expected to decrease further in the future as customers continue to renew and extend their existing contracts.

     (b) The Company is expanding its business internationally through acquisitions and has found that contract revenues for information services have been accounted for on a straight-line basis by many of the acquired companies. As a result, the implementation of the Company's accounting policies is difficult because the accounting systems of many foreign companies often do not routinely provide adequate cost information.

     The cumulative effect of this change for periods prior to January 1, 1994 of $6,594,000 (after reduction for the income tax effect of $4,440,000) is shown separately in the condensed consolidated statement of operations. The effect of the change on the quarter ended March 31, 1994 was to reduce the loss, before the cumulative effect, by approximately $455,000 after tax ($.02 per share).

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

The pro forma amounts summarized below have been adjusted for the effect of retroactive application on revenues and the change in minority interest and related income taxes that would have been made had the new method been in effect. The actual amounts for each quarter and year are being reported for comparative purposes.


                                       Three Months     Three Months
                                           Ended           Ended
                                      March 31, 1994   March 31, 1993
                                      ---------------  --------------
                                              (In thousands)
Revenues
       - Actual                           $87,678          $75,650
                                          =======          =======
       - Pro forma                        $87,678          $77,905
                                          =======          =======

Earnings (loss) before
 cumulative effect of
 accounting change
       - Actual                           $(1,288)         $ 3,927
                                          =======          =======
       - Pro forma                        $(1,288)         $ 5,277
                                          =======          =======

Earnings (loss) per
 common and common
 equivalent share before
 cumulative effect of accounting
 change
       - Actual                           $  (.05)         $   .15
                                          =======          =======
       - Pro forma                        $  (.05)         $   .20
                                          =======          =======


                                           Year Ended December 31
                              -------------------------------------------------
                                               (In thousands)

                                1993       1992       1991       1990
                              ---------  ---------  ---------  ---------

Revenues
      - Actual                 $334,544   $276,362   $222,689   $179,789
                               ========   ========   ========   ========
      - Pro forma              $334,601   $279,187   $213,926   $178,552
                               ========   ========   ========   ========

Earnings (loss) before
 cumulative effect of
 accounting change
      - Actual                 $ 22,215   $ 19,247   $ 15,386   $  5,668
                               ========   ========   ========   ========
      - Pro forma              $ 22,449   $ 20,971   $ 10,058   $  4,916
                               ========   ========   ========   ========

Earnings (loss) per
 common and common
 equivalent share before
 cumulative effect of
 accounting change
      - Actual                 $    .82   $    .78   $    .66   $    .29
                               ========   ========   ========   ========
      - Pro forma              $    .83   $    .85   $    .43   $    .25
                               ========   ========   ========   ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)



5. In the first quarter of 1994, the Company established a pre-tax reserve of $5.0 million related to shareholder litigation, including a recently filed shareholder class action.

6. In April 1994, the Company and the privately held Asia-based SRG Holdings Limited, agreed to cancel plans to merge. The Company recorded a pre-tax charge of $1.4 million related to expenses incurred in connection with the cancelled merger. The pre-tax effect of the charge is reflected in the Company's selling, general and administrative expenses.

7. In April 1994, the Company signed an agreement in principle with Tokyo-based Mitsui & Co., Ltd., to form a joint venture named Information Resources Japan, Ltd., to provide efficient consumer response (ECR) initiatives, syndicated market tracking services, logistics and business intelligence software products and value-added consulting in Japan. The joint venture is expected to begin operations on October 1, 1994.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain items in the Condensed Consolidated Statements of Operations, and the percentage changes from period to period in such items.

                                                                                PERCENTAGE
                                                                            INCREASE/(DECREASE)
                                             PERCENTAGE OF REVENUE           OVER PRIOR PERIOD
                                             ---------------------          -------------------
                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                   MARCH 31                       1994/
                                               1994         1993                   1993
                                              ------        ------                ------

Revenues                                      100.0%        100.0%                 15.9%
Operating expenses                             82.7          78.5                  22.3
Selling, general & admin.                      12.1          10.1                  38.0
Loss on disposition of assets                    --           2.9                    *
Operating profit                                5.2           8.5                 (29.6)
Other income (expense)                         (5.6)           *                     *
Equity in loss of affiliates                   (2.6)          (.4)                   *
Income tax expense (benefit)                   (1.0)          3.5                    *
Minority interest                                *             *                     *
Cumulative effect of
 accounting change                             (7.5)          2.5                    *
Net earnings (loss)                            (9.0)          7.7                    *

* Not meaningful

REVENUES

The Company's revenue from operations for the three months ended March 31, 1994 increased 15.9% to $87.7 million compared to $75.7 million for the first three months of 1993. The revenue growth resulted principally from growth in InfoScan revenues and, to a lesser extent, increased revenues from software support services, principally analytical software.

Revenues from the Company's InfoScan product line for the three months ended March 31, 1994 were $48.2 million, an increase of 21.4% over the same period in 1993. The growth in InfoScan's revenues was principally the result of increased utilization of InfoScan services by existing clients. The Company's competitor in the information services business, the A.C. Nielsen Company, introduced unusual price competition late in the fourth quarter 1993 which has continued into the second quarter 1994. This has had the effect of limiting the Company's ability to achieve domestic InfoScan revenue growth through new clients switching from the A.C. Nielsen Company to the Company for scanner-based market tracking services. It also caused the loss of two clients that had been using the Company's InfoScan service. Management has no reason to expect that the A.C. Nielsen Company will not continue its current pricing practices. Management is investigating whether pricing and other practices by the A.C. Nielsen Company are anticompetitive, and, if so, what appropriate remedies might be sought.

The Company recently implemented a change in its domestic InfoScan strategy which management believes will better focus the Company's resources on delivering added value, and thereby build revenue, with its existing clients.

Revenues from the Company's software support services were $24.2 million, an increase of 4.4% over the same three month period in 1993.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


The revenue growth in software support services was less than the prior quarter primarily as a result of delays in the introduction of the Windows versions for certain of the Company's software products. Windows versions of such products are now available. BehaviorScan and related testing services revenues for the three months ended March 31, 1994 were $5.6 million, an increase of 14.9% from the same period in 1993. The increase in BehaviorScan revenues is principally due to growth in base BehaviorScan revenues and increased controlled store testing services.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1994 were $72.6 million, an increase of 22.3% over the same period in 1993. This increase was primarily due to increases in compensation, amortization of deferred data procurement costs, and other costs related to increases in the client service staff and computer operations required to deliver the InfoScan services. In the software support services area, increased staff and computer hardware and software expansion to support current and planned revenue growth also contributed to increases in operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 1994 and 1993 were $10.6 million and $7.7 million, respectively, an increase of 38.0%. This increase was primarily due to expenses of $1.4 million incurred in connection with the cancelled merger with Asia-based SRG Holdings Limited. The Company also increased staffing of managerial and staff level positions associated with the Company's growth in both its domestic and international operations resulting in higher expenses.

OTHER INCOME (EXPENSE)

Other expense increased to $4.9 million for the three months ended March 31, 1994. For the same period in 1993, the Company recorded other income of $182,000. The overall increase was due to a pre-tax provision of $5.0 million related to shareholder litigation, including a recently filed shareholder class action. See Item 1. Legal Proceedings.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Equity in loss of affiliated companies reflects losses recognized related to equity investments. The increase resulted principally from the equity loss of $1.5 million recognized by the Company related to IRI-SECODIP, S.N.C. in the first quarter of 1994.

INCOME TAXES

The Company's effective tax rate was 33.4% and 42.4% for the three months ended March 31, 1994 and 1993, respectively. The tax rate on operations including minority interest was 41.0% and 40.5% for the three months ended March 31, 1994 and 1993, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1994, the Company changed its method of recognizing revenue on InfoScan, PromotionScan and BehaviorScan products. Revenue now is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement. The cumulative effect of this change as of January 1, 1994 is a $6.6 million after-tax charge.

The Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes effective January 1, 1993. The cumulative effect of this change at January 1, 1993 was to recognize a tax benefit of $1,864,000.

NET EARNINGS (LOSS)

As a result of the factors described above, net earnings (loss) was $(7.9) million and $5.8 million for the three months ended March 31, 1994 and 1993, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1994 was $73.6 million, a decrease of $18.4 million from December 31, 1993. The decrease results principally from non-cash charges of $11.2 million relating to the change in the method of recognizing revenue and a $5.0 million litigation provision.

The Company increased its bank borrowings under its existing credit facility to $6.0 million by the end of the first quarter of 1994. The Company anticipates continued borrowings under its credit facility to meet its cash needs through the end of the year. During May 1994, the Company replaced its $25 million credit facility with a new $50 million credit facility ($30 million after 1994).

The Company anticipates that it will have sufficient funds from its cash balances, internally generated funds and its bank credit facility to satisfy working capital needs through the end of 1994. The Company is currently exploring several alternatives available to it to satisfy its potential working capital needs in the future. These include (without limitation) additional bank borrowings, investments in the Company by strategic partners, issuance of long term debt, and sale of preferred or common equity in public or private transactions.

OTHER - SUBSEQUENT DEVELOPMENTS

In April 1994, the Company signed an agreement in principle with Tokyo-based Mitsui & Co., Ltd., to form a joint venture named Information Resources Japan, Ltd., to provide efficient consumer response (ECR) initiatives, syndicated market tracking services, logistics and business intelligence software products and value-added consulting in Japan. The joint venture is expected to begin operations on October 1, 1994.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.

         On April 21, 1994, two individuals purporting to be stockholders, Andrew Davitt and Peter Sheridan, each filed a complaint in the United States District Court for the Northern District of Illinois against the Company and eleven of its current or former directors and five of its current or former officers who are not also directors. The complaints are substantially identical. Each purports to be filed upon behalf of a class consisting of persons who purchased the Company's stock between March 26, 1993 and April 5, 1994. The plaintiffs allege Section 10(b), Rule 10b-5 and Section 20(a) violations of the Securities Exchange Act of 1934, against the Company and the individual defendants by reason of alleged omissions made by the Company in setting forth material facts in disclosures and public statements about the Company. These alleged omissions include information relating to the Company's finances, results of operations and prospects of achieving growth in earnings and revenues during the referenced periods when class members were acquiring shares of the Company's stock.

         The plaintiffs seek an undisclosed amount of compensatory damages, as well as any other equitable or injunctive relief permitted by law, and attorneys' fees. The Company has determined to defend the actions vigorously. The Company believes that it has valid defenses to the claims raised and that ultimate resolution of the claims will not have a material impact on the Company's consolidated financial position.

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Company is involved in a shareholder class action suit filed by certain shareholders in 1989. The trial relating to this action commenced in April 1994 and is anticipated to be concluded during the second quarter of 1994.

         In the first quarter of 1994, the Company made a $5.0 million pre-tax provision to litigation reserves in connection with all pending shareholder litigation.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                          OTHER INFORMATION (CONT'D.)



Item 6.  Exhibits and Reports on Form 8-K.

   a.    Exhibits

          Exhibit No.         Description of Exhibit                      Page
          -----------         ----------------------                      ----

              10              Credit Agreement dated May 13, 1994          EF
                              between the Company and Harris Trust and Savings Bank (filed herewith).

              11              Computations of earnings per common          EF
                              and common equivalent share (filed
                              herewith).

              18              Letter regarding change in accounting        EF
                              principle (filed herewith).

   b. The Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.



                                INFORMATION RESOURCES, INC.
                                ---------------------------
                                (Registrant)






                                /s/Thomas M. Walker
                                ------------------------------------------
                                Thomas M. Walker
                                Executive Vice President
                                 and Chief Financial Officer
                                (Authorized officer of Registrant and
                                principal financial officer)



May 16, 1994