Form 10-Q
period 1994-06-30
INFORMATION RESOURCES INC
filed 1994-08-15
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1994

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  [_]

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 29, 1994, was 26,122,950.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.      FINANCIAL INFORMATION
- - ----------------------------------
Condensed Consolidated Balance Sheets                                       3

Condensed Consolidated Statements of Operations                             4

Condensed Consolidated Statements of Cash Flows                             5

Notes to Condensed Consolidated Financial Statements                        7

Management's Discussion and Analysis of
    Financial Condition and Results
    of Operations                                                          10



PART II.     OTHER INFORMATION
- - ------------------------------

Item 1 - Legal Proceedings                                                 14

Item 4 - Submission of Matters to Vote of Security Holders                 14

Item 6 - Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS UNAUDITED
                                 (IN THOUSANDS)

ASSETS                                            JUNE 30, 1994   DECEMBER 31, 1993
- - ------                                            -------------   -----------------

CURRENT ASSETS
  Cash and cash equivalents                          $ 10,292          $ 19,368
  Accounts receivable - net                           126,434           116,637
  Deferred income taxes                                10,129             9,205
  Prepaid expenses and other                            4,924             4,230
                                                     --------          --------
     Total Current Assets                             151,779           149,440
                                                     --------          --------

PROPERTY AND EQUIPMENT                                138,156           124,185
  Accumulated depreciation and amortization           (79,422)          (71,013)
                                                     --------          --------
                                                       58,734            53,172

INVESTMENTS                                            16,896            11,764

OTHER ASSETS
  Deferred data procurement costs
    (net of amortization)                              80,764            71,131
  Capitalized software costs - net                     23,393            21,481
  Goodwill - net                                        3,779             3,931
  Other                                                15,081            16,596
                                                     --------          --------
                                                      123,017           113,139
                                                     --------          --------
                                                     $350,426          $327,515
                                                     ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases           $  1,762          $  1,691
  Bank borrowings                                      23,500                --
  Accounts payable                                     16,366            14,512
  Accrued expenses                                     20,246            21,521
  Deferred revenue                                     16,980            13,844
  Other                                                 5,888             5,902
                                                     --------          --------
     Total Current Liabilities                         84,742            57,470
                                                     --------          --------

LONG-TERM CAPITALIZED LEASES                            2,381             3,087
DEFERRED INCOME TAXES                                  26,760            31,040
DEFERRED GAIN                                           4,670             4,878
OTHER LIABILITIES                                       1,550             1,176
MINORITY INTEREST                                         438             1,202

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
     $.01 par value - none issued                          --                --
  Common stock - authorized 60,000,000  shares
     in 1994 and in 1993, $.01 par value,
     issued in 1994:  26,122,223 shares;
     issued in 1993:  25,416,502 shares                   261               254
  Capital in excess of par value                      165,231           157,972
  Retained earnings                                    65,151            72,333
  Cumulative translation adjustment                      (758)           (1,897)
                                                     --------          --------

     Total Stockholders' Equity                       229,885           228,662
                                                     --------          --------
                                                     $350,426          $327,515
                                                     ========          ========

        The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   ------------------    --------------------
                                                         JUNE 30               JUNE 30
                                                         -------               -------
                                                    1994       1993        1994        1993
                                                   -------    -------    --------    --------
Revenues                                           $92,183    $82,110    $179,861    $157,760

Costs and expenses:
  Operating expenses                                79,200     62,860     151,781     122,220
  Selling, general and
    administrative expenses                         10,842      8,684      21,413      16,344
  Loss on disposition of assets                         --         --          --       2,200
                                                   -------    -------    --------    --------
                                                    90,042     71,544     173,194     140,764
                                                   -------    -------    --------    --------
    Operating profit                                 2,141     10,566       6,667      16,996

Other income (expense):
  Interest income                                       83        315         234         692
  Interest expense                                    (556)      (273)       (771)       (578)
  Litigation provision                                  --         --      (5,000)         --
  Other - net                                          162        (10)        281         100
                                                   -------    -------    --------    --------
                                                      (311)        32      (5,256)        214
                                                   -------    -------    --------    --------

Equity in loss of affiliated companies              (2,071)      (284)     (4,329)       (596)
                                                   -------    -------    --------    --------

Earnings (loss) before income taxes,
  minority interest and cumulative effect
  of change in accounting principle                   (241)    10,314      (2,918)     16,614
Income tax expense (benefit)                             9      4,334        (886)      7,004
                                                   -------    -------    --------    --------

Earnings (loss) before minority interest
  and cumulative effect of change in
  accounting principle                                (250)     5,980      (2,032)      9,610
Minority interest                                      262        479         756         776
                                                   -------    -------    --------    --------

Earnings (loss) before cumulative effect
   of change in accounting principle                    12      6,459      (1,276)     10,386

Cumulative effect on prior years of
  change in accounting principle:
         Income taxes                                   --         --          --       1,864
         Revenue recognition                            --         --      (6,594)         --
                                                   -------    -------    --------    --------
Net earnings (loss)                                $    12    $ 6,459    $ (7,870)   $ 12,250
                                                   =======    =======    ========    ========

Earnings (loss) per common and
 common equivalent share:
  Before cumulative effect of accounting change    $    --    $   .24    $   (.05)   $    .39
  Cumulative effect of accounting change                --         --        (.26)        .07
                                                   -------    -------    --------    --------

Net earnings (loss)                                $    --    $   .24    $   (.31)   $    .46
                                                   =======    =======    ========    ========

Weighted average common and common
  equivalent shares                                 26,091     26,738      25,835      26,606
                                                   =======    =======    ========    ========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED JUNE 30
                                                            -------------------------
                                                              1994             1993
                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                         $ (7,870)        $ 12,250

Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                               13,847           10,507
  Amortization of deferred data procurement costs             31,033           23,434
  Deferred income taxes                                         (861)           3,361
  Equity in loss of affiliated companies                       4,329              596
  Minority interest                                             (756)            (776)
  Cumulative effect of change in revenue recognition           6,594               --
  Cumulative effect of adoption of FAS 109                        --           (1,864)
  Litigation provision                                         5,000               --
  Stock option and other compensation expense                  2,091               --
  Other                                                          337             (129)

Change in assets and liabilities:
  Increase in current assets                                 (20,828)         (13,764)
  Increase in other assets                                      (528)             (16)
  Increase (Decrease) in current liabilities                  (4,248)           5,166
  Increase in other liabilities                                  374              100
                                                            --------         --------
     Total adjustments                                        36,384           26,615
                                                            --------         --------
       Net cash provided by operating activities              28,514           38,865

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment - net                   (13,021)         (11,701)
  Software costs                                              (6,146)          (4,761)
  Deferred data procurement costs                            (40,239)         (32,234)
  Net assets acquired in business acquisition                     --           (1,252)
  Investment in joint ventures                                (2,469)         (16,677)
                                                            --------         --------
     Net cash used in investing activities                   (61,875)         (66,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of capitalized leases                          (864)            (756)
  Net bank borrowings                                         23,500               --
  Proceeds from exercise of stock options                        763            6,296
  Capital contributions from minority interest                   132              606
                                                            --------         --------
     Net cash provided by financing activities                23,531            6,146

EFFECT OF EXCHANGE RATE ON CASH                                  754             (253)
                                                            --------         --------

NET DECREASE IN CASH                                          (9,076)         (21,867)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              19,368           53,593
                                                            --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 10,292         $ 31,726
                                                            ========         ========

                                  (continued)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   UNAUDITED
                                 (IN THOUSANDS)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                               SIX MONTHS ENDED JUNE 30
                                               ------------------------

                                                1994              1993
                                               -----             ------

CASH PAID (REFUNDED) DURING THE PERIOD FOR:

Interest                                       $ 770             $  584
Income taxes (refund)                          $(393)            $2,770


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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993 and the results of operations for the three months and the six months ended June 30, 1994 and June 30, 1993 and cash flows for the six months ended June 30, 1994 and June 30, 1993.

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

3. Earnings (loss) per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The effect of dilution from the exercise of stock options is considered in the computation of earnings (loss) per common and common equivalent share by the use of the modified treasury stock method for the quarters ended June 30, 1994 and 1993 and March 31, 1994 and 1993, since options outstanding exceeded 20% of the shares of common stock outstanding. In applying the modified treasury stock method for the period ended June 30, 1994 and March 31, 1994, stock options were not included as they were anti-dilutive.

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

                               Three Months   Three Months    Three Months   Three Months
                                  Ended           Ended          Ended           Ended
                              March 31, 1993  June 30, 1993  Sept. 30, 1993  Dec. 31, 1993
                              --------------  -------------  --------------  -------------
                                         (In Thousands, except per share data)
  Revenues
            - Actual             $75,650         $82,110         $87,784        $89,000
                                 =======         =======         =======        =======
            - Pro forma          $77,905         $82,562         $86,322        $87,812
                                 =======         =======         =======        =======

  Earnings before
   cumulative effect of
   accounting change
            - Actual             $ 3,927         $ 6,459         $ 7,358        $ 4,471
                                 =======         =======         =======        =======
            - Pro forma          $ 5,277         $ 6,781         $ 6,570        $ 3,821
                                 =======         =======         =======        =======

  Earnings per
   common and common
   equivalent share before
   cumulative effect of
   accounting change
            - Actual             $   .15         $   .24         $   .27        $   .16
                                 =======         =======         =======        =======
            - Pro forma          $   .20         $   .25         $   .24        $   .14
                                 =======         =======         =======        =======

                                        Year Ended December 31
                               -----------------------------------------
                                 (In Thousands, except per share data)
                                 1993       1992       1991       1990
                               --------   --------   --------   --------
  Revenues
           - Actual            $334,544   $276,362   $222,689   $179,789
                               ========   ========   ========   ========
           - Pro forma         $334,601   $279,187   $213,926   $178,552
                               ========   ========   ========   ========

  Earnings before
   cumulative effect of
   accounting change
           - Actual            $ 22,215   $ 19,247   $ 15,386   $  5,668
                               ========   ========   ========   ========
           - Pro forma         $ 22,449   $ 20,971   $ 10,058   $  4,916
                               ========   ========   ========   ========

  Earnings per
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
                               ========   ========   ========   ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)



5. In the first quarter of 1994, the Company established a pre-tax reserve of $5.0 million related to shareholder litigation.

6. In April 1994, the Company and the privately held Asia-based SRG Holdings Limited, agreed to cancel plans to merge. The Company recorded a pre-tax charge of $1.4 million related to expenses incurred in connection with the cancelled merger. The pre-tax effect of the charge was reflected as of March 31, 1994 in the Company's selling, general and administrative expenses.

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

                                                                    PERCENTAGE INCREASE/
                                                                          (DECREASE)
                                        PERCENTAGE OF REVENUE          OVER PRIOR PERIOD
                                   ------------------------------  ------------------------
                                    THREE MONTHS    SIX MONTHS     THREE MONTHS  SIX MONTHS
                                       ENDED           ENDED          ENDED        ENDED
                                      JUNE 30          JUNE 30        1994/        1994/
                                    1994    1993    1994    1993      1993         1993
                                   ------  ------  ------  ------  ------------  ----------
Revenues                           100.0%  100.0%  100.0%  100.0%     12.3          14.0
Operating expenses                  85.9    76.5    84.4    77.4      26.0          24.2
Selling, general & admin.           11.8    10.6    11.9    10.4      24.9          31.0
Loss on disposition of assets         --      --      --     1.4        --             *
Operating profit                     2.3    12.9     3.7    10.8         *             *
Other income (expense)                 *       *       *       *         *             *
Litigation provision                  --      --    (2.8)     --        --             *
Equity in loss of affiliates        (2.2)    (.3)   (2.4)    (.4)        *             *
Income tax expense (benefit)          --     5.3     (.5)    4.4         *             *
Minority interest                      *       *       *       *         *             *
Cumulative effect of
 accounting change                    --      --    (3.7)    1.2        --             *
Net earnings (loss)                   --     7.9    (4.4)    7.8         *             *

* Not meaningful

REVENUES

The Company's revenue from operations for the six months ended June 30, 1994 increased 14.0% to $179.9 million compared to $157.8 million for the first six months of 1993. Revenue for the three month period ended June 30, 1994 increased 12.3% to $92.2 million compared to $82.1 million for the same period of 1993. The revenue growth resulted principally from growth in InfoScan revenues and, to a lesser extent, increased revenues from software support services.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


Revenues from the Company's InfoScan product line for the six months ended June 30, 1994 were $99.7 million, an increase of 18.7% over the same period in 1993. InfoScan revenues for the second quarter of 1994 were $51.5 million, an increase of 16.3% over the same period in 1993. The growth in InfoScan's revenues was principally the result of increased utilization of InfoScan services by existing clients. The Company's competitor in the information services business, the A.C. Nielsen Company, introduced unusual price competition late in the fourth quarter 1993 which has continued into 1994. This has had the effect of limiting the Company's ability to achieve domestic InfoScan revenue growth through new clients switching from the A.C. Nielsen Company to the Company for scanner-based market tracking services. Management has no reason to expect that the A.C. Nielsen Company will discontinue its current pricing practices. Management is investigating whether pricing and other practices by the A.C. Nielsen Company are anticompetitive, and, if so, what appropriate remedies might be sought.

The Company recently implemented a change in its domestic InfoScan strategy which management believes will better focus the Company's resources on delivering added value, and thereby build revenue, with its existing clients.

Revenues from the Company's software support services were $49.2 million, an increase of 5.4% over the same six month period in 1993. Second quarter 1994 revenues were $25.0 million, increasing 6.3% over the second quarter of 1993. The revenue growth in software support services was less than prior quarters of 1993 which the Company attributes to delays in the introduction of, and transition to, the Windows versions for certain of the Company's software products.

BehaviorScan and related testing services revenues for the six months ended June 30, 1994 were $11.0 million compared to $10.5 million for the same period in 1993. For the three months ended June 30, 1994 BehaviorScan revenues were $5.3 million compared to $5.6 million for the same period in 1993.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 1994 were $151.8 million, an increase of 24.2% over the same period in 1993. Operating expenses for the second quarter of 1993 increased 26.0% to $79.2 million from $62.9 million for the same period in 1993. These increases were primarily due to increases in compensation, amortization of deferred data procurement costs, and other costs related to increases in the client service staff and computer operations required to deliver InfoScan services and other information services which include InfoScan NMRA Limited Joint Venture (NMRA). Client service staffing increased in support of current and planned future revenue increases, and computer operations increased in support of the Company's "OMEGA" production re-engineering and cost reduction program and support for current revenue growth. Deferred data procurement costs increased primarily due to the Company's expansion of its data collection into convenience store outlets and its continuing expansion through NMRA of data collection in the United Kingdom. In software support services, increased staff and computer hardware and software expansion to support current and planned revenue growth also contributed to increases in operating expenses.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 1994 and 1993 were $21.4 million and $16.3 million, respectively, an increase of 31.0%. SG&A expenses for the second quarter of 1994 were $10.8 million, an increase of 24.9% over the same period of 1993. The increases in SG&A expenses are attributable to increased spending in marketing, recruiting, employee development, training and professional fees associated with the Company's international expansion, and to a lesser extent, increases in compensation and related staffing costs associated with the Company's growth in both domestic and international operations. In the first quarter of 1994, the Company recorded expenses of $1.4 million incurred in connection with the cancelled merger with Asia-based SRG Holdings Limited.

OTHER INCOME (EXPENSE)

Other expense increased to $5.3 million for the six months ended June 30, 1994. For the same period in 1993, the Company recorded other income of $214,000. The overall increase was due to interest expense on bank borrowings and a pre-tax provision of $5.0 million related to shareholder litigation.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Equity in loss of affiliated companies reflects losses recognized related to equity investments. The increase resulted principally from the equity losses recognized by the Company related to the Company's investments in France and Holland as the Company continued to expand its InfoScan services in these countries.

INCOME TAXES

The Company's effective tax rate was 30.4% and 42.2% for the six months ended June 30, 1994 and 1993, respectively. The tax rate on operations including minority interest was 41.0% and 40.3% for the six months ended June 30, 1994 and 1993, respectively.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



NET EARNINGS (LOSS)

As a result of the factors described above, net earnings (loss), were essentially break-even for the second quarter and $(7.9) million loss for the first six months of 1994 versus 1993 second quarter and year-to-date net income of $6.5 million and $12.3 million, respectively. Net earnings (loss) per share was break-even and $(.31) for 1994 second quarter and first six months, respectively, versus $.24 and $.46 for the comparable periods of 1993.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1994 was $67.0 million, a decrease of $25.0 million from December 31, 1993. The decrease results from non-cash charges of $11.2 million relating to the change in the method of recognizing revenue and a $5.0 million litigation provision. The decrease is also due to continued expansion of the Company's business.

The Company increased its bank borrowings under its existing credit facility to $23.5 million at the end of the second quarter of 1994. The Company anticipates continued borrowings under its credit facility to meet its cash needs through the end of the year. During May 1994, the Company replaced its $25 million credit facility with a new $50 million credit facility ($30 million after 1994).

The Company anticipates that it will have sufficient funds from its cash balances, internally generated funds and its bank credit facility to satisfy working capital needs through the end of 1994. The Company is currently exploring several alternatives available to it to satisfy its potential working capital needs beyond 1994. These include (without limitation) additional bank borrowings, investments in the Company by strategic partners, issuance of long term debt, and sale of preferred or common equity in public or private transactions.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.

      As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Company was involved in a shareholder class action suit filed by certain shareholders in 1989. On June 7, 1994, a federal district court jury returned a unanimous verdict in favor of the Company and the four individual defendants. The plaintiffs in such action are seeking to overturn such decision though the Company does not believe the plaintiffs will prevail.

Item 4.  Submission of Matters to Vote of Security Holders.

      (a) The annual meeting of Stockholders of the Company was held May 26, 1994.

      (b) Without solicitation in opposition, the nominees listed in the proxy statement soliciting proxies were elected as directors to serve for a three-year term ending in 1997 as follows:


        Name                       Votes For   Votes Withheld  Broker Non-Votes
        ----                       ----------  --------------  ----------------
Gerald J. Eskin, Ph.D.             21,302,759       85,411            --
John D. C. Little, Ph.D.           21,302,759       85,411            --
George G. Montgomery, Jr.          21,302,759       85,411            --
Glen L. Urban, Ph.D.               21,303,959       84,211            --

Following is the name of each other director whose term of office as a director continued after the meeting for terms ending in either 1995 or 1996: Gian M. Fulgoni, James G. Andress, Leonard M. Lodish, Edith W. Martin, Thomas W. Wilson, Jr., Edwin E. Epstein, Edward E. Lucente, Jeffrey P. Stamen and Thomas M. Walker.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                          OTHER INFORMATION (CONT'D.)



Item 6.  Exhibits and Reports on Form 8-K.

a. Exhibits

   Exhibit No.        Description of Exhibit                             Page
   -----------        ----------------------                             ----
       11             Computations of earnings (loss) per common
                      and common equivalent share (filed herewith).       EF


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



August 15, 1994