Form 10-Q
period 1994-09-30
INFORMATION RESOURCES INC
filed 1994-11-14
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
 ___
       Exchange Act of 1934.

         For the quarterly period ended September 30, 1994

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from        to

                                                  Commission file number 0-11428




                          INFORMATION RESOURCES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  36-2947987
     -------------------------------               -----------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


     150 North Clinton Street, Chicago, Illinois           60661
     -------------------------------------------      ----------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         _____       _____

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 31, 1994, was 26,300,675.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----





                                                       PAGE
                                                      NUMBER
                                                      ------
PART I.      FINANCIAL INFORMATION
- - ----------------------------------

Condensed Consolidated Balance Sheets                    3

Condensed Consolidated Statements of Operations          4

Condensed Consolidated Statements of Cash Flows          5

Notes to Condensed Consolidated Financial Statements     7

Management's Discussion and Analysis of
    Financial Condition and Results of Operations       10



PART II.    OTHER INFORMATION
- - -----------------------------

Item 1 - Legal Proceedings                              14

Item 6 - Exhibits and Reports on Form 8-K               14

Signatures                                              15


                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS UNAUDITED
                                 (IN THOUSANDS)

ASSETS                                                SEPTEMBER 30, 1994   DECEMBER 31, 1993
- - ------                                                ------------------   -----------------

CURRENT ASSETS
  Cash and cash equivalents                                $   7,146            $ 19,368
  Accounts receivable - net                                  123,078             116,637
  Deferred income taxes                                       14,537               9,205
  Prepaid expenses and other                                   6,351               4,230
                                                           ---------            --------
     Total Current Assets                                    151,112             149,440
                                                           ---------            --------

PROPERTY AND EQUIPMENT                                       140,000             124,185
  Accumulated depreciation and amortization                 ( 81,665)            (71,013)
                                                           ---------            --------
                                                              58,335              53,172

INVESTMENTS                                                   17,944              11,764

OTHER ASSETS
  Deferred data procurement costs - net                       84,359              71,131
  Capitalized software costs - net                            23,832              21,481
  Goodwill - net                                               3,666               3,931
  Other                                                       14,092              16,596
                                                           ---------            --------
                                                             125,949             113,139
                                                           ---------            --------
                                                           $ 353,340            $327,515
                                                           =========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases                 $   1,763            $  1,691
  Bank borrowings                                             29,515                  --
  Accounts payable                                            16,285              14,512
  Accrued expenses                                            17,945              21,941
  Deferred revenue                                            14,113              13,844
  Other                                                        7,574               5,902
                                                           ---------            --------
     Total Current Liabilities                                87,195              57,890
                                                           ---------            --------

LONG-TERM CAPITALIZED LEASES                                   1,939               3,087
DEFERRED INCOME TAXES                                         27,910              31,040
DEFERRED GAIN                                                  4,567               4,878
OTHER LIABILITIES                                              1,543               1,176
MINORITY INTEREST                                                 30               1,202

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
     $.01 par value, none issued                                  --                  --
  Common stock - authorized 60,000,000  shares
     in 1994 and in 1993, $.01 par value,
     issued in 1994:  26,279,884 shares;
     issued in 1993:  25,416,502 shares                          263                 254
  Capital in excess of par value                             167,886             157,552
  Retained earnings                                           62,047              72,333
  Cumulative translation adjustment                             ( 40)             (1,897)
                                                           ---------            --------

     Total Stockholders' Equity                              230,156             228,242
                                                           ---------            --------
                                                           $ 353,340            $327,515
                                                           =========            ========

        The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  ------------------     --------------------
                                                     SEPTEMBER 30            SEPTEMBER 30
                                                  ------------------     --------------------

                                                   1994       1993         1994        1993
                                                  -------    -------     --------    --------
Revenues                                          $92,915    $87,784     $272,776    $245,544

Costs and expenses:
  Operating expenses                               83,020     65,475      234,801     187,695
  Selling, general and
    administrative expenses                        11,202      8,646       32,615      24,990
  Loss on disposition of assets                        --        805           --       3,005
                                                  -------    -------     --------    --------
                                                   94,222     74,926      267,416     215,690
                                                  -------    -------     --------    --------
    Operating profit (loss)                        (1,307)    12,858        5,360      29,854

Other income (expense):
  Interest income                                     100        398          334       1,090
  Interest expense                                   (649)      (227)      (1,419)       (805)
  Litigation provision                             (3,000)        --       (8,000)         --
  Other - net                                         112         77          392         177
                                                  -------    -------     --------    --------
                                                   (3,437)       248       (8,693)        462
                                                  -------    -------     --------    --------

Equity in loss of affiliated companies               (683)      (811)      (5,012)     (1,407)
                                                  -------    -------     --------    --------

Earnings (loss) before income taxes,
  minority interest and cumulative effect
  of change in accounting principle                (5,427)    12,295       (8,345)     28,909
Income tax expense (benefit)                       (2,130)     5,350       (3,016)     12,354
                                                  -------    -------     --------    --------

Earnings (loss) before minority interest
  and cumulative effect of change in
  accounting principle                             (3,297)     6,945       (5,329)     16,555
Minority interest                                     193        413          949       1,189
                                                  -------    -------     --------    --------

Earnings (loss) before cumulative effect
   of change in accounting principle               (3,104)     7,358       (4,380)     17,744

Cumulative effect on prior years of
  change in accounting principle:
        Income taxes                                   --         --           --       1,864
        Revenue recognition                            --         --       (6,594)         --
                                                  -------    -------     --------    --------
Net earnings (loss)                               $(3,104)   $ 7,358     $(10,974)   $ 19,608
                                                  =======    =======     ========    ========

Earnings (loss) per common and
 common equivalent share:
  Before cumulative effect of accounting change   $  (.12)   $   .27     $   (.17)   $    .66
  Cumulative effect of accounting change               --         --         (.25)        .07
                                                  -------    -------     --------    --------

Net earnings (loss)                               $  (.12)   $   .27     $   (.42)   $    .73
                                                  =======    =======     ========    ========

Weighted average common and common
  equivalent shares                                26,174     27,253       25,948      26,965
                                                  =======    =======     ========    ========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                            ------------------------------
                                                              1994                 1993
                                                            ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                         $(10,974)            $ 19,608

Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                               21,391               15,748
  Amortization of deferred data procurement costs             47,921               36,553
  Deferred income taxes                                       (4,119)               5,133
  Equity in loss of affiliated companies                       5,012                1,407
  Minority interest                                             (949)              (1,189)
  Cumulative effect of change in revenue recognition           6,594                   --
  Cumulative effect of adoption of FAS 109                        --               (1,864)
  Litigation provision                                         8,000                   --
  Stock option and other compensation expense                  2,913                   --
  Other                                                          586                   68

Change in assets and liabilities:
  Increase in current assets                                 (19,252)             (26,497)
  Increase in other assets                                      (341)                (136)
  Increase (Decrease) in current liabilities                 (11,267)               9,830
  Increase in other liabilities                                  367                  147
                                                            --------             --------
     Total adjustments                                        56,856               39,200
                                                            --------             --------
       Net cash provided by operating activities              45,882               58,808

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment - net                   (16,958)             (17,317)
  Software costs                                              (8,807)              (8,307)
  Deferred data procurement costs                            (60,722)             (50,076)
  Net assets acquired in business acquisition                     --               (1,252)
  Investment in joint ventures                                (2,469)             (17,229)
                                                            --------             --------
       Net cash used in investing activities                 (88,956)             (94,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of capitalized leases                        (1,183)              (1,200)
  Net bank borrowings                                         29,515                   --
  Proceeds from exercise of stock options                      1,384                9,268
  Capital contributions from minority interest                   136                1,164
                                                            --------             --------
       Net cash provided by financing activities              29,852                9,232

EFFECT OF EXCHANGE RATE ON CASH                                1,000                 (161)
                                                            --------             --------

NET DECREASE IN CASH                                         (12,222)             (26,302)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              19,368               53,593
                                                            --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  7,146             $ 27,291
                                                            ========             ========

                                  (continued)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   UNAUDITED
                                 (IN THOUSANDS)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                         NINE MONTHS ENDED SEPTEMBER 30
                                         ------------------------------

                                          1994                    1993
                                         ------                  ------

CASH PAID DURING THE PERIOD FOR:

Interest                                 $1,419                  $  811
Income taxes                             $  975                  $3,879


In March 1994, the Company and Datos, C.A., formed a joint venture company, Datos Information Resources, Inc. The Company contributed $5.8 million of stock for a 49% interest in the joint venture.

In September 1994, the Company acquired a 19.9% ownership interest in AGB Attwood Holdings, a Dutch consumer panel business. The Company contributed $1.4 million of stock and a $.5 million interest in its existing Holland joint venture for its ownership interest.



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993 and the results of operations for the three months and the nine months ended September 30, 1994 and September 30, 1993 and cash flows for the nine months ended September 30, 1994 and September 30, 1993.

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

     Certain amounts for 1993 have been reclassified to conform to the 1994 presentation.

3. Earnings (loss) per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The effect of dilution from the exercise of stock options is considered in the computation of earnings (loss) per common and common equivalent share by the use of the modified treasury stock method for the quarters ended September 30, June 30, and March 31, 1994 and 1993, since options outstanding exceeded 20% of the shares of common stock outstanding. In applying the modified treasury stock method for the period ended September 30, June 30, and March 31, 1994, stock options were not included as they were anti-dilutive.

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
                                  =======        =======         =======        =======


                                                  Year Ended December 31
                                  -------------------------------------------------------
                                          (In Thousands, except per share data)

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
                                  ========       ========        ========       ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)



5. In the first quarter of 1994, the Company established a pre-tax reserve of $5.0 million related to shareholder litigation. The Company has reached an agreement to settle the shareholder class action lawsuit filed against the Company on April 21, 1994. The settlement, which is subject to approval by the court, contemplates the payment of $12.5 million, of which $7.25 million will be paid by the Company's insurance carriers. The settlement agreement provides that the Company may pay the balance in either cash or stock, at its option. In the third quarter of 1994, the Company recorded an additional pre-tax reserve of $3.0 million for such settlement and attendant legal costs.

6. On November 3, 1994, the Company established a three-year unsecured revolving bank credit facility of $65.0 million replacing its previous credit facility of $50.0 million dated May 13, 1994, which was scheduled to decrease to $30.0 million on December 31, 1994. The new credit facility allows borrowings of $65.0 million through December 30, 1995 and is scheduled to decrease to $55.0 million on December 31, 1995 and to $45.0 million on December 31, 1996 at an interest rate at or below prime. The credit facility contains customary financial and other covenants.

7. In April 1994, the Company and the privately held Asia-based SRG Holdings Limited, agreed to cancel plans to merge. The Company recorded a pre-tax charge of $1.4 million related to expenses incurred in connection with the cancelled merger. The pre-tax effect of the charge was reflected as of March 31, 1994 in the Company's selling, general and administrative expenses.

8. In April 1994, the Company signed an agreement in principle with Tokyo-based Mitsui & Co., Ltd., to form a joint venture named Information Resources Japan, Ltd., to provide efficient consumer response (ECR) initiatives, syndicated market tracking services, logistics and business intelligence software products and value-added consulting in Japan. The joint venture is expected to begin operations in late 1994 or early 1995.

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

                                                               PERCENTAGE INCREASE/(DECREASE)
                                     PERCENTAGE OF REVENUE           OVER PRIOR PERIOD
                                     ---------------------     ------------------------------

                                  THREE MONTHS    NINE MONTHS    THREE MONTHS   NINE MONTHS
                                     ENDED           ENDED           ENDED         ENDED
                                  SEPTEMBER 30    SEPTEMBER 30       1994/         1994/
                                  1994    1993    1994    1993       1993          1993
                                 ------  ------  ------  ------  ------------   ------------
Revenues                         100.0%  100.0%  100.0%  100.0%       5.8%          11.1%
Operating expenses                89.3    74.6    86.0    76.4       26.8           25.1
Selling, general & admin.         12.1     9.9    12.0    10.2       29.6           30.5
Loss on disposition of assets       --      .9      --     1.2        *              *
Operating profit (loss)           (1.4)   14.6     2.0    12.2        *              *
Other income (expense)               *       *       *       *        *              *
Litigation provision              (3.2)     --    (2.9)     --        *              *
Equity in loss of affiliates       (.7)    (.9)   (1.8)    (.6)       *              *
Income tax expense (benefit)      (2.3)    6.1    (1.1)    5.0        *              *
Minority interest                    *       *       *       *        *              *
Cumulative effect of
 accounting change                  --      --    (2.4)     .8        --             *
Net earnings (loss)               (3.3)    8.4    (4.0)    8.0        *              *

* Not meaningful

REVENUES

The Company's revenue from operations for the nine months ended September 30, 1994 increased 11.1% to $272.8 million compared to $245.5 million for the first nine months of 1993. Revenue for the three month period ended September 30, 1994 increased 5.8% to $92.9 million compared to $87.8 million for the same period of 1993. The revenue growth resulted principally from growth in InfoScan revenues and, to a lesser extent, increased revenues from software support services.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


Revenues from the Company's InfoScan product line for the nine months ended September 30, 1994 were $149.9 million, an increase of 13.7% over the same period in 1993. InfoScan revenues for the third quarter of 1994 were $50.2 million, an increase of 4.9% over the same period in 1993. The growth in InfoScan's revenues was principally the result of increased utilization of InfoScan services by existing clients. In the first quarter of 1994 the Company implemented a change in its domestic InfoScan strategy which management believes will better focus the Company's resources on delivering added value, and thereby build revenue, with its existing clients.

Revenues from the Company's software support services were $74.3 million, an increase of 5.8% over the same nine month period in 1993. Third quarter 1994 revenues were $25.1 million, increasing 6.8% over the third quarter of 1993. The revenue growth in software support services was less than prior quarters of 1993 which the Company attributes to delays in the introduction of, and transition to, the Windows versions for certain of the Company's software products.

BehaviorScan and related testing services revenues for the nine months ended September 30, 1994 were $17.0 million compared to $16.2 million for the same period in 1993. For the three months ended September 30, 1994 BehaviorScan revenues were $6.0 million compared to $5.7 million for the same period in 1993.


OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 1994 were $234.8 million, an increase of 25.1% over the same period in 1993. Operating expenses for the third quarter of 1994 increased 26.8% to $83.0 million from $65.5 million for the same period in 1993. These increases were primarily due to increases in compensation, amortization of deferred data procurement costs, and other costs related to increases in the client service staff and computer operations required to deliver InfoScan services and other information services which include InfoScan NMRA Limited Joint Venture (NMRA). Client service staffing increased in support of current and planned future revenue increases, and computer operations increased in support of the Company's "OMEGA" production re-engineering and cost reduction program. Deferred data procurement costs increased primarily due to the Company's expansion of its data collection into convenience store outlets in the United States and its continuing expansion through NMRA of data collection in the United Kingdom. In software support services, increased staff and computer hardware and software expansion to support current and planned revenue growth also contributed to increases in operating expenses.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 1994 and 1993 were $32.6 million and $25.0 million, respectively, an increase of 30.5%. SG&A expenses for the third quarter of 1994 were $11.2 million, an increase of 29.6% over the same period of 1993. The increases in SG&A expenses are attributable to increased spending in recruiting, employee development, training and professional fees associated with the Company's domestic and international expansion along with increases in compensation and related staffing costs. In the first quarter of 1994, the Company recorded expenses of $1.4 million incurred in connection with the cancelled merger with Asia-based SRG Holdings Limited.

OTHER INCOME (EXPENSE)

Other expense increased to $8.7 million for the nine months ended September 30, 1994. For the same period in 1993, the Company recorded other income of $462,000. The overall increase was principally due to interest expense on bank borrowings and a non-recurring pre-tax provision of $8.0 million related to shareholder litigation. The Company reached an agreement to settle the shareholder class action lawsuit filed on April 21, 1994. Subject to approval by the court, the settlement contemplates the payment of $12.5 million, of which $7.25 million will be paid by the Company's insurance carriers. The settlement provides that the Company may pay the balance in either cash or stock, at its option.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Equity in loss of affiliated companies reflects losses recognized related to equity investments. The increase for the nine months ended September 30, 1994 related principally to the Company's investments in France and Holland as the Company continued to expand its InfoScan services in these countries.

INCOME TAXES

The Company's effective tax rate was 36.1% and 42.7% for the nine months ended September 30, 1994 and 1993, respectively. The tax rate on operations including minority interest was 40.8% and 41.1% for the nine months ended September 30, 1994 and 1993, respectively.

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

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



NET EARNINGS (LOSS)

As a result of the factors described above, net earnings (loss), was $(3.1) million for the third quarter and $(11.0) million for the first nine months of 1994 versus 1993 third quarter and year-to-date net income of $7.4 million and $19.6 million, respectively. Net earnings (loss) per share was $(.12) and $(.42) for 1994 third quarter and first nine months, respectively, versus $.27 and $.73 for the comparable periods of 1993.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1994 was $63.9 million, a decrease of $27.6 million from December 31, 1993. The decrease results principally from non-cash charges of $11.2 million relating to the change in the method of recognizing revenue and an $8.0 million non-recurring litigation provision. The decrease is also due to continued expansion of the Company's business.

The Company increased its bank borrowings under its existing credit facility to $29.5 million at the end of the third quarter of 1994. The Company anticipates continued borrowings under its credit facility to meet its cash needs through the end of the year. On November 3, 1994, the Company entered into a three-year unsecured revolving bank credit facility of $65.0 million replacing its previous credit facility of $50.0 million dated May 13, 1994. The credit facility allows borrowings of $65.0 million through December 30, 1995 and is scheduled to decrease to $55.0 million on December 31, 1995 and to $45.0 million on December 31, 1996.

The Company anticipates that it will have sufficient funds from its cash balances, internally generated funds and its bank credit facility to satisfy its working capital needs for the foreseeable future. The Company is currently exploring possible strategic partnerships with other companies. If completed, such partnerships would likely provide the Company with additional long-term equity or debt funding.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

        As previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 1994, the Company is involved in a shareholder class action suit filed by certain shareholders on April 21, 1994. On October 25, 1994, the Company entered into an agreement to settle the class action lawsuit. The settlement agreement, which is subject to approval by the court, contemplates the payment of $12.5 million, of which $7.25 million will be paid by the Company's insurance carriers. The settlement agreement provides that the Company may pay the balance in either cash or stock, at its option. In the third quarter of 1994, the Company recorded an additional $3.0 million pre-tax reserve for such settlement and attendant legal costs.

Item 6. Exhibits and Reports on Form 8-K.

     a. Exhibits

        Exhibit No.  Description of Exhibit                              Page
        -----------  ----------------------                             ------

            10       Credit Agreement dated November 3, 1994 between
                     the Company and Harris Trust and Savings Bank
                     (filed herewith).                                    EF

            11       Computations of earnings (loss) per common
                     and common equivalent share (filed herewith).        EF

            27       Financial Data Schedule (filed herewith)             EF


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



                                       INFORMATION RESOURCES, INC.
                                       ---------------------------
                                       (Registrant)





                                       /s/ Thomas M. Walker
                                       --------------------------------------
                                       Thomas M. Walker
                                       Executive Vice President
                                        and Chief Financial Officer
                                       (Authorized officer of Registrant and
                                       principal financial officer)



November 14, 1994