Form 10-K405
INFORMATION RESOURCES INC
filed 1995-03-31
CIK 714278

                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

  X     Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
-----   Act of 1934.  [Fee Required]

                   For the fiscal year ended December 31, 1994


                                       or

        Transition report pursuant to Section 13 or 15(d) of The Securities
-----   Exchange Act of 1934.  [No Fee Required]

                For the transition period from            to


                                                 Commission file number: 0-11428
                                                                         -------


                           INFORMATION RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                           36-2947987
       --------------------------------      ----------------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)


       150 North Clinton Street, Chicago, Illinois             60661
       -------------------------------------------        ---------------
         (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code  (312) 726-1221
                                                           --------------


          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                    Common Stock, $.01 par value per share
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1995 (based on the closing price as quoted by NASDAQ as of such date) was $405,332,032.

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of February 28, 1995 was 26,798,812.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 24, 1995 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                    PART I
ITEM 1.  BUSINESS
-----------------
                                 INTRODUCTION
                                 ------------

  Information Resources, Inc. (the "Company" or "IRI") provides a variety of information services and business intelligence software products to its customers. The Company is a leading provider of information services to the consumer packaged goods ("CPG") industry supplying proprietary data bases, analytical models and business intelligence software that enable consumer packaged goods manufacturers and retailers to make better, more cost-effective decisions in marketing and selling their products. The Company also offers services to assist manufacturers, retailers and wholesalers of consumer packaged goods in the implementation of various Efficient Consumer Response ("ECR") initiatives, including logistics services, "pay-for-performance" promotions and supply chain re-engineering. "IRI Software", the Company's software business unit, provides business intelligence software and on-line analytical processing software, including decision support software, executive information systems and related support services to a broad range of industries and governmental agencies worldwide.

  The Company operates in one industry segment, business information services. The business of the Company has evolved into two primary categories of services, information and software.

  (i) Information Services
      --------------------

  The Company's principal information services are InfoScan(R), InfoScan(R) Panel and InfoScan(R) Census (collectively referred to herein as "InfoScan Services"), BehaviorScan(R) and other testing services, and the tracking of sales of health and beauty care products by the Company's Towne-Oller division. InfoScan, InfoScan Panel and InfoScan Census are tracking and evaluation services for the consumer packaged goods industry. Using the scanning code printed on products and scanners installed in retail outlets, InfoScan tracks consumer purchasing of products sold in a representative national, projectable sample of stores. Manually collected retail audits are used to track sales through outlets which lack electronic point-of-sale scanning equipment. InfoScan Panel measures the purchasing of consumer packaged goods products at the individual household level, thereby allowing enhanced diagnostic analyses. In 1994, the Company introduced InfoScan Census, a service for manufacturers which tracks consumer purchasing in all stores within participating retail chains rather than just stores within projectable samples.

  BehaviorScan is a test marketing system in the United States that enables clients to measure the effect of different marketing variables, including television advertising, on consumer purchasing. It uses a patented electronic system to target television advertising to individual households and electronic scanner data to measure consumer purchase behavior in an unobtrusive manner as part of normal television programming. BehaviorScan is the only such electronic test marketing system in the United States.

  The Company's Towne-Oller division tracks deliveries of health and beauty care products from retailer and wholesaler warehouses to approximately 30,000 individual drug stores and 30,000 individual supermarkets. Towne-Oller is currently the only supplier of such data to the United States CPG industry.

  In recent years, the Company has begun offering services to assist manufacturers, retailers and wholesalers of consumer packaged goods in the implementation of various Efficient Consumer Response initiatives. ECR is a consumer packaged goods industry strategy to re-engineer the supermarket supply chain (from manufacturers to retailers to consumers) to reduce total system costs, inventories and physical assets. Through its proprietary software and data bases, the Company now offers a full line of ECR services to its clients, including its unique InfoScan Census data tracking services, daily store-specific scanner data tracking services, Customer Marketing Resources "pay for performance" promotion evaluation services and IRI Logistics software and integration support services for consumer demand planning and forecasting. The Company believes that its ability to be a single source for both data and software represents a significant competitive advantage.

  Since 1992, the Company has been involved in a capital-intensive expansion of its information services capabilities in international markets. The focus of this international expansion has primarily been in Western Europe, including France, the United Kingdom, and more recently, Italy. The cost of this expansion has been substantial in large part because of the need to have at least one year of historical data available before meaningful client revenue streams can be established. The Company believes that this expansion is warranted because of the size of the European syndicated tracking market and the enhanced ability of the Company to satisfy the needs of multinational manufacturers. The Company has also made limited investments in information businesses in Latin America and has recently entered into an alliance with Middle East Market Research Bureau ("MEMRB"), a company that provides market research throughout 22 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa.

  (ii) Software Products and Support Services
       --------------------------------------

  IRI Software operates a worldwide organization through sales and service facilities in major markets. Software products are licensed as the EXPRESS(R) family of computer software and application solutions. Through another division, the Company also markets retailer software products that mainly carry the APOLLO(TM) name and focus on the efficient utilization of retail shelf space. Major costs to deliver these software products are costs to develop and maintain software, personnel costs to develop custom applications for clients and costs for computer resources.

  The Company's software products can be used by clients in tandem with the Company's information services or can be used separately with other data bases. Approximately 30% of the Company's clients currently purchasing the Company's information services also purchase its business intelligence software and services. The Company's business intelligence software products are also widely used outside of the consumer packaged goods industry by Fortune 1000 corporations and comparable companies around the world covering a variety of businesses and industries, including pharmaceuticals, health care, telecommunications, financial services, retail, transportation and government agencies. In 1994, approximately 52% of the Company's software and support services revenue was derived from clients outside of the consumer packaged goods industry.

  The approximate revenues attributable to the Company's information services and software products and support services were as follows for the periods shown:

                                                Year Ended December 31,
                                            --------------------------------
                                                     (In thousands)
                                               1994       1993       1992
                                            ----------  ---------  ---------
  Information Services
------------------------------------------
  Domestic Information Businesses:
  InfoScan                                    $204,446   $180,623   $151,097
  BehaviorScan/Other Testing Services           22,649     21,938     22,741
  Towne-Oller                                   15,206     17,546     15,543
  Other                                          1,532         --         --
                                              --------   --------   --------
    Total Domestic Information Services        243,833    220,107    189,381

  International Information Businesses          13,580      7,785      2,993
                                              --------   --------   --------

    Total Information Services                 257,413    227,892    192,374
                                              --------   --------   --------

  Software Products and Support Services
------------------------------------------
  Business Intelligence Software               105,416     95,397     75,331
  Retailer Services                             13,741     11,255      8,657
                                              --------   --------   --------
    Total Software Services                    119,157    106,652     83,988
                                              --------   --------   --------

            Total Company                     $376,570   $334,544   $276,362
                                              ========   ========   ========


  A significant portion of the cost to deliver information services and software support products and services is provided by shared resources and as such these costs are not directly attributable to any specific product.

  The majority of the Company's information services business is of a recurring nature. The Company's software business is comprised of a mix of new client projects, recurring sale of electronic data base access software and analytical processing services to existing data clients utilizing IRI computer facilities, sale of new application solutions to existing clients and a growing software maintenance base. For a fee, implementation and consulting services are also provided to client companies as required to deliver EXPRESS-based solutions. In 1994, approximately 66% of the Company's total revenue from information services and software products and services were attributed to ongoing contractual arrangements. The remaining revenues were attributed to discrete licenses of software and from the sale of customized analytical projects.

  The Company was incorporated in Delaware in 1982. Its principal offices and corporate headquarters are located at 150 North Clinton Street, Chicago, Illinois 60661. Its telephone number is (312) 726-1221.

DESCRIPTION OF THE COMPANY'S BUSINESS
-------------------------------------

  A. Principal Products & Services
     -----------------------------

  1. Information Services
     --------------------

  The Company provides a variety of products and services utilizing its data bases to assist its clients in tracking and understanding consumer purchase behavior and the impact of promotions, advertising and price changes on that behavior. Based upon revenues, the Company is the second largest marketing research firm providing continuous sales measurement services to the consumer packaged goods industry worldwide.

     (a) InfoScan, InfoScan Panel and InfoScan Census
         --------------------------------------------

  InfoScan and InfoScan Census are national and local market scanner tracking services for the consumer packaged goods industry. InfoScan tracks consumer purchasing of UPC-coded products sold in a representative, national, projectable sample of supermarkets, drug stores, mass merchandisers, convenience stores, and warehouse membership clubs. InfoScan also tracks promotional activities which motivate consumer purchasing, such as temporary price reductions, newspaper feature advertising, couponing and in-store displays. The Company began selling its InfoScan Census service for supermarkets during the third quarter of 1994, with expansion to other retail outlets planned for 1995 and beyond. The InfoScan Census service provides manufacturers with a measurement of consumer purchasing based on all stores within participating individual retail chains (i.e., "census" data) rather than just stores within projectable samples. The Company is currently collecting or has contracts to collect census data from approximately 14,700 stores, primarily chain supermarket stores. Census based retail account data represents more complete and accurate information because it eliminates sampling error. In addition, census-based scanner data uniquely permits store-by-store sales analysis, improved evaluation of the impact of trade promotions, validation of "pay-for-performance" promotions, more effective salesforce and broker compensation programs, improved inventory and distribution management, and just-in-time inventory replenishment systems.

  Sales tracking reports are available to clients in hard copy format and/or via electronic access through proprietary Company software or other software.
Weekly sales data may be accessed by personal computers through proprietary software developed by the Company, including DataServer Analyzer(TM) and DataServer Partners(TM). The Company is also able to provide its manufacturer clients with "key account" retailer reports that track consumer purchasing in specific identifiable chains. Supermarket key account reports are now census based. The Company believes that its ability to be a single source for both sample and census data, in conjunction with its analytical software applications, represents a significant competitive advantage.

  Through the Company's InfoScan Panel data base, InfoScan provides access to purchase data obtained from approximately 60,000 nationally projectable households who show identification cards when they shop at participating supermarkets, thereby allowing the stores' scanners to electronically record and identify their purchases. Household panel data are used for custom client analysis of issues such as store and brand loyalty, trial and repeat purchasing of new products, demographic patterns, consumer response to promotional
activities, and overall store shopping behavior.   The Company's computerized
software system, EZ Prompt(TM), provides on-line access to its InfoScan panel data base through a terminal and telephone link. The Company has also equipped participating households with small handheld scanners, which allow a shopper to record purchases of consumer packaged goods made in all types of outlets, thereby expanding the applications of the Company's household panel data base.

  Under the typical InfoScan Services contract, the client subscribes to services on specified product categories. Initial contracts generally require a multi-year client commitment up to three years or more. After the initial commitment, the contract generally continues indefinitely unless cancelled by the client on six months prior written notice.

  Major costs to deliver the InfoScan Services are data acquisition costs, provision of software and hardware to participating retailers, expenses associated with the collection of causal (i.e., promotional) data, compensation and equipment for participating panel households, computer and personnel resources to process the data and personnel costs for interpreting and analyzing data for clients.

  (b) BehaviorScan/Other Testing Services
      -----------------------------------

  BehaviorScan offers consumer packaged goods manufacturers and other non-CPG marketers a cost-effective, accurate and technologically advanced method for testing alternative marketing strategies. In a typical marketing test one group of consumer panelists is exposed to one or more test variables while another group of panelists is used as a control group. A comparison of each group's purchasing patterns (as measured by scanner data) then reveals the impact of the test variable. A unique feature of the BehaviorScan system is the ability to deliver alternative television advertising to different groups of panel households using the Company's patented targetable television technology. Typical marketing variables tested in BehaviorScan are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price, and packaging changes. BehaviorScan is currently available in six of the Company's mini-markets in the United States.

  In addition to BehaviorScan, the Company provides other testing services primarily for consumer packaged goods manufacturers including Controlled Retail Testing, Matched Market Analyses, and other special analyses accessing the Company's proprietary data bases. Controlled Retail Testing conducts experiments outside the BehaviorScan markets wherein the Company creates and implements special sales and marketing conditions in retail stores and reads the results through scanner data and/or manual audits. Typical tests involve the placement of new products or a change in shelf location, price or promotional conditions in retail outlets. The Company's existing field organization and InfoScan data bases are customarily utilized in conjunction with Controlled Retail Testing. Matched Market and other special analyses to evaluate the impact of advertising and other marketing variables as they occur outside the BehaviorScan markets typically do not involve field activities by the Company, but simply involve custom manipulation and analysis of the Company's InfoScan data.

  Major costs to deliver the BehaviorScan service are data costs (comprised of store equipment depreciation expense and cash payments to retailers), compensation to participating panel households, field personnel costs, costs to operate and maintain cable television studios, computer resources and client service personnel costs.

     (c)  Towne-Oller
          -----------

  The Company's Towne-Oller division tracks deliveries of health and beauty care products from retailer and wholesaler warehouses to approximately 30,000 individual drug stores and 30,000 individual supermarkets in the United States. Towne-Oller data represents approximately 80% of total food and drug store health and beauty care sales. Towne-Oller purchases computerized records of these shipments from warehouses to individual supermarket and drug stores. Towne-Oller is currently the only supplier of such data to the United States consumer packaged goods industry.

  Towne-Oller clients receive periodic reports measuring store receipt volume and market share within specific consumer product categories. Clients may elect to receive their reports via DataServer computerized software, which provides user-friendly access to data as well as the capability of downloading to other software applications. In general, the client subscribes to the store receipt service on specified consumer product categories. Initial contracts require a multi-year client commitment, continue indefinitely and are cancelable by the client on 90 days written notice.

  Major costs to deliver the Towne-Oller service are data acquisition payments to retailers, computer and personnel resources to process the data, and personnel costs related to client service.

     (d)  NEO
          ---

  Neo, Inc., a wholly-owned subsidiary acquired by the Company in 1994, is a management consulting firm in the consumer packaged goods industry. Its services focus on issues such as sales force effectiveness, retailer (customer) marketing, information utilization and training and support for selling organizations. Neo's customized sales force training and customer marketing programs assist clients in organizational design, building effective sales structures, and developing trade promotion objectives and strategies. Neo also provides training curriculums which help manufacturers build successful sales organizations within an information-driven retail environment.

     (e) International Information Businesses
         ------------------------------------

  In recent years, the Company has begun offering syndicated sales tracking and analysis products, principally InfoScan and retail audit services, in numerous countries outside of the United States. The specific products offered vary depending upon local country conditions and the availability of scanner data.

  IRI InfoScan Limited was formed in mid-1992 by the Company, Taylor Nelson Group Limited (now known as Taylor Nelson AGB plc) of the United Kingdom and GfK AG of Germany ("GfK") to purchase certain assets of the NMRA Retail Audit business of BGA Audits

Limited (formerly Audits of Great Britain), a United Kingdom market research company then in administration (receivership). The Company's original ownership percentage in the joint venture was 60%. However, as a result of disproportionate capital contributions made by the joint venture partners in 1993 and 1994, the Company's ownership percentage has grown to approximately 87% at December 31, 1994.

  The operations of the acquired NMRA Retail Audit business consisted of traditional retail audits of primarily food products in grocery stores. In early 1993, the joint venture launched the Company's InfoScan service into the United Kingdom market based on scanner data from the leading chains in the grocery market. Also during 1993, the joint venture started expanding its tracking service into the health and beauty aids market. In 1994, the joint venture continued to expand the scanner-based coverage of the retail market in general, and entered into data acquisition agreements with two of the United Kingdom's largest drug chains, Boots the Chemist and Superdrug, pursuant to which these retailers elected to provide the joint venture with exclusive rights to obtain scanner data.

  In April 1993, the Company formed a joint venture, IRI-SECODIP, S.N.C., in France with SECODIP, S.A. ("SECODIP") a subsidiary of SOFRES, S.A., and with GfK. The IRI-SECODIP joint venture was formed to develop a scanner-based retail tracking service in France. In connection with the formation of the joint venture, the Company obtained certain intangible rights from SECODIP, some of which the Company then licensed to the joint venture. The joint venture was restructured during 1994 and February 1995 to result in the Company owning 89% of IRI-SECODIP, S.N.C., with SECODIP owning the remaining 11% and GfK divesting its interest. A put and call option exists relative to the remaining shares held by SECODIP. In France, the joint venture now offers a fully operational scanning-based tracking service with at least one year of historical data.

  In July 1993, the Company and GfK completed the reorganization of the Company's first investment in a European information services business originally formed in 1988 which now operates exclusively in Germany. The Company's ownership interest in the German joint venture company, GfK Panel Services GmbH, is currently 15%. The products now offered by GfK Panel Services GmbH include consumer household panel data, retail audit data, InfoScan scanner data, and ad hoc studies. The InfoScan scanner data is now primarily a diagnostic tool for promotion analysis rather than a full-fledged sales tracking service as a result of scanner initiatives in Germany and the current refusal of certain large retailers to provide data to any third party for retail tracking purposes.

  In July 1993, the Company formed a joint venture in the Netherlands with GfK and SECODIP to develop a scanner-based retail tracking service in the Netherlands. This joint venture now offers a fully operational scanning-based tracking service with at least one year of historical data. This joint venture was restructured during 1994 in conjunction with the Company's acquisition from GfK of a 19.9% ownership interest in AGB Attwood Holdings B.V. (now known as GfK Panel Services Benelux B.V.) in the Netherlands, and a 19.9% ownership interest in GfK Belgium S.A. (GfK owns the remaining 80.1% of these entities.) The primary operation of these entities is a household panel service.

  In mid-1993, the Company acquired 100% of a joint venture company between Procter & Gamble and Eczacibasi (a Turkish business) in Turkey. The formal name of this company is Panel Pazar Arastirma Ve Danismanlik A.S.; however, its trade name is now Panel Information Resources. The Company performs market research activities, primarily retail audits as scanner penetration in Turkey is low, in a national sample of supermarkets, large and small grocery stores, pharmacies, cosmetic shops and other stores. Panel Information Resources also performs special studies and distributes IRI software products in Turkey.

  See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

  See Item 1, Section C - Developments in 1994 for a discussion of the Company's operations in Italy, Greece, Sweden and Latin America and the Company's alliance with Cyprus-based MEMRB.

  See NOTES B and D to the Consolidated Financial Statements.

  2. Software Products and Support Services
     --------------------------------------

  IRI Software operates a worldwide organization through sales and service facilities in major markets. Headquartered in Waltham, Massachusetts (a suburb of Boston), IRI Software has offices throughout the United States and Canada. European headquarters are located in Maidenhead, United Kingdom with offices in most Western European countries. Additional offices are located in Australia, Denmark, Hong Kong, India, Japan, Mexico, New Zealand, Scandinavia, Singapore and The United Arab Emirates. Other worldwide coverage is accomplished through a network of sales agents, distributors and certain information services offices covering South America, Scandinavia, Portugal, Eastern Europe, South Africa and the remainder of the Pacific Rim.


     (a) Business Intelligence Software
         ------------------------------

  Primarily through IRI Software, the Company provides business intelligence software and on-line analytical processing ("OLAP") software products and services to major corporations and governmental agencies around the world to assist marketing, sales, operations, financial and executive decision-making. These products and services provide decision makers and support personnel with access to corporate and external data, together with tools and applications developed by the Company to analyze that data. Business intelligence and OLAP applications are made available through the use of the Company's principal software product known as EXPRESS, which is available to end users on a direct license from the Company and through a variety of third party channels. Additionally, these products are made available through on-line computer access services. Customers utilizing EXPRESS generally also engage the Company in its consulting capacity to help define solutions to business problems and build or enhance applications with EXPRESS to deliver these solutions. Following an extensive conversion effort in 1994, the Company now offers its business intelligence software products utilizing Windows technology.

  EXPRESS is an advanced, distributed, client/server technology for analyzing complex databases. Based on a multidimensional data model, it is specifically designed for building enterprise-wide business intelligence systems. EXPRESS is used to build and support a wide range of application products for end users across numerous functional areas. In addition, EXPRESS serves as the foundation for IRI Software's OLAP applications, which include:

EXPRESS EIS

Express EIS(TM) provides an interactive environment for executives, managers and analysts to electronically investigate, review, annotate, and communicate key enterprise information. Its multidimensional data model supports OLAP applications, giving users access to data from a variety of sources for reporting, planning and forecasting.

EXPRESS FMS PLANNER

Express FMS Planner(TM) is an enterprise-wide solution for financial consolidation, reporting, analysis, budgeting, and planning. It manages all of a company's financial information through one central server across a distributed environment. This centralization facilitates data accuracy and consistency.

DATASERVER

The DataServer(TM) suite of applications for sales and marketing consists of:

. DataServer Analyzer(TM) -- DataServer Analyzer is a decision support system designed for scanner data, factory shipments, media, promotion and other data bases. DataServer Analyzer provides sales and marketing professionals with a full range of analysis and reporting tools.

. DataServer Reporter(TM) -- Sales managers use DataServer Reporter to track and analyze sales performance for more effective territory management. DataServer Reporter helps clients manage and develop business by combining current sales data with reporting, analysis and graphics capabilities.

. DataServer(TM) FastCast -- DataServer FastCast helps sales and marketing managers improve the accuracy of their sales forecasts without having to master statistical time-series forecasting techniques. DataServer FastCast combines ease of use with flexibility.

. DataServer Targeter(TM) -- DataServer Targeter provides sales and marketing organizations with a tool to execute comprehensive micro-marketing and sales execution strategies utilizing sophisticated mapping technology.

. DataServer Partners(TM) -- DataServer Partners (formerly, The Partners) is an interactive expert system that allows sales and marketing professionals to develop profitable product strategies, and quickly create high-quality, fact-based sales presentations.

     (b)  Retailer Products and Services
          ------------------------------

  The APOLLO Space Management System(TM) software enables manufacturers and retailers to better manage retail shelf space. The APOLLO Space Management System provides a complete range of tools for space management, including APOLLO VIVID(TM) for producing picture schematics of shelf layouts, TotalStore APOLLO(TM) for evaluating space utilization within a total supermarket, APOLLO Briefcase(TM) which is designed for field sales use, and the National Product Library(TM), which provides a national data base of product dimensions and product images for use in the APOLLO system. All APOLLO products are available utilizing Windows technology. Other retail products include Pricing Manager(TM) which is designed to help retailers optimize price for individual products and categories while meeting profit objectives, and Merchandising Manager(TM) which evaluates various promotional program scenarios. Throughout 1994, development work has been underway with respect to the Category Manager, an expert system designed to facilitate strategic category planning for retailers and suppliers. The Category Manager is expected to be released during 1995.

  3.    Efficient Consumer Response
        ---------------------------

  Efficient Consumer Response is an initiative being pursued by manufacturers, retailers and wholesalers of consumer packaged goods products that is aimed at reducing the cost of distributing products through the supermarket channel. The United States supermarket industry has identified an estimated $30 billion of excess costs in the distribution system that could be eliminated by more efficient procedures. Through ECR initiatives, the supply chain from manufacturers to retailers and finally to consumers is expected to be re-engineered and redesigned to maximize efficiencies and reduce costs. This re-engineering initiative is expected to provide several opportunities for the Company in 1995 and beyond as the Company expands beyond market research applications into operational applications, both domestically and internationally.

  The Company is utilizing its proprietary software and unique data bases to offer a full line of ECR services which facilitate re-engineering of a client's operations:

     (i) InfoScan Census - InfoScan Census is being used to provide manufacturers and retailers with accurate information regarding consumer purchasing at the retail chain and individual store level, thereby improving decision making regarding a variety of sales, marketing and category management issues.

     (ii) CIR - The Company's CIR division (recently consolidated from the former joint venture with Catalina Marketing Corporation) utilizes Catalina's electronic network to obtain daily, store-specific scanner data from a large sample of supermarkets. Coupled with the Company's analytical application software, the data can be used by manufacturers and retailers to more effectively monitor local marketing/sales programs and to improve inventory management techniques, thereby helping to reduce costs in the supply chain.

     (iii) Customer Marketing Resources(TM) ("CMR") - The Company's CMR division helps clients plan, execute and administer scanner-based promotions. By utilizing the Company's census data bases, CMR helps manufacturers issue promotional payments to retailers based upon actual consumer purchasing, thereby helping improve the efficiency of promotional programs for manufacturers and retailers alike.


     (iv) IRI Logistics - IRI Logistics (formerly LogiCNet, Inc.) helps manufacturers and retailers improve the efficiency of product replenishment across the entire distribution channel. The Logistics Partner(TM) system for manufacturers utilizes demand planning/forecasting software, order planning (DRP) software, training and integration support and forecasts of consumer demand based upon the Company's various census data bases, as well as the client's own internal databases. The Logistics Partner is designed to eliminate the need for manufacturers to have disparate inventory and distribution systems for various retail relationships, and to provide accurate and consistent data flows between retailer and manufacturer.


  B. Data Collection
     ---------------

  The Company's proprietary data bases include sales and price information for individual product items collected by universal product code scanners in retail outlets (scanner data), together with detailed data on promotion and merchandising activities (causal data). Scanner data in the United States are currently collected from a representative national sample of supermarkets, drug stores, mass merchandisers, and warehouse membership stores, while manual audits are conducted in convenience stores because of lower scanner penetration. Causal data are available for these stores via collection of newspaper ads, in store display data and other promotion and merchandising data by the Company's full time and part time field personnel. The Company also currently collects census scanner data from over 11,000 supermarkets, nearly 2,000 drug stores and nearly 500 warehouse membership club stores. Reports and information can currently be generated from 90% of these stores. The Company also has contracts with retailers covering an additional 1,200 stores in which the Company will commence collection of data during 1995.

  Through its QScan service, the Company obtains access to scanner data for all stores within a chain rather than just a sample, thereby allowing enhanced analyses and more powerful sales and marketing applications. QScan provides retailers with consumer purchasing information through this data base. The Company has contracts for its QScan service covering approximately 14,700 stores, primarily chain supermarket stores.

  Purchase data from approximately 60,000 individual households are collected in the United States in eight small cities called "mini-markets" (including six BehaviorScan markets) and in 22 "metro sampling pods" in 19 large cities. These households present an identification card when they shop at participating supermarkets, thereby allowing the scanner to record the specific detail of their product purchases. The Company is currently enhancing its household panel base by equipping individual household panelists with hand-held scanner equipment to record their product purchases made in any retail outlet.

  Scanner data utilized in the Company's business is obtained through retailer data purchase contracts, which usually require cash payments, provision of scanner or computer equipment and/or the exchange of Company information services and related software. Retailer contracts for collection of data from a representative sample are generally for one year periods, renewing automatically unless cancelled on 90 days' prior written notice. Retailer contracts for census data collection are generally for a three to five year period. Retailer contracts for household panel data collection are generally for a three to five year period. While there can be no assurance that retailer contracts will be renewed at the end of their terms, the Company has generally been successful in negotiating renewals of these contracts as they expire, on essentially the same terms.

  In 1993, the Company began collecting sales data from convenience stores and small supermarket operators in the United States. The Company's convenience store service currently collects sales data through manual audits.

  The Company's Towne-Oller division tracks deliveries of health and beauty care products from retailer and wholesaler warehouses to approximately 30,000 individual drug stores and 30,000 individual supermarkets in the United States. Towne-Oller data represents approximately 80% of total food and drug store health and beauty care sales. Towne-Oller is currently the only supplier of such data to the United States consumer packaged goods industry.

  The Company has an agreement with Catalina Marketing Corporation to utilize its electronic data collection network to obtain daily, store specific scanner data from a large sample of supermarkets. The daily data from certain of these stores is currently utilized in the Company's CIR division. See Item 1, Section
A.3 -Efficient Consumer Response.

  Data collection methodology outside of the United States differs from country to country depending upon local country conditions and the availability of scanner data from retailers. See Section A. 1(e) - International Information Businesses.

  C. DEVELOPMENTS IN 1994
     --------------------

  During 1994, the Company continued to expand its foreign information services business. See also Item 1, Section A. 1(e) - International Information Businesses and NOTES B and D to the Consolidated Financial Statements.

  The Company's French joint venture, IRI-SECODIP, S.N.C., was restructured during 1994 and February 1995. In September 1994, GfK withdrew from the French joint venture and in February 1995, the Company purchased 39% of the joint venture from SECODIP, thereby increasing the Company's ownership to a total of 89%. The Company has a call option, and SECODIP has a put option, for the remaining interest in the joint venture held by SECODIP. As part of the restructuring, the Company recognized all losses in excess of SECODIP's capital contributions. As a result, the Company recorded an additional $ 2.7 million loss in the fourth quarter of 1994.

  In mid-1994, the Company's retail tracking joint venture in the Netherlands, IRI InfoScan B.V., was restructured. The Company's interest in this venture is to become 19.9% in conjunction with the Company's acquisition from GfK of 19.9% interests in AGB Attwood Holdings B.V. (primarily a Dutch household consumer panel operation) and GfK Belgium S.A. (a Belgian household consumer panel operation).

  The Company began development of an information services business in Italy in 1994. IRI InfoScan Italy's basic service will consist of retail sales and promotion tracking using a sample of grocery retail outlets. Supermarket sales will be tracked via scanning data, while sales in smaller, traditional shops will be measured via manual audits. Substantial progress has been made with key retailer data agreements having been executed and initial client commitments obtained. Key account census data for selected chains and other analytical services will also be available. Revenues are expected to first be generated in 1995.

  In November 1994, the Company acquired the Greek retail audit business of Research International Hellas, a Greek subsidiary of Unilever. This business includes collecting, reporting, analyzing and interpreting national sales data via manual audits. In January 1995, the Company acquired a minority interest in a newly-formed joint venture with GfK for scanner-based retail tracking services in Sweden. This service is now operational.

  In March 1995, the Company entered into an alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. MEMRB provides market research throughout 22 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the alliance, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. The Company has an option to acquire up to a 49% ownership interest in MEMRB.

  The Company also began its entry into the Latin American research market during 1994 via joint venture formations or acquisitions in Venezuela, Puerto Rico and Guatemala. In January 1994, the Company acquired a 49% ownership interest in a joint venture in Venezuela formed with Datos, C.A., a leading Venezuelan market research company. The joint venture, Datos Information Resources, provides traditional manual store audit, ad hoc and media measurement services. In March 1994, the Company acquired Market Trends, Inc. in Puerto Rico. Market Trends (now called IRI Puerto Rico) is the largest full-service market research company in Puerto Rico, offering both retail tracking and ad hoc services. In October 1994, the Company formed a joint venture with GSI, S.A., a Guatemalan company. The Guatemalan joint venture, GSI/Information Resources, offers retail audit, ad hoc and consulting services to the Central American market. The Company owns 19.9% of GSI/Information Resources, with an option to increase its ownership in specified yearly increments over a period of time to 49.9%.

  During 1994, the Canadian Bureau of Competition Policy commenced formal proceedings that may lead to the removal of existing barriers to the Company's establishment of a retail tracking operation in Canada. The Company's entry into the Canadian market for syndicated market tracking services has been blocked by a series of exclusive contracts that A.C. Nielsen of Canada has signed with leading Canadian retailers which prevent these retailers from selling their scanner data to other research firms. Based upon the Company's complaint regarding the effect of these contracts, during 1994 the Canadian Bureau of Competition Policy commenced proceedings alleging that A.C. Nielsen has engaged in a practice of anti-competitive acts contrary to the Canadian Competition Act. In its application, the Bureau requested that A.C. Nielsen be prohibited from enforcing the exclusivity provisions in its contracts with retailers and provide "adequate historical scanner data available to any new entrant into the market on fair and reasonable terms." Hearings before the Canadian Competition Tribunal are scheduled to resume in April 1995 for a three-week period.

  During 1994, IRI Software's geographic business expansion continued within the Asia Pacific Region, Mexico and Latin America. Significant progress was also made in the further development of the Company's worldwide agency and distributor network. Within the United States marketplace, a new Government Sector Group was created to pursue significant sales opportunities at the federal, state and local government level.


     D.  Patents and Proprietary Software Protection
         -------------------------------------------

  The Company holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates between 1999 and 2005. Loss or infringement of these patents may have a material adverse effect upon the Company's BehaviorScan revenues. The Company's computer software bears appropriate copyright notices. The Company is the owner of various trademarks, including BehaviorScan(R), InfoScan(R), Shoppers' Hotline(TM), APOLLO(TM), EXPRESS(R), pcEXPRESS(R), DataServer(TM), DataServer Partners(TM), EZPrompt(R), IRI Software(TM), QScan(TM), InfoScan(R) Census, IRI Logistics(TM), Logistics Partner(TM), CouponScan(TM), PromotionScan(TM) and Customer Marketing Resources(TM) as well as other major branded products and services. The Company believes that, because of the rapid pace of technological change in the computer industry, patent or copyright protection is of less significance than factors such as the knowledge and experience of the Company's personnel and their ability to develop and market new systems and services. The Company regards its software and data bases as proprietary and, in addition to copyright protection, relies upon trade secret laws, the limitations it imposes on access to its computer source codes, confidentiality agreements with clients and internal nondisclosure safeguards to protect its rights to proprietary interests.

  E. Working Capital Practices
     -------------------------

  Clients are invoiced in accordance with contract terms. Information services contracts are generally billed on a quarterly basis, with the first 25% payment due within 30 days of invoice. However, in some circumstances delayed billings are granted. Software support services licenses are generally billed in full upon acceptance of the software. Invoices are generally issued within 30 days of contract date. Supplies and services are accrued for as received or incurred. Payments to vendors are generally made in accordance with vendor terms.


  F.  Customers
      ---------

  The Company had approximately 930, 820 and 630 clients using its information services in 1994, 1993 and 1992, respectively. Many of the Company's clients are global manufacturers of consumer packaged goods. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues.

  G.  Backlog Orders
      --------------

  At December 31, 1994, 1993 and 1992, the Company had committed contract revenues for information services of approximately $161 million, $152 million and $142 million, respectively. Initial InfoScan contracts generally require a minimum one-year client commitment and increasingly include commitments up to three years or more. Contracts continuing beyond the initial commitment are generally cancelable at any time by the client on six months prior written notice. Committed contract revenues include only the noncancelable portion of a contract. The portion of these committed contract revenues expected to be earned subsequent to 1995 is approximately 46%.


  H. Competition
     -----------

  Numerous firms supply marketing and advertising research products and services to consumer packaged goods manufacturers and retailers. However, the Company and the A.C. Nielsen Company are the only two firms which provide national, scanner-based syndicated sales measurement products and services in the United States to such manufacturers and retailers. The United States market for provision of syndicated scanner-based sales measurement is nearly evenly divided between the Company and Nielsen. However, Nielsen is far larger than the Company in terms of worldwide revenues. It is also a principal subsidiary of the Dun & Bradstreet Corporation, a United States based company with 1994 revenues of $4.9 billion, giving it access to far greater financial resources than the Company. In the syndicated store-based trading market in Europe, Nielsen is the Company's only competitor and also currently maintains a dominant market position in most European countries. Principal competitive factors include innovation, the quality, reliability and comprehensiveness of analytical services and data provided, flexibility in tailoring services to client needs, experience, the capability of technical and client service personnel, data processing and decision support software, reputation, price and geographical coverage.

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


  I. Research and Development
     ------------------------

  The Company is continuously developing new business products and services. In this regard, the Company is actively engaged in research and development of new software services and new data base analyses and applications. Expenditures for research and development for the years ended December 31, 1994, 1993 and 1992 approximated $35.1 million, $31.0 million and $19.5 million, respectively.
Included in these expenditures were   $11.7 million, $10.2 million and $8.8
million of software development costs that were capitalized. Expenditures not capitalized were charged to expense as incurred.

  J. Personnel
     ---------

  At December 31, 1994, the Company had 4,087 full-time and 2,273 part-time employees.

  The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff. The Company competes with many other companies in attracting qualified personnel.

ITEM 2.  PROPERTIES
-------------------

  The Company markets and provides its information services and software support services to domestic clients from full-service sales offices in New York, New York; San Francisco and Los Angeles, California; Cincinnati, Ohio; Darien, Connecticut; Fairfield, New Jersey; Plano, Texas and Toronto, Canada as well as from its headquarters in Chicago, Illinois and systems development headquarters in Waltham, Massachusetts. The Company markets to international clients through subsidiaries and/or offices in Australia, Belgium, Canada, Denmark, France, Germany, Guatemala, Greece, Hong Kong, India, Italy, Japan, Mexico, Netherlands, New Zealand, Puerto Rico, Singapore, Spain, Turkey, United Arab Emirates, United Kingdom, Venezuela and through its various distributors.

  Principal leased facilities of the Company are as follows:

                                                                             APPROXIMATE
                                                                              FLOOR AREA
LOCATION                                 PRINCIPAL OPERATION                  (SQ. FT.)
--------                       ------------------------------------------    -----------
Chicago, IL                    Corporate headquarters and offices for
                               professional staff                              387,000

Waltham, MA                    Professional staff and computer facilities      112,000

Wood Dale, IL                  Computer facilities                              44,000

Regional sales and             Sales, client service and analysis              240,000
  client service offices

International offices          Sales, client service, computer facilities
                               and professional staff                           83,000

Data collection facilities     Data collection and client test control,
                               cable TV studio facilities, warehouse           170,000


  The Company maintains $22,835,000 of business interruption insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

  The Company was involved in a shareholder class action suit filed by certain shareholders in 1989. On June 7, 1994, a federal district court jury returned a unanimous verdict in favor of the Company and the four individual defendants. The plaintiffs appealed such determination with the United States Court of Appeals for the Seventh Circuit. It is anticipated that the Appeals Court will render a decision during 1995. Although there can be no assurances regarding the ultimate result of such appeal, the Company believes that the original determination by the federal district court will be affirmed.

  In April 1994 certain shareholders filed a class action lawsuit against the Company. On October 25, 1994, the Company entered into an agreement to settle this lawsuit. The settlement agreement provided class members with the opportunity to either object to the settlement or opt out of the class and preserve the ability to pursue the claim. By the deadline, none of the plaintiff class members had objected to the settlement and holders of only approximately 7,500 shares had exercised their right to opt out of the class.
On March 3, 1995, the settlement was approved by the federal district court as "fair, just, reasonable and adequate" to the settlement class and the case was dismissed on the merits, with prejudice. The final judgement may be appealed 30 days after its entry. Assuming no such appeal, it is anticipated that the settlement amount will be paid in the second or third quarter of 1995. The settlement agreement contemplates the payment of $12.5 million, of which $7.25 million will be paid by the Company's insurance carriers. The settlement agreement provides that the Company may pay the balance in either cash or stock, at its option.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

        NAME           AGE   POSITION WITH COMPANY AND BUSINESS EXPERIENCE
--------------------   ---   ---------------------------------------------
Gian M. Fulgoni        47    Chairman of the Board of Directors of the Company
                             since February 1991; Chief Executive Officer since
                             January 1986; Vice Chairman from November 1988 until February 1991; Director since 1981; Director of PLATINUM technology, inc., and U.S. Robotics
                             Corporation.

James G. Andress       56    President and Chief Operating Officer of the
                             Company since March 1994; Chief Executive Officer since May 1990; acting Chief Financial Officer since January 1995; Vice Chairman from July 1993 until March 1994; President from November 1989 until July 1993; Chief Operating Officer from
                             November 1989 until May 1990; Director since
                             November 1989.  Director of the Liposome Co., Inc.,
                             NeoRx Corp., Sepracor, Inc., Genelabs Technologies,
                             Inc., Genetics Institute, Inc., OptionCare, Inc.,
                             America OnLine, Inc., Walsh International, Inc. and
                             Allstate Corp.

        NAME           AGE   POSITION WITH COMPANY AND BUSINESS EXPERIENCE
--------------------   ---   ---------------------------------------------
Jeffrey P. Stamen      49    Vice President of the Company since January 1986;
                             President - IRI Software Group (formerly known as the Software Products Group) since February 1991;
                             President of the DSS Division from February 1988 until February 1991; Director of the Company since
                             March 1994.

Randall S. Smith       43    President of International Information Services
                             Group since January 1995; Vice President of the
                             Company since January 1986; President -
                             International Operations Division from December
                             1993 until January 1995; President of European Data
                             Operations Division from February 1993 until
                             December 1993; President of the Testing Services
                             Division from October 1990 to January 1993;
                             President of Operations Group from January 1988 until February 1989; President of the Data Base
                             Division from 1986 to December 1993; President of the Administration Division from January 1987 until
                             September 1990.

George R. Garrick      42    Vice President of the Company and President - IRI
                             North America Group since November 1993; President and Chief Operating Officer of the Nielsen
                             Marketing Research U.S.A. unit of A.C. Nielsen Co.
                             from July 1993 to October 1993; President of
                             European Information Services of the Company from
                             July 1992 until June 1993; President of the
                             Syndicated Information Services Division from
                             February 1991 to June 1992; President of the
                             Consumer Packaged Goods Division from February 1989 until February 1991.

Kenneth J. Giacomino   44    Division Executive Vice President and Corporate
                             Controller since July 1991; Chief Accounting
                             Officer since January 1995; Corporate Controller of
                             Masonite Corporation from January 1987 to July
                             1991.

Edward S. Berger       54    Division Executive Vice President since June 1993;
                             Secretary and General Counsel of the Company since
                             September 1988; Division Senior Vice President of the Company from February 1991 until June 1993.


All of the foregoing executive officers hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder's Matters
--------------------------------------------------------------------------------

  The Company's common stock has been traded on the Nasdaq Stock Market under the symbol "IRIC" since March 4, 1983. The stock currently trades on the National Market System. Share data has been adjusted for all stock splits and stock dividends to date.

  The high and low closing sales prices for the Company's common stock are as follows:

                Quarters       High         Low
               -----------    -------    ---------
        1993   1st quarter    $33-1/4    $27
               2nd quarter     37-1/4     27-1/2
               3rd quarter     44         33-5/8
               4th quarter     41-3/4     34

        1994   1st quarter    $39-1/4    $17
               2nd quarter     17         13-5/8
               3rd quarter     15-1/4     11-11/16
               4th quarter     17         11-1/4


  The last sale price on February 28, 1995 was $15-1/8 per share. As of February 28, 1995 there were 644 record holders of the Company's common stock. The Company believes it has approximately 4,000 nonregistered stockholders holding stock in street or nominee name with their broker.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                          Year Ended December 31
                                      ---------------------------------------------------------------------------------------------
                                            1994               1993               1992               1991               1990
                                      ----------------    ----------------   ----------------   ----------------   ----------------
                                                                   (In thousands, except per share data)
OPERATING STATEMENT DATA
Revenues from continuing operations   $376,570   100.0%   $334,544   100.0%  $276,362   100.0%  $222,689   100.0%  $179,789   100.0%
Operating expenses                     325,507    86.4     258,686    77.4    209,065    75.7    175,332    78.7    143,488    79.8
Selling, general and administrative
  expenses                              45,757    12.2      34,922    10.4     29,594    10.7     22,042     9.9     20,258    11.3
Loss on disposition and write-off
  of assets                                 --      --       3,005     0.9         --      --         --      --         --      --
                                      --------   -----    --------   -----   --------   -----   --------   -----   --------   -----
Operating profit                         5,306     1.4      37,931    11.3     37,703    13.6     25,315    11.4     16,043     8.9
Other income (expense) - net            (9,855)   (2.6)        168     0.1     (5,071)   (1.8)      (897)   (0.4)    (1,549)   (0.9)
Equity in loss of affiliated
  companies                             (9,173)             (2,050)              (466)                --               (312)
Income tax (expense) benefit             3,822             (15,416)           (12,919)            (9,032)            (7,934)
Minority interest                          979               1,582                 --                 --                 --
                                      --------            --------           --------           --------           --------
Earnings (loss) from continuing
  operations                            (8,921)             22,215             19,247             15,386              6,248
Loss from discontinued operations           --                  --                 --                 --               (580)
Cumulative effect on prior years of
  change in accounting principles(1)    (6,594)              1,864                 --                 --             (1,369)
                                      --------   -----    --------   -----   --------   -----   --------   -----   --------   -----
Net earnings (loss)                   $(15,515)   (4.1)%  $ 24,079     7.2%  $ 19,247     7.0%  $ 15,386     6.9%  $  4,299     2.4%
                                      ========   =====    ========   =====   ========   =====   ========   =====   ========   =====
Earnings (loss) per common and
  common equivalent share
    Continuing operations             $   (.34)           $    .82           $    .78           $    .66           $    .32
    Discontinued operations                 --                  --                 --                 --               (.03)
                                      --------            --------           --------           --------           --------
Earnings (loss) before cumulative
  effect of accounting changes            (.34)                .82                .78                .66                .29
    Cumulative effect of accounting
      changes                             (.26)                .07                 --                 --               (.07)
                                      --------            --------           --------           --------           --------
Net earnings (loss)                   $   (.60)           $    .89           $    .78           $    .66           $    .22
                                      ========            ========           ========           ========           ========
Weighted average common and common
  equivalent shares                     26,056              27,160             24,817             23,398             19,579
                                      ========            ========           ========           ========           ========


(1)  See NOTE C to Consolidated Financial Statements.

--------------------------------



                                                Year Ended December 31
                                 ----------------------------------------------------
                                   1994      1993       1992       1991       1990
                                 --------  ---------  ---------  ---------  ---------
                                        (In thousands, except per share data)
PRO FORMA DATA

Revenues from continuing
  operations                     $     --   $334,601   $279,187   $213,926   $178,552
Earnings before
  cumulative effect of change
  in accounting principle              --     22,449     20,971     10,058      4,916
Earnings per common
  and common equivalent share
  before cumulative effect
  of accounting change                 --        .83        .85        .43        .25


BALANCE SHEET DATA

Total assets                     $354,554   $327,515   $263,999   $202,808   $142,576
Working capital                    69,574     91,970     87,941     53,155     24,253
Long-term debt                     31,452      3,087      4,718      9,285     23,155


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
-------------

          The Company's total revenues grew 12.6% in 1994 to $376.6 million. Total 1993 revenues were $334.5 million, reflecting 21.1% growth over 1992 revenues of $276.4 million. The Company incurred a loss of ($15.5) million in 1994, following earnings of $24.1 million and $19.2 million in 1993 and 1992, respectively. A number of factors influenced 1994 operating results, including the substantial costs attendant to the development of the Company's information services business in Europe and the costs incurred and delays associated with the introduction of the Company's Window's based versions of certain of its software products. Additional adverse impacts on 1994 results came from a $6.6 million special charge related to a change in the accounting method used to report revenue and $8.3 million in charges related to shareholder litigation.

          The Company's cash requirements continue to be extensive, primarily by reason of the European expansion of its information services business. The Company's current cash resources include its bank line of credit and internally generated funds. However, these alone are not anticipated to be sufficient to provide for all of the Company's proposed investment plans and working capital needs. Accordingly, management of the Company has instituted a number of measures to conserve cash in order that it may operate within its current cash resources. The Company is currently seeking capital funds to continue with its originally proposed investment plans and to further fund capital investments in its domestic and international information and worldwide software businesses. Management believes that, with additional financing, it will be able to complete the Company's originally proposed investment plans. The Company obtained compliance waivers from its banks and the landlord of its headquarters building for financial covenant violations as of year end 1994. Although management currently expects that it will be able to comply with its financial covenants in 1995, there can be no assurance that it will be able to do so.

RESULTS OF OPERATIONS
---------------------

          REVENUES FROM CONTINUING OPERATIONS. Revenues attributable to the Company's information services and software product and support services were as follows:



                                                Year Ended December 31,
                                            --------------------------------
                                               1994       1993       1992
                                            ----------  ---------  ---------
                                                     (In thousands)
                                            --------------------------------
  Information Services
  Domestic Information Businesses:
  InfoScan                                    $204,446   $180,623   $151,097
  BehaviorScan/Other Testing Services           22,649     21,938     22,741
  Towne-Oller                                   15,206     17,546     15,543
  Other                                          1,532         --         --
                                              --------   --------   --------
    Total Domestic Information Services        243,833    220,107    189,381
                                              --------   --------   --------

  International Information Businesses          13,580      7,785      2,993
                                              --------   --------   --------

    Total Information Services                 257,413    227,892    192,374
                                              --------   --------   --------


  Software Products and Support Services
------------------------------------------
  Business Intelligence Software               105,416     95,397     75,331
  Retailer Services                             13,741     11,255      8,657
                                              --------   --------   --------
    Total Software Services                    119,157    106,652     83,988
                                              --------   --------   --------

            Total Company                     $376,570   $334,544   $276,362
                                              ========   ========   ========

  The Company's revenue growth was principally due to growth in InfoScan services and increased revenues from its line of business intelligence software products. InfoScan's revenue growth for the three year period was the result of both increased utilization of InfoScan services by existing clients and the attraction of new clients. During late 1993 and continuing into 1994 the Company experienced unusual price competition from its principal competitor, the A.C. Nielsen Company. Notwithstanding this, in 1994 the Company was able to generate revenue growth of approximately 13% in its domestic InfoScan business.

  The Company's introduction and sale of InfoScan Census data contributed to the increase in revenues in 1994. In both 1994 and 1993, the Company increased its InfoScan revenues from the sales of information covering supermarket, drug, convenience and mass merchandiser outlets. BehaviorScan/Other Testing Services revenue remained relatively constant over the three year period.

  Reflected in its international information businesses are the Company's majority owned businesses located in the United Kingdom, Puerto Rico, Turkey and Greece. During 1994, international information services revenue nearly doubled from the prior year primarily due to sales increases in the United Kingdom. International information services revenue in 1992 reflected a partial year of sales in the United Kingdom through IRI InfoScan Limited, an 87% owned joint venture which began operations in June 1992. Beginning in 1995, revenues generated by the Company's businesses operating in France and Italy will be included.

  Business intelligence software products, primarily EXPRESS software products, experienced growth in both domestic and international revenues for the three year period. During 1994 the revenue growth in business intelligence software products was less than prior years due to the delay in availability of, and transition to, certain of the Company's Windows-based products.

  OPERATING EXPENSES. Operating expenses increased from $209.1 million in 1992 to $258.7 million in 1993 and $325.5 million in 1994. As a percentage of revenues, operating expenses increased from 75.7% in 1992 to 77.4% in 1993 and increased to 86.4% in 1994. The 1994 increase over 1993 in operating expenses reflected a $36.5 million increase in compensation expense, a $15.4 million increase in amortization of deferred data procurement costs and an $8.9 million increase in depreciation and computer operation expenses required to deliver InfoScan services and other information services which include IRI InfoScan Limited. Approximately 20% of the increase is attributable to the expansion of the Company's international information business. Operating expenses also increased as a result of increases in client service staff to support current and planned future revenue increases, and increases in computer operations to support the Company's "OMEGA" production re-engineering and cost reduction project. Deferred data procurement costs increased primarily due to the Company's expansion of its data collection capabilities into convenience store outlets in the United States and its continuing expansion of data collection in the United Kingdom. In software products and support services, increased staff and computer hardware and software expansion to support current and planned revenue growth also contributed to increases in operating expenses. Substantial costs were also incurred in 1994 in connection with the conversion to and introduction of Windows-based versions of certain software products. Operating expenses in 1993 increased from 1992 levels principally as a result of a $29.7 million increase in compensation expense, an $11.7 million increase in the amortization of deferred data procurement costs and a $4.8 million increase in travel related expenses.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $29.6 million in 1992 to $34.9 million in 1993 and $45.8 million in 1994. As a percentage of revenue, SG&A expenses decreased from 10.7% in 1992 to 10.4% in 1993 and increased to 12.2% in 1994. The increases in SG&A expenses were attributable to increased spending in recruiting, employee development, training and professional fees associated with the Company's domestic and international expansion along with increases in compensation and related staffing costs. Also contributing to the increase in SG&A expenses in 1994 was a $1.4 million charge incurred in connection with the canceled merger with Asia-based SRG Holdings Limited. The decrease as a percentage of revenue in 1993 from 1992 was due to control of expenses and the spreading of fixed administrative expenses over a larger revenue base.

  LOSS ON DISPOSITION AND WRITE-OFF OF ASSETS. The Company recorded a pre-tax charge of approximately $805,000 in 1993 to expense various intangibles related to its 1991 agreements with VideOcart, Inc. Also in 1993, the Company provided for the expected loss of $2.2 million on the disposition of certain nonstrategic assets.

  OPERATING PROFIT. Operating margins decreased as a percentage of revenues from 13.6% in 1992 to 11.3% in 1993 to 1.4% in 1994. The 1994 operating margin was adversely affected by higher operating expense levels primarily associated with the development and expansion of the Company's European information businesses, the costs associated with the introduction of Windows-based software products, and increased SG&A expenses. The Company expects the European expansion will continue to have substantial, but decreasing, adverse impact to operating profit through 1996. Despite intense price competition, the profit contribution from the Company's domestic information businesses remained relatively stable. During 1993, the operating margin was adversely affected by higher operating expense levels and expenses related to the loss on disposition and write-off of assets. The 1992 operating margin reflected increased revenues from the Company's InfoScan product line and business intelligence software products, the lower cost of maintaining a reduced number of BehaviorScan markets and, in general, the impact of spreading fixed administrative and operating expenses over a larger revenue base.

  OTHER INCOME (EXPENSE). The Company recorded $5.1 million in other expense in 1992 and other income of $168,000 in 1993. In 1994, other expense increased to $9.9 million principally due to the nonrecurring pre-tax provision of $8.3 million related to shareholder litigation. The increase in other expense in 1994 was also due to the increase in interest expense related to bank borrowings. The fluctuation of expense in 1992 to income in 1993 was principally due to the reduction in interest expense from $2.5 million in 1992 to $1.0 million in 1993 due to lower borrowing levels and a non-recurring pre-tax litigation provision of $4.4 million in 1992.

  EQUITY IN LOSS OF AFFILIATED COMPANIES. Equity in loss of affiliated companies reflected losses recognized related to equity investments. The increase in 1994 related principally to investments in the Company's French joint venture. In 1994 and February 1995 the Company increased its equity ownership in the French venture and recognized a one-time pre-tax charge of $2.7 million for accumulated losses in excess of SECODIP's capital contributions. (See NOTE D of Notes to Consolidated Financial Statements.)

  INCOME TAX EXPENSE (BENEFIT). The Company's effective tax rates for 1992, 1993 and 1994 were 40.2%, 42.8% and (27.9%) respectively. The tax rates for 1993 and 1994 on operations including minority interest were 41.0% and (30.0%), respectively. The 1994 tax rate was a result of the mix of profits and losses and corresponding tax rates in various countries, and a significant amount of non-deductible expenses and acquisition costs. The 1993 tax rate included the effect of the Company increasing its domestic deferred tax liability to reflect an increase in the Federal corporate tax rate from 34% to 35%. The 1992, 1993 and 1994 tax rates also reflect the effect of state income taxes net of the federal benefits.

  CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGES IN ACCOUNTING PRINCIPLE.
Effective January 1, 1994, the Company changed its method of recognizing revenue on InfoScan and BehaviorScan products whereby revenue is recognized over the term of the contract on a straight-line basis.

  During the three-year period, 1992 was the only year in which the change had a significant impact on earnings. This change caused an increase of $.07 per share which was largely a result of the impact of the Company's entry into the drug and mass merchandiser tracking business. Clients signed multi-year contracts for these outlets in the latter part of 1991 for contract terms commencing 1992, and the Company recognized set-up and back data revenues in 1991 under the previous method of revenue recognition. On a straight-line basis these revenues would have been recognized ratably over the contract terms commencing with 1992. (See NOTE C of Notes to Consolidated Financial Statements).

  NET INCOME (LOSS).  As a result of the factors described above, net earnings
(loss) were $19.2 million in 1992, $24.1 million in 1993 and ($15.5) million in 1994.


FINANCIAL CONDITION
-------------------

   LIQUIDITY AND CAPITAL RESOURCES. During 1994 and 1993, the Company satisfied its cash requirements principally through internally generated funds, bank borrowings, and proceeds from previous equity offerings. However, working capital declined by $22.4 million to $69.6 million at year end 1994; cash and cash equivalents declined by $7.6 million to $11.8 million at December 31, 1994; and bank borrowings increased by $29 million during 1994, standing at $29 million at year end. This resulted primarily from the extensive cash requirements needed to further the expansion of the Company's information services business into Europe.

  In order to operate within the current cash resources of the Company, management in the first quarter of 1995 instituted a number of measures to
conserve cash.   These include  aggressive management of operating expenses, accounts receivable and payable, and minimizing capital spending. While management of the Company believes that these measures will be sufficient to avoid defaults in loan and lease covenants without additional financing, there can be no assurances that these measures will be sufficient. In the event that these measures are not sufficient and the Company is unable to obtain new financing, the Company may have to further cut back on certain other activities.

  International Information Services Funding Requirements. The Company's principal international information services business investments are in the
United Kingdom, France and Italy.   Each of these is in various stages of
development and operates at a loss. Further, each will require significant additional cash investments by the Company before reaching positive cash flow. In 1994, the Company incurred ($23.6) million in losses from all international information services operations on revenues of $13.6 million, compared to 1993 losses of ($4.7) million on $7.8 million of revenues. Net cash requirements for these businesses were approximately $34 million in 1994. Management anticipates that 1995 requirements will be approximately $41 million. The increase over 1994 is primarily due to the 1995 restructuring of its French joint venture resulting in an increased ownership position in France. These operations will continue to require substantial but decreasing investment through at least the end of 1996.

  Management believes the investment required to establish its information services businesses in Europe is relatively similar to that required when the Company established its InfoScan service in the United States in the late 1980's. Current cash resources are believed to be sufficient to fund presently planned 1995 operations in Europe, principally France, the United Kingdom and Italy. The Company has intangible assets, the realization of which is dependent on future international operations. In the event the Company is unable to achieve its future financial objectives, certain intangible and other assets on its balance sheet may have to be written off before their scheduled amortization.

  Bank Credit Facility and Financial Covenant Compliance. In late 1994, the Company entered into a three-year $65.0 million unsecured revolving bank credit facility with a syndicate of commercial banks, replacing its previous credit facility. Subject to customary conditions including financial covenants, the new facility permits borrowings up to $65.0 million through December 30, 1995, $55.0 million through December 30, 1996, and $45.0 million though October 31, 1997. The Company obtained the facility to provide working capital principally to support its European expansion and domestic capital spending needs.

  The Company recently obtained the consent of its bank syndicate waiving compliance with the current ratio requirement of the credit facility, since the Company failed to meet that financial covenant at year end 1994. The Company also obtained the consent of the lessor of its headquarters facility waiving compliance with the lease's fixed charge coverage ratio, at December 31, 1994 and during 1995. Although management currently expects that it will be able to comply with its financial covenants in 1995, there can be no assurance that it will be able to do so.

          Capital Financing Initiatives. In June 1994, the Company engaged Salomon Brothers Inc. and Hambrecht & Quist Incorporated as financial advisors to assist the Company in identifying a strategic financial partner. The purpose of this effort is to raise more capital for the Company by effecting a sale of an equity interest to an investor with whom the Company could expect to develop significant strategic synergies. To date, the Company has not entered into any commitment of any kind with such an investor, though it continues to hold discussions with a number of parties. To address its current cash requirements, management recently broadened the focus of its discussions to include potential investors not necessarily offering business synergies. Management is also continuing to pursue a number of other more traditional alternatives to finance the cash needs of the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

(a) Financial Statements                     Page No.
    --------------------                     --------
     Report of Independent Certified
      Public Accountants                        31

     Consolidated Balance Sheets at
      December 31, 1994 and 1993                32

     Consolidated Statements of Operations
      for the years ended December 31, 1994,
      1993 and 1992                             34

     Consolidated Statements of Stockholders'
      Equity for the years ended December 31,
      1994, 1993 and 1992                       35

     Consolidated Statements of Cash
      Flows for the years ended
      December 31, 1994, 1993 and 1992          36

     Notes to Consolidated Financial
      Statements                                37


(b) Supplementary Data
    ------------------

     Summary of Quarterly Data               59-60

  Financial statement schedule is included on page 67 following the signature pages of this report (See Item 14).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Information Resources, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in NOTE C, effective January 1, 1993, the Company changed its method of accounting for income taxes and effective January 1, 1994, changed its method of recognizing revenue.



                                          GRANT THORNTON LLP


Chicago, Illinois
March 24, 1995

                  Information Resources, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (Dollars in thousands)

  ASSETS                                         1994       1993
                                               --------   --------
CURRENT ASSETS
  Cash and cash equivalents                    $ 11,792   $ 19,368

  Accounts receivable
    Customers                                   117,479    113,495
    Related parties                               4,651      4,241
    Other                                           647      1,151
                                               --------   --------
                                                122,777    118,887
    Allowance for doubtful receivables           (2,926)    (2,250)
                                               --------   --------
                                                119,851    116,637

  Deferred income taxes (NOTE H)                  4,471      9,205
  Prepaid expenses and other current assets       7,075      4,230
                                               --------   --------

    Total current assets                        143,189    149,440
                                               --------   --------

PROPERTY AND EQUIPMENT
  Computer equipment                             70,572     58,206
  Market advertising and testing equipment       20,485     19,631
  Store operating equipment                       4,746      6,344
  Leasehold improvements                         15,310     12,572
  Equipment and furniture                        34,424     27,432
                                               --------   --------
                                                145,537    124,185

    Accumulated depreciation and
     amortization                               (85,244)   (71,013)
                                               --------   --------
                                                 60,293     53,172

INVESTMENTS (NOTE D)                             20,995     11,764

OTHER ASSETS (NOTE E)                           130,077    113,139
                                               --------   --------

                                               $354,554   $327,515
                                               ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Information Resources, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                  December 31,
                             (Dollars in thousands)

  LIABILITIES                                          1994      1993
                                                     --------  --------

CURRENT LIABILITIES
  Current maturities of long-term debt (NOTE G)      $  1,998  $  1,691
  Accounts payable                                     19,665    14,512
  Accrued expenses (NOTE F)                            28,012    22,919
  Deferred revenue                                     17,733    13,844
  Other (NOTE M)                                        6,207     4,504
                                                     --------  --------

    Total current liabilities                          73,615    57,470
                                                     --------  --------

LONG-TERM DEBT (NOTE G)                                31,452     3,087

DEFERRED INCOME TAXES (NOTE H)                         16,122    31,040

DEFERRED GAIN (NOTE M)                                  4,463     4,878

OTHER LIABILITIES                                       1,701     1,176

MINORITY INTEREST                                         --      1,202

COMMITMENTS & CONTINGENCIES (NOTE M)                      --        --

STOCKHOLDERS' EQUITY (NOTE K)
  Preferred stock--authorized 1,000,000 shares,
   $.01 par value, none issued                            --        --

  Common stock--authorized 60,000,000 shares,
   $.01 par value, issued 26,493,277 shares
   in 1994 and 25,416,502 shares in 1993                  265       254

  Capital in excess of par value                      169,703   157,972

  Retained earnings                                    57,506    72,333

  Cumulative translation adjustment                      (273)   (1,897)
                                                     --------  --------

    Total stockholders' equity                        227,201   228,662
                                                     --------  --------
                                                     $354,554  $327,515
                                                     ========  ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Information Resources, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            Year Ended December 31,
                 (Dollars in thousands, except per share data)

                                                              1994        1993        1992
                                                           ---------   ---------   ---------
Revenues
                                                           $ 376,570   $ 334,544   $ 276,362
                                                           ---------   ---------   ---------
Costs and expenses
 Operating expenses                                          325,507     258,686     209,065
 Selling, general and administrative expenses                 45,757      34,922      29,594
 Loss on disposition and write-off of assets                      --       3,005          --
                                                           ---------   ---------   ---------
                                                             371,264     296,613     238,659
                                                           ----------   --------   ---------

Operating profit                                               5,306      37,931      37,703
Other income (expense)
 Interest income                                                 492       1,257       1,631
 Interest expense                                             (2,379)     (1,049)     (2,542)
 Litigation provision                                         (8,275)       (432)     (4,391)
 Other - net                                                     307         392         231
                                                           ---------   ---------   ---------
                                                              (9,855)        168      (5,071)
                                                           ---------   ---------   ---------

Equity in loss of affiliated companies                        (9,173)     (2,050)       (466)
                                                           ---------   ---------   ---------
Earnings (loss) before income taxes, minority
 interest and cumulative effect of
 change in accounting principle                              (13,722)     36,049      32,166
Income tax (expense) benefit                                   3,822     (15,416)    (12,919)
                                                           ---------   ---------   ---------
Earnings (loss) before minority interest and
 cumulative effect of change
 in accounting principle                                      (9,900)     20,633      19,247
Minority interest                                                979       1,582          --
                                                           ---------   ---------   ---------
Earnings (loss) before cumulative effect of
 change in accounting principle                               (8,921)     22,215      19,247
Cumulative effect on prior years of
 change in accounting principle                               (6,594)      1,864          --
                                                           ---------   ---------   ---------
Net earnings (loss)                                        $ (15,515)  $  24,079   $  19,247
                                                           =========   =========   =========

Earnings (loss) per common and common equivalent share:
 Before cumulative effect of
  accounting change                                        $    (.34)  $     .82   $     .78
 Cumulative effect of accounting change                         (.26)        .07          --
                                                           ---------   ---------   ---------
 Net earnings (loss)                                       $    (.60)  $     .89   $     .78
                                                           =========   =========   =========

Weighted average common and common equivalent shares          26,056      27,160      24,817
                                                           =========   =========   =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Information Resources, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Three Years Ended December 31,
                             (Dollars in thousands)


                                                    Capital in              Cumulative     Treasury
                                 Preferred  Common  Excess of    Retained   Translation     Common
                                   Stock    Stock   Par Value    Earnings   Adjustment      Stock        Total
                                 ---------  ------  ----------  ----------  -----------  ------------  ----------

Balance at January 1, 1992       $     --    $229    $ 93,711    $ 29,007     $ 1,150      $ (766)      $123,331
                                 ---------   ----    --------    --------     -------      ------       --------

Exercise of stock options              --       1       5,494         --          --          766          6,261
Income tax benefit from the
 exercise of stock options             --     --        5,890         --          --          --           5,890
Issuance of 160,000 shares             --       1       3,172         --          --          --           3,173
Compensation for issuance of
 stock options at less than
 fair market value                     --     --          124         --          --          --             124
Issuance of 1,380,000 shares           --      14      31,146         --          --          --          31,160
Foreign currency translation           --     --          --          --       (2,298)        --          (2,298)
Net earnings for the year              --     --          --       19,247         --          --          19,247
                                 ---------   ----    --------    --------     -------      ------       --------

Balance at December 31, 1992           --     245     139,537      48,254      (1,148)        --         186,888
                                 ---------   ----    --------    --------     -------      ------       --------

Exercise of stock options              --       9      11,169         --          --          --          11,178
Income tax benefit from the
 exercise of stock options             --     --        6,846         --          --          --           6,846
Compensation for issuance of
 stock options at less than
 fair market value                     --     --          420         --          --          --             420
Foreign currency translation           --     --          --          --         (749)        --            (749)
Net earnings for the year              --     --          --       24,079         --          --          24,079
                                 ---------   ----    --------    --------     -------      ------       --------

Balance at December 31, 1993           --     254     157,972      72,333      (1,897)        --         228,662
                                 ---------   ----    --------    --------     -------      ------       --------

Exercise of stock options              --       1       1,248         --          --          --           1,249
Income tax benefit from the
 exercise of stock options             --     --          448         --          --          --             448
Compensation for issuance of
 stock options at less than
 fair market value                     --       1         230         --          --          --             231
Issuance of 53,000 shares
 for compensation                      --       1         753                     --          --             754
Issuance of 411,000 shares
 for joint ventures                    --       4       7,299         --          --          --           7,303
Business acquisitions                  --       4       1,753         688         --          --           2,445
Foreign currency translation           --     --          --          --        1,624                      1,624
Net loss for the year                  --     --          --      (15,515)        --          --         (15,515)
                                 ---------   ----    --------    --------     -------      ------       --------

Balance at December 31, 1994     $     --    $265    $169,703    $ 57,506     $  (273)     $  --        $227,201
                                 =========   ====    ========    ========     =======      ======       ========

The accompanying notes to consolidated financial statements are an integral part of these statements

                  Information Resources, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year Ended December 31,
                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                     1994        1993        1992
                                                        ---------   ---------   --------

Net earnings (loss):                                    $ (15,515)  $  24,079   $ 19,247

Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                            20,315      16,463     14,217
  Amortization of capitalized software costs                8,839       4,966      4,293
  Amortization of deferred data procurement costs          65,819      50,464     38,742
  Deferred income taxes                                    (6,270)      6,559      5,537
  Equity in loss of affiliated companies                    9,173       2,050        466
  Minority interest                                          (979)     (1,582)        --
  Cumulative effect of change in revenue recognition        6,594          --         --
  Cumulative effect of adoption of FAS 109                     --      (1,864)        --
  Stock option and other compensation expense                 985         420        124
  Provision for losses on accounts receivable               2,584         542        594
  Other                                                       341        (494)    (1,122)
  Change in assets and liabilities:
    Increase in accounts receivable                       (22,586)    (34,728)    (6,678)
    (Increase)/Decrease in other current assets            (1,555)       (458)       275
    Increase in other assets                               (3,223)       (700)    (2,538)
    Increase in accounts payable                            4,334       1,344      2,226
    Increase in other current liabilities                   5,508       3,956      5,986
    Increase in income taxes                                  901       4,922      5,734
    Increase in deferred revenue                            2,319       4,296      1,161
    Increase in other liabilities                             525         192        349
                                                        ---------   ---------   --------
    Total adjustments                                      93,624      56,348     69,366
                                                        ---------   ---------   --------
    Net cash provided by operating activities              78,109      80,427     88,613

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment              210         168         56
    Purchase of property and equipment                    (22,768)    (25,906)   (19,993)
    Software costs                                        (11,681)    (10,202)    (8,808)
    Deferred data procurement costs                       (79,162)    (67,991)   (51,881)
    Net assets acquired in business acquisitions               --      (1,252)    (2,921)
    Investments relating to joint ventures                 (1,832)    (20,287)      (425)
                                                        ---------   ---------   --------
    Net cash used by investing activities                (115,233)   (125,470)   (83,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line-of-credit agreements         29,000          --         --
    Net repayments of capitalized leases                   (1,620)     (1,500)   (20,216)
    Proceeds from exercise of stock options                 1,249      11,178      6,261
    Proceeds from issuance of common stock, net
      of expenses                                              --          --     34,333
    Capital contributions from minority interest               --       1,486      1,173
                                                        ---------   ---------   --------
           Net cash provided by financing activities       28,629      11,164     21,551

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       919        (346)    (1,093)
                                                        ---------   ---------   --------
    NET INCREASE (DECREASE) IN CASH                        (7,576)    (34,225)    25,099
    CASH AND CASH EQUIVALENTS AT
       BEGINNING OF YEAR                                   19,368      53,593     28,494
                                                        ---------   ---------   --------
    CASH AND CASH EQUIVALENTS AT
       END OF YEAR                                      $  11,792   $  19,368   $ 53,593
                                                        =========   =========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Information Resources, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1994, 1993, and 1992


NOTE A - SUMMARY OF ACCOUNTING POLICIES


A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation
   ---------------------------

The consolidated financial statements include the accounts of Information Resources, Inc. ("IRI" or the "Company") and all wholly or majority owned subsidiaries. The minority interest separately disclosed herein reflects the non-Company owned stockholder interest in IRI InfoScan Limited. The equity method of accounting is used for investments in which the Company has a 50% or less ownership and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.


2. Revenue Recognition
   -------------------

Effective January 1, 1994, the Company changed its method of recognizing revenue on InfoScan and BehaviorScan products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement with the remaining revenue recognized ratably over the initial contract term. (See Note C - Change in Accounting Principle).

InfoScan products generally have contract terms of a period not less than one year. Contracts are generally categorized into one of two classes: 1) cancelable at the end of each year with six months written notice by either party, or 2) multi-year contracts either non-cancelable or cancelable only with significant penalties generally cancelable with six months written notice after the initial term. The base contract revenue from the first commitment period is recognized ratably over the initial contract term. Revenues from remaining years of multi-year contracts, extensions and renewals are recognized ratably over their extension periods. After the initial commitment, the contract generally continues indefinitely, unless cancelled by the client on six months prior notice. Revenue for special analytical services is recognized as services are performed. Initial BehaviorScan contracts typically commence within three months after execution and provide clients with historical data covering the six-month to one-year period prior to a contract's commencement date and with data, testing services and analyses for the twelve-month period covering the minimum term of the contract. The base contract revenue is recognized ratably over the initial contract term. Revenues from contract extensions are recognized ratably over their extension periods, typically year-to-year.

                  Information Resources, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1994, 1993, and 1992

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

Billings to customers in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled charges of $59,806,000 and $55,592,000 for 1994 and 1993, respectively are included as a part of accounts receivable and represent accrued revenues and fees on contracts and other services incurred to date.

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

Estimated useful lives for property and equipment are as follows:

  Computer equipment                         3 to 5 years
  Market advertising and testing equipment   4 to 7 years
  Store operating equipment                  3 to 7 years
  Leasehold improvements                     5 to 13 years
  Equipment and furniture                    3 to 8 years

The Company reduced store operating equipment and related accumulated depreciation by $2.5 million and $13.0 million in 1994 and 1993, respectively, for equipment which was no longer used, obsolete or reverted to store owners.

4. Other Assets
   ------------

Other assets include deferred data procurement costs, goodwill, capitalized software costs, solicitation rights and non-compete agreements. Data procurement costs are capitalized as incurred and amortized over periods not exceeding twenty-eight months. Goodwill represents the unamortized cost in excess of fair value of the

                  Information Resources, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1994, 1993, and 1992

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

identifiable net assets acquired. Goodwill is amortized on a straight-line basis over periods from ten to twenty years. Capitalized costs of computer software to be sold are amortized on a straight-line basis beginning upon general release date and not exceeding three years. Solicitation rights are amortized on a straight line basis over the expected useful lives of six to ten years. Non-compete agreements are being amortized over periods from five to seven years. On an ongoing basis, management reviews the valuation and amortization of intangibles to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

5. Stock Options
   -------------

For options granted at fair market value, the proceeds are credited to the capital accounts upon exercise. For options granted at less than fair market value, the difference between the exercise price and fair market value at date of grant is recognized as compensation expense over the vesting period. With respect to nonqualified options, the Company recognizes a tax benefit upon exercise of these options on the difference between the option price and the fair market value of the common stock. With respect to incentive stock options, tax benefits arising from disqualifying dispositions are recognized at the time of disposition. Tax benefits related to stock options are credited to capital in excess of par value.

6. Earnings (loss) per Common and Common Equivalent Share
   ------------------------------------------------------

Earnings (loss) per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during each year.

The effect of dilution from the exercise of stock options is considered in the computation of earnings (loss) per common and common equivalent share. The modified treasury stock method was used to compute earnings (loss) per common and common equivalent share for all quarters in 1994 and 1993 since options outstanding exceeded 20% of the shares of common stock outstanding. In applying the modified treasury stock method for all periods in 1994, stock options were not included as they were anti-dilutive. The treasury stock method was used to calculate earnings per common and common equivalent share in 1992.

7. Income Taxes
   ------------

The Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109) effective January 1, 1993. FAS 109 requires an asset and liability approach in accounting for income taxes. Under this method, deferred income taxes are recognized, at enacted rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at each year end. (See NOTE C.) Prior to January 1, 1993, the Company followed the provisions of Financial Accounting Standards No. 96 - Accounting for Income Taxes. Among other things, its provisions include providing deferred taxes based upon enacted tax rates which would apply during the period in which taxes become payable (receivable) and the adjustment of cumulative deferred taxes for any changes in the tax rates.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

Deferred U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries since such earnings are considered to be permanently invested in those operations. Cumulative undistributed earnings of foreign subsidiaries are not significant.

8.  Reclassifications
    -----------------

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1994 presentation.

9.  Cash and Cash Equivalents
    -------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and funds held in money market accounts with a maturity of three months or less. The carrying amount approximates fair value.

10. Supplemental Cash Flow Information
    ----------------------------------

Cash paid for interest and income taxes during the years ended December 31, was as follows:

                           1994    1993    1992
                          ------  ------  ------
                              (In thousands)

Interest                  $2,087  $1,055  $2,866
Income taxes              $1,547  $3,935  $1,648

Excluded from the consolidated statements of cash flows was the effect of certain non-cash investing and financing activities:

The Company had capital lease obligations for new equipment. These totaled $1,185,000 and $1,053,000 for 1994 and 1992, respectively. In 1993, there were no obligations for new equipment.

The Company had income tax benefits realized from the exercise of nonqualified stock options. These totaled $448,000, $6,846,000 and $5,890,000 for 1994, 1993 and 1992, respectively.

In 1994 and 1992, the Company issued shares of its common stock to acquire certain businesses and to invest in joint ventures as described in Note B.

In 1994, receivables of $7,391,000 were reclassified to investment in joint ventures. In 1993, receivables of $1,800,000 were transferred to investments in satisfaction of cash contributions that otherwise would have been made to various joint ventures.

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992

NOTE A -  SUMMARY OF ACCOUNTING POLICIES - Continued


11.  Fair Value of Financial Instruments
     -----------------------------------

The carrying value of the Company's financial instruments is a reasonable approximation of their fair values.

12.  Concentrations of Credit Risk
     ------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company's cash equivalents are placed in high quality securities and diverse investment funds. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. As of December 31, 1994 and 1993, the Company had no significant concentrations of credit risk.

NOTE B - ACQUISITIONS

In September 1994, the Company acquired 19.9% of AGB Attwood Holdings B.V. ("Attwood") of the Netherlands from GfK AG of Germany for approximately $1,900,000. Attwood operates a household consumer panel service. Of the total consideration, approximately $500,000 was paid via offset of excess capital contributions which the Company was otherwise to have been refunded as part of the restructuring of the Company's interest in its existing Holland joint venture. The remainder of the purchase price was settled by the issuance of 109,000 shares of the Company's common stock having a market value of approximately $1,400,000. Coincident with this acquisition, GfK AG acquired the remainder of Attwood and now owns 80.1%. Attwood has been renamed GfK Panel Services Benelux B.V.

In September 1994, the Company issued a promissory note for approximately $570,000 for the acquisition from GfK AG of a 19.9% ownership interest in GfK Belgium S.A. GfK Belgium S.A. operates a household consumer panel service in Belgium. The Company issued shares of its common stock in settlement of the promissory note in January 1995. GfK Belgium S.A. has been subsequently combined with the investment in GfK Panel Services Benelux B.V.

In January 1994, the Company formed a joint venture, Datos Information Resources, with Datos C.A. of Venezuela. Datos C.A. contributed net assets of its existing retail audit, ad hoc and media services businesses to the joint venture. The purpose of the joint venture is to offer market research services and to promote the licensing of the Company's software and related services in Venezuela. The Company acquired a 49% interest in the joint venture for 287,000 shares of the Company's common stock having a market value of approximately $5,750,000 at the time of acquisition.

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992

NOTE B - ACQUISITIONS - Continued

In July 1993, the Company and GfK AG completed the reorganization of their 1988 EuroScan joint venture. GfK AG contributed its consumer panel and retail audit businesses to the already established scanner-based information businesses of the EuroScan joint venture. The Company's ownership interest in the joint venture company, GfK Panel Services GmbH, is 15%. The Company's net investment made to the joint venture company in connection with the reorganization was $7,200,000, including transaction costs. The Company also reacquired certain Western European rights to its InfoScan production technology for $2,000,000.

In April 1993, the Company acquired a 45% ownership interest in a French market information business through the formation of a joint venture with certain European market research companies. SECODIP, S.A. ("SECODIP") of France, a subsidiary of SOFRES, S.A., initially held a 45% interest in the joint venture company, and GfK AG of Germany initially held a 10% interest. The Company and GfK AG contributed their investments in the former EuroScan France operations to the joint venture company, while SECODIP contributed certain assets related to its retail audit business. The name of the joint venture company is IRI - SECODIP, S.N.C. The purpose of the joint venture is to develop the Company's scanner-based information services in the French markets. In connection with the formation of the joint venture, the Company obtained certain intangible rights from SECODIP, some of which the Company then licensed to the joint venture. The Company's investments in connection with the joint venture, including its acquisition costs, approximated $13,000,000. In September 1994, GfK's interest was acquired by the other joint venture partners. This joint venture was restructured in February 1995 (See Note D - INVESTMENT).

In December 1992, the Company organized LogiCNet, Inc. (renamed IRI Logistics, Inc.) as a joint venture company along with other parties to pursue development of a distribution resource planning system incorporating inventory management and product reordering systems. In November 1994, the Company increased its ownership interest to 100% through the issuance of 100,000 shares of the Company's common stock having a market value of approximately $1,300,000.

In June 1992, the Company formed a joint venture, IRI InfoScan Limited (formerly known as InfoScan NMRA Limited), with GfK AG of Nuremberg, Germany and Taylor Nelson Group Limited (now known as Taylor Nelson AGB plc) of London to purchase certain assets of the NMRA Retail Audit business of BGA Audits Limited (formerly Audits of Great Britain), a United Kingdom market research company in administration. The Company purchased 60% of the joint venture for $2,900,000 including direct costs of acquisition. During 1993 and 1994, as a result of disproportionate capital contributions made by the joint venture partners, the Company's ownership interest increased to approximately 75% at December 31, 1993 and approximately 87% at December 31, 1994. The other partners may reestablish their ownership interest percentages to all or part of their original levels within a specified period of time. The accounts of the joint venture have been included in the accompanying consolidated financial statements.

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE B - ACQUISITIONS - Continued

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

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1994, the Company changed its method of recognizing revenue on InfoScan and BehaviorScan products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement with the remaining revenue recognized ratably over the initial contract term.

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

                 Information Resources, Inc. and Subsidiaries

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE - Continued

The pro forma amounts summarized below have been adjusted for the effect of retroactive application on revenues and the change in minority interest and related income taxes that would have been made had the new method been in effect. The actual amounts for each year are being reported for comparative purposes.


                           Year Ended December 31
                   -------------------------------------
                   (In Thousands, except per share data)

                               1993       1992
                             --------   --------
Revenues
          - Actual           $334,544   $276,362
                             ========   ========
          - Pro forma        $334,601   $279,187
                             ========   ========

Earnings before
 cumulative effect of
 accounting change
          - Actual           $ 22,215   $ 19,247
                             ========   ========
          - Pro forma        $ 22,449   $ 20,971
                             ========   ========

Earnings per
 common and common
 equivalent share before
 cumulative effect of
 accounting change
          - Actual           $    .82   $    .78
                             ========   ========
          - Pro forma        $    .83   $    .85
                             ========   ========


Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109). The effect of the adoption was to record a $1,864,000 favorable cumulative effect adjustment as of January 1, 1993 in the statement of income for the year ended December 31, 1993. The adjustment primarily represents the impact of recognizing tax benefits for future taxable losses that could not be recorded under FAS 96.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE D - INVESTMENTS

Investments at December 31 are as follows:

                                                 1994      1993
                                               -------   -------
                                                (In Thousands)
GfK Panel Services GmbH, at cost               $ 7,118   $ 7,155

Datos Information Resources, at cost
 plus equity in undistributed earnings           6,137        13

IRI-SECODIP, S.N.C., at cost less
 equity in net losses                            4,664     4,012

GfK Panel Services Benelux, B.V. at cost         2,707       256

Other, at cost and at cost plus equity in
 undistributed earnings                            369       328
                                               -------   -------

                                               $20,995   $11,764
                                               =======   =======

At December 31, 1994, the Company owned 50% of IRI-SECODIP, S.N.C. ("IRI-SECODIP"). (See NOTE B - ACQUISITIONS.) In February 1995, the Company purchased 39% of the joint venture from SECODIP increasing the Company's ownership in the joint venture to 89%. The Company has a call option, and the joint venture partner has a put option, for the remaining interest in the joint venture. The Company's call option is exercisable any time through March 15, 1996 for 750,000 French Francs (which at December 31, 1994 would approximate $140,000). The put option is exercisable between February 16, 1996 and March 15, 1996 at the same price. As part of the restructuring the Company recognized all losses in excess of SECODIP's capital contributions. As a result, the Company recorded an additional $2.7 million loss in the fourth quarter. As the Company's purchase of the additional 39% of the joint venture did not occur until after December 31, 1994, the investment is accounted for on the equity basis in the accompanying financial statements.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE D - INVESTMENTS - Continued

Summarized financial data for all equity investments including IRI-SECODIP is as follows:

                                      1994       1993
                                    ---------  ---------
                                       (In thousands)
  Current assets                     $ 8,425    $ 7,181
  Non-current assets                  12,247      4,150
                                     -------    -------

                                     $20,672    $11,331
                                     =======    =======


  Current liabilities                $18,746    $10,393
  Non-current liabilities              6,913        245
  Stockholders' equity (deficit)      (4,987)       693
                                     -------    -------

                                     $20,672    $11,331
                                     =======    =======

  Revenues                           $18,378    $10,814
  Operating loss                     $(9,076)   $(1,495)
  Net loss                           $(9,139)   $(1,412)


At December 31, 1994 and 1993, the investments in companies accounted for by the equity method include goodwill and other intangibles (relating primarily to IRI-SECODIP) in the amount of $15,810,000 and $11,937,000, respectively, which is being amortized over periods not exceeding 15 years. This amortization is included in the equity in loss of affiliated companies.

At December 31, 1994 and 1993, included in accounts receivable-related parties are receivables of $2.6 million and $2.5 million, respectively, from affiliates.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE E - OTHER ASSETS

Other assets at December 31 are as follows:

                                                                             1994           1993
                                                                           --------       --------
                                                                              (In thousands)
Deferred data procurement costs - net of accumulated
  amortization of $78,408 in 1994 and $62,333 in 1993                      $ 87,799       $ 71,131

Capitalized software costs - net of accumulated amortization
  of $14,255 in 1994 and $10,081 in 1993                                     23,357         21,481

Goodwill - net of accumulated amortization of $1,436 in
1994 and $1,439 in 1993                                                       4,450          3,931

Solicitation rights - net of accumulated
  amortization of $4,532 in 1994 and $3,112 in 1993                           6,395          7,815

Non-compete agreements - net of accumulated amortization
  of $3,292 in 1994 and $2,272 in 1993                                        3,058          4,328

Other                                                                         5,018          4,453
                                                                           --------       --------

                                                                           $130,077       $113,139
                                                                           ========       ========

Costs which became fully amortized and are excluded from the accumulated amortization amounts above are as follows:

                                                                             1994           1993
                                                                           --------       --------
                                                                                (In thousands)
Deferred data procurement costs                                            $ 49,744       $ 32,867
Capitalized software costs                                                 $  4,665       $  6,712
Goodwill                                                                   $    653       $     --
Non-compete agreements                                                     $    250       $     --

NOTE F - ACCRUED EXPENSES

Accrued expenses at December 31 are as follows:

                                                                             1994           1993
                                                                           --------       --------
                                                                                (In thousands)
Accrued payroll                                                            $ 11,982       $  8,866
Accrued property, payroll and other taxes                                     5,132          4,701
Other                                                                        10,898          9,352
                                                                           --------       --------

                                                                           $ 28,012       $ 22,919
                                                                           ========       ========

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE G - LONG-TERM DEBT

Long-term debt at December 31, is as follows:

                                                     1994       1993
                                                   -------     ------
                                                     (In thousands)
Bank borrowings /(1)/                              $29,000     $   --
Capitalized leases /(2)/                             4,362      4,778
Other                                                   88         --
                                                   -------     ------
                                                    33,450      4,778
Less current maturities                              1,998      1,691
                                                   -------     ------
                                                   $31,452     $3,087
                                                   =======     ======

Maturities of capitalized leases and other long-term debt during each of the years 1995 through 1998 are $1,998,000, $1,282,000, $994,000 and $176,000,
respectively.

/(1)/ On November 3, 1994, the Company established a three-year unsecured revolving bank credit facility of $65,000,000 replacing its previous credit facility of $50,000,000 dated May 13, 1994. The credit facility allows borrowings of $65,000,000 through December 30, 1995 and is scheduled to decrease to $55,000,000 on December 31, 1995 and to $45,000,000 on December 31, 1996. Borrowings under the facility are subject to interest at either the bank's prime rate or LIBOR (London Interbank Offer Rate). At December 31, 1994 the interest rates ranged from 7.6% to 8.1%.

       The credit facility contains certain financial covenants including: restrictions on additional indebtedness and liens, limitations on acquisitions and investments, and maintenance of minimum levels of tangible net worth, and current, leverage and cash flow coverage ratios. At December 31, 1994 the Company was not in compliance with its current ratio requirement. Noncompliance with the current ratio requirement was waived at December 31, 1994. Although it is possible that long-term debt covenants may not be met for the remaining quarters of 1995 the Company has classified its debt between long-term and short-term according to its terms.

/(2)/ The amount consists primarily of leases for telephone and computer equipment expiring through 1998. Total interest in the amount of $405,000 to be paid over the period of the lease is not included in the lease commitment.

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993 and 1992


NOTE H - INCOME TAXES

The components of earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle are as follows:

                                            1994         1993         1992
                                          --------     --------     --------
                                                    (In thousands)
Domestic                                  $  3,414     $ 38,426     $ 28,860
Foreign                                    (17,136)      (2,377)       3,306
                                          --------     --------     --------
                                          $(13,722)    $ 36,049     $ 32,166
                                          ========     ========     ========


Income tax expense (benefit) relating to earnings (loss) before minority interest and cumulative effect of change in accounting principle for the three years ended December 31 consists of the following components:

                                            1994         1993         1992
                                          --------     --------     --------
                                                    (In thousands)
Current income tax expense
   Federal                                $    385     $  6,048     $  4,572
   Foreign                                     976          989          966
   State and local                           1,087        1,820        1,844
                                          --------     --------     --------
                                             2,448        8,857        7,382
                                          --------     --------     --------
Deferred income tax expense (benefit)
   Federal                                  (3,577)       5,148        4,877
   Foreign                                    (920)          --           --
   State and local                          (1,773)       1,411          660
                                          --------     --------     --------
                                            (6,270)       6,559        5,537
                                          --------     --------     --------
                                          $ (3,822)    $ 15,416     $ 12,919
                                          ========     ========     ========

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE H - INCOME TAXES - Continued

Temporary differences and carryforwards, which give rise to deferred income tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                                 1994                         1993
                                       ------------------------     ------------------------
                                                          (In thousands)
                                       Deferred      Deferred       Deferred      Deferred
                                         Tax           Tax            Tax           Tax
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Capitalized software costs             $    --        $ 9,057            --         7,999
Property and equipment                      --          4,276            --         1,963
Deferred data procurement costs             --         33,463            --        26,594
Tax credit carryforwards                 4,216             --         4,100            --
Tax loss carryforwards                  11,808             --           896            --
Litigation accrual                       2,495             --         1,810            --
Deferred gain                            1,795             --         1,962            --
Revenue recognition change               8,091             --           913            --
Capitalized leases                       1,675             --           834            --
Nonqualified stock options                 628             --           169            --
Foreign tax loss carryforwards           1,069             --            --            --
Loss in equity investment                  982             --           795            --
Accrued lease obligations                  742             --           523            --
Allowance for doubtful receivables         715             --           500            --
Other                                    2,177            370         2,275            56
                                       -------        -------       -------       -------
Total deferred taxes                   $36,393        $47,166       $14,777       $36,612
                                       =======        =======       =======       =======

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE H - INCOME TAXES - Continued

In 1992, deferred income tax expense included taxes resulting from timing differences in the recognition of revenue and expense for income tax and financial statement purposes. The sources of these differences and their net tax effects for the year ended December 31 are as follows:


                                            1992
                                       --------------
                                       (In thousands)
Deferred tax expense
  Excess tax (book) depreciation          $  (501)
  Capitalized software costs,
    net of amortization                     1,861
  Deferred data procurement costs,
  net of amortization                       3,574
  Reversal due to general business
    tax credit utilization                  2,112
  Capitalized leases                          290
  Accruals not currently deductible
    for tax                                   224
 Litigation provision not currently
   deductible for tax                      (1,619)
 Other                                       (404)
                                          -------

                                          $ 5,537
                                          =======

Income tax expense differs from the statutory U.S. Federal income tax rate of 35% for 1994 and 1993 and 34% for 1992 applied to earnings before income taxes, minority interest and cumulative effect of change in accounting principle as follows:


                                                   1994       1993       1992
                                                 --------   --------   --------
                                                        (In thousands)
Income tax expense
  at statutory Federal tax rate                  $(4,803)    $12,617   $10,936
State income taxes, net of
  Federal income tax benefit                        (643)      1,974     1,603
Change in tax rates                                   --         443        --
Nondeductible meals and entertainment                372         141       114
Nondeductible acquisition/organization costs         231         345       460
Effect of foreign tax rates                          171          (6)     (157)
Other                                                850         (98)      (37)
                                                 -------     -------   -------

Actual income tax expense                        $(3,822)    $15,416   $12,919
                                                 =======     =======   =======

Effective income tax rate                          (27.9%)      42.8%     40.2%
                                                 =======     =======   =======

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992

NOTE H - INCOME TAXES - Continued

At December 31, 1994, the Company had general business tax credit carryforwards of approximately $2,900,000 available to reduce future Federal income tax liabilities which will expire between 1996 and 2003 if not utilized. At December 31, 1994, the Company had federal tax loss carryforwards of $25,475,000 which will expire between 1998 and 2009 if not utilized. The full realization of the tax benefits associated with the carryforwards depends predominantly upon the recognition of ordinary income, and to a lesser extent, capital gain income during the carryforward period. The Company believes it is more likely than not that such benefits will be realized. For financial reporting purposes, the Company has recognized the tax effects of the tax loss and tax credit carryforwards as reductions of deferred Federal income taxes. The Tax Reform Act of 1986 enacted an alternative minimum tax system for corporations, generally effective for taxable years beginning after December 31, 1986. The alternative minimum tax is imposed at a 20% rate on the corporation's alternative minimum taxable income which is determined by making a statutory adjustment to the corporation's regular taxable income. The Company is subject to the alternative minimum tax for financial reporting purposes resulting in an alternative minimum tax carryforward of $1,316,000 as of December 31, 1994.
This amount will be allowed as a credit carryover against regular tax in the future in the event the regular tax expense exceeds the alternative minimum tax expense.

The Company increased its U.S. deferred tax liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% effective January 1, 1993.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends or lent to the Company, or if the Company should sell its stock in the subsidiaries or ventures. However, the Company believes that U.S. foreign tax credits would substantially eliminate any additional tax effects.

The tax effect related to the cumulative effect on prior years of the 1994 change in accounting principle is included in deferred taxes and approximates the statutory U.S. tax rate plus state tax rate (net of Federal benefit).

NOTE I - STOCK OPTIONS

The 1982 Incentive Stock Option Plan, a qualified plan within the meaning of relevant sections of the Internal Revenue Code, authorizing the granting of incentive stock options, expired on November 3, 1992. All remaining outstanding stock options must be exercised within ten years of their respective grant dates.

The 1984 Non-Qualified Stock Option Plan expired on January 1, 1994. All outstanding stock options remaining under the 1984 Non-Qualified Stock Option Plan must be exercised within ten years of their respective grant dates.

In 1993, the 1994 Non-Qualified Stock Option Plan was adopted and approved by the Executive Committee of the Company's Board of Directors. During 1993, the Company reserved for issuance

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992

NOTE I - STOCK OPTIONS - Continued

up to 3,000,000 shares of Common Stock to be issued upon the exercise of options to be granted pursuant to the plan. During 1994, the Board of Directors approved an increase in the number of shares authorized under the plan of 5,000,000, bringing the total maximum shares available for grant to 8,000,000. The Company's 1994 Non-Qualified Plan is administered by the Executive Committee of the Company's Board of Directors.

On May 27, 1992, the stockholders of the Company adopted the Company's 1992 Executive Stock Option Plan and 1992 Incentive Stock Option Plan. Only the Company's executive officers and directors are eligible to participate in the 1992 Executive Stock Option Plan. The 1992 Executive Stock Option Plan is administered by a Stock Option Committee of at least two directors who are "disinterested persons" within the meaning of Rule 16b-3 under the Exchange Act. The Company has reserved for issuance up to 2,000,000 shares of Common Stock to be issued upon the exercise of options granted or to be granted pursuant to the 1992 Executive Stock Option Plan. In 1994, the Stock Option Committee and the Company's Board of Directors approved, subject to shareholder approval, an increase in the number of shares authorized under the 1992 Executive Stock Option Plan of 500,000 shares, bringing the total maximum shares available for grant to 2,500,000. The Company's 1992 Incentive Stock Option Plan is administered by the Executive Committee of the Company's Board of Directors.
The Company's executive officers and directors are not eligible to participate in the 1992 Incentive Stock Option Plan. The Company has reserved for issuance up to 2,000,000 shares of its common stock to be issued upon exercise of options to be granted pursuant to the 1992 Incentive Stock Option Plan. It is intended that options issued under these plans and designated by the respective Committees will or may qualify as incentive stock options under relevant sections of the Internal Revenue Code. As of December 31, 1994, no options had been granted pursuant to the Company's 1992 Incentive Stock Option Plan.

On April 15, 1994, the Board of Directors cancelled most of the outstanding stock options with exercise prices exceeding $14.25 that existed under all of the Company's stock option plans (with the exception of the 1992 Executive Stock Option Plan) and replaced those options with new stock options from the Company's 1994 Nonqualified Stock Option Plan if the employee agreed to an extension in vesting. In addition, employees with 2,000 or more outstanding stock options on the offer date were required to sign the Company's standard non-compete agreement. Executive officers and directors were not eligible to participate in this program.

Future deferred compensation expense with respect to options granted at less than fair market value at grant date is approximately $1,838,000 ($3,009,000 was recognized in 1994 and $420,000 in 1993) and will be recognized over the remaining vesting period. Upon exercise of these options, the Company is obligated to pay the difference between the market value at date of exercise and the market value at the date of grant. The Company has accrued $1.6 million for this market value difference at December 31, 1994.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1993, 1992, and 1991

NOTE I - STOCK OPTIONS - Continued

A summary of transactions in the above described plans during the three years ended December 31 is as follows:

                                          1994         1993        1992
                                       -----------  ----------  ----------
1982 Incentive Stock Option Plan
-------------------------------------
Options outstanding at beginning
  of year                                     295       6,989      15,672
   Granted                                     --          --          --
   Exercised                                   --      (6,694)     (8,683)
   Cancelled                                   --          --          --
                                       ----------   ---------   ---------
Options outstanding at end of year            295         295       6,989
                                       ==========   =========   =========

Available for grant                            --          --          --
                                       ==========   =========   =========

Options exercisable at end of year            295         295       6,989
                                       ==========   =========   =========


1984 Nonqualified Stock Option Plan
-------------------------------------
Options outstanding at beginning
 of year                                6,029,856   4,592,596   3,872,491
   Granted                                     --   2,402,323   2,055,419
  Exercised                              (103,060)   (825,581)   (706,215)
  Cancelled                            (3,840,284)   (139,482)   (629,099)
                                       ----------   ---------   ---------
Options outstanding at end of year      2,086,512   6,029,856   4,592,596
                                       ==========   =========   =========

Available for grant                            --          --   1,892,547
                                       ==========   =========   =========

Options exercisable at end of year      1,866,132   2,705,550   2,240,518
                                       ==========   =========   =========


1992 Executive Stock Option Plan
-------------------------------------
Options outstanding at beginning
 of year                                1,265,175     177,447          --
   Granted                                939,523   1,136,869     178,587
  Exercised                               (55,000)    (37,882)     (1,140)
  Cancelled                               (88,087)    (11,259)         --
                                       ----------   ---------   ---------
Options outstanding at end of year      2,061,611   1,265,175     177,447
                                       ==========   =========   =========

Available for grant                       344,367     695,803   1,821,413
                                       ==========   =========   =========

Options exercisable at end of year        482,209     104,409      55,590
                                       ==========   =========   =========

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992

NOTE I - STOCK OPTIONS - Continued
                                            1994             1993            1992
                                       ---------------  --------------  ---------------

1992 Incentive Stock Option Plan
-------------------------------------
Available for grant                         2,000,000        2,000,000        2,000,000
                                       ==============   ==============  ===============

1994 Nonqualified Stock Option Plan
-------------------------------------
Options outstanding at beginning
 of year                                           --               --               --
    Granted                                 5,785,020               --               --
  Exercised                                   (11,866)              --               --
  Cancelled                                  (213,525)              --               --
                                       --------------   --------------  ---------------
Options outstanding at end of year          5,559,629               --               --
                                       ==============   ==============  ===============

Available for grant                         2,428,505        3,000,000               --
                                       ==============   ==============  ===============

Options exercisable at end of year            850,439               --               --
                                       ==============   ==============  ===============


Price Range of Options:                     1994             1993            1992
                                       --------------   --------------  ---------------

   Granted                             $9.93 - $25.50   $0.01 - $42.75  $18.50 - $33.25
   Exercised                           $0.01 - $33.63   $6.86 - $34.25  $ 0.01 - $22.50
   Cancelled                           $8.13 - $42.75   $8.13 - $34.25  $ 8.13 - $23.50
   Outstanding                         $0.01 - $34.00   $0.01 - $42.75  $ 6.86 - $33.25

NOTE J - SAVINGS PLAN

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows participating employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. These contributions were $1,269,000, $971,000 and $687,000 in 1994, 1993 and 1992, respectively.


NOTE K - CAPITAL STOCK

IRI is authorized to issue 60,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Preferred stock may be issued in series with the rights and limitations of each series being determined by the Board of Directors.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE L - LOSS ON DISPOSITION AND WRITE-OFF OF ASSETS

The Company recorded a pre-tax charge of approximately $805,000 in 1993 to expense various intangibles related to its 1991 agreements with VideOcart, Inc. Also in 1993, the Company provided for the expected loss of $2.2 million on the disposition of certain non-strategic assets.


NOTE M - COMMITMENTS AND CONTINGENCIES

1. Lease Agreements
   ----------------

The Company leases its Chicago, Illinois headquarters facilities. Under the terms of the lease agreement, the Company leased the facility under a long-term operating lease having a minimum term of 15 years (expiring in 2005) and rental rates subject to increases in cost of living expenses. The original sale/leaseback agreement resulted in a $6.2 million deferred gain which is recognized over the lease term. The lease agreement contains financial and other covenants including restrictions on the payment of dividends. At December 31, 1994 the Company was not in compliance with its fixed charge coverage ratio. Noncompliance with the fixed charge coverage ratio was waived through 1995, and the lease term was extended through 2010. The Company and subsidiaries also lease certain property and equipment under operating leases expiring at various dates through 2008.

At December 31, 1994, obligations to make future minimum payments under these leases for the five years ending in 1999 are $28,802,000, $23,169,000, $17,927,000, $11,831,000 and $10,268,000, respectively.

Minimum rental commitments for the above leases in the aggregate are $130,723,000.

Rent expense under such operating leases for the three years ended December 31 was as follows:

                            1994       1993       1992
                          ---------  ---------  ---------
                                  (In thousands)

Gross rent                  $29,805    $26,288   $23,730
Sublease rental income           --         --      (266)
                            -------    -------   -------

                            $29,805    $26,288   $23,464
                            =======    =======   =======

2. Licensing Agreements
   --------------------

The Company has entered into licensing agreements with certain cable television companies expiring at various dates through 1999. At December 31, 1994, obligations to make minimum license payments under these agreements for the five years ending in 1999 are $726,000, $643,000, $385,000, $328,000 and $54,000,
respectively.

Licensing expense under these agreements was approximately $911,000, $892,000 and $889,000 in 1994, 1993, and 1992, respectively.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

3. Litigation
   ----------

The Company was involved in a shareholder class action suit filed by certain shareholders in 1989. On June 7, 1994, a federal district court jury returned a unanimous verdict in favor of the Company and the four individual defendants. The plaintiffs appealed such determination with the United States Court of Appeals for the Seventh Circuit. It is anticipated that the Appeals Court will render a decision during 1995. Although there can be no assurances regarding the ultimate result of such appeal, the Company believes that the original determination by the federal district court will be affirmed.

In April 1994 certain shareholders filed a class action lawsuit against the Company. On October 25, 1994, the Company entered into an agreement to settle this lawsuit. The settlement agreement provided class members with the opportunity to either object to the settlement or opt out of the class and preserve the ability to pursue the claim. By the deadline, none of the plaintiff class members had objected to the settlement and holders of only approximately 7,500 shares had exercised their right to opt out of the class.
On March 3, 1995, the settlement was approved by the federal district court as "fair, just, reasonable and adequate" to the settlement class and the case was dismissed on the merits, with prejudice. The final judgement may be appealed 30 days after its entry. Assuming no such appeal, it is anticipated that the settlement amount will be paid in the second or third quarter of 1995. The settlement agreement contemplates the payment of $12,500,000, of which $7,250,000 will be paid by the Company's insurance carriers. The settlement agreement provides that the Company may pay the balance in either cash or stock, at its option.


NOTE N - RESEARCH AND DEVELOPMENT

Expenditures for research and development for the years ended December 31, 1994, 1993, and 1992 approximated $35,138,000, $30,993,000 and $19,479,000, respectively. Included in these expenditures were $11,681,000, $10,202,000 and $8,808,000 of software development cost that were capitalized. Expenditures not capitalized were charged to expense as incurred.

                  Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE O - GEOGRAPHIC AREAS INFORMATION

The Company develops and maintains computer-based proprietary data bases, decision support software, and mathematical models, primarily for the analysis of detailed information on purchasing of consumer goods, all within one industry segment - business information services. The following table presents information about the Company by geographic areas.

                                          1994       1993        1992
                                       ----------  ---------  ----------
(In thousands)
Operating revenues:
To unaffiliated customers:
 United States                          $318,106   $284,808    $241,607
 International                            58,464     49,736      34,755
Transfers between geographic areas:
 United States                             8,802      8,695       6,102
 International                             1,938      1,943       1,677
 Eliminations                            (10,740)   (10,638)     (7,779)
                                        --------   --------    --------
  Total operating revenues              $376,570   $334,544    $276,362
                                        ========   ========    ========

Operating profit (loss):
 United States                            23,483   $ 40,684    $ 35,014
 International                           (18,177)    (2,753)      2,689
                                        --------   --------    --------
  Operating profit                      $  5,306   $ 37,931    $ 37,703
                                        ========   ========    ========

Identifiable assets:
 United States                          $347,570   $309,996    $248,857
 International                            65,820     45,567      27,980
 Eliminations                            (58,836)   (28,048)    (12,838)
                                        --------   --------    --------
  Total identifiable assets             $354,554   $327,515    $263,999
                                        ========   ========    ========

Included in United States revenue for the years ended December 31, 1994, 1993 and 1992, are $1,952,000, $2,534,000 and $1,187,000, respectively, of export sales to unaffiliated customers. Total international revenues, including export sales, were $60,416,000, $52,270,000 and $35,942,000 for 1994, 1993 and 1992,
respectively.

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992


NOTE P - SUMMARY OF QUARTERLY DATA (UNAUDITED)

Summaries of consolidated 1994 and 1993 results on a quarterly basis are as follows:

                                                                 1994
                                              ------------------------------------------
                                                First     Second     Third      Fourth
                                               Quarter   Quarter    Quarter     Quarter
                                              ---------  --------  ----------  ---------
                                                 (In thousands except per share data)

Revenues                                       $87,678   $92,183     $92,915   $103,794
Operating & selling, general and
  administrative expenses                       83,152    90,042      94,222    103,848
                                               -------   -------     -------   --------
Operating profit (loss)                          4,526     2,141      (1,307)       (54)
Other income (expense) - net                        55      (311)       (437)      (887)
Litigation provision                            (5,000)       --      (3,000)      (275)
Equity in loss of affiliated companies          (2,258)   (2,071)       (683)    (4,161)
                                               -------   -------     -------   --------
Loss before income taxes,
  minority interest & cumulative
  effect of change in accounting principle      (2,677)     (241)     (5,427)    (5,377)
Income tax (expense) benefit                       895      (  9)      2,130        806
                                               -------   -------     -------   --------
Loss before minority interest &
  cumulative effect of change in
  accounting principle                          (1,782)     (250)     (3,297)    (4,571)
Minority interest                                  494       262         193         30
                                               -------   -------     -------   --------
Earnings (loss) before cumulative
  effect of change in accounting principle      (1,288)       12      (3,104)    (4,541)
Cumulative effect on prior years of change
  in accounting principle                       (6,594)       --          --         --
                                               -------   -------     -------   --------

Net earnings (loss)                            $(7,882)  $    12     $(3,104)  $ (4,541)
                                               =======   =======     =======   ========
Loss per common and common
  equivalent share:
   Before cumulative
    effect of accounting change                $  (.05)  $    --       $(.12)     $(.17)
   Cumulative effect of accounting change         (.26)       --          --         --
                                               -------   -------     -------   --------
   Net loss                                    $  (.31)  $    --       $(.12)     $(.17)
                                               =======   =======     =======   ========
Weighted average common and common
  equivalent shares                             25,579    26,091      26,174     26,380
                                               =======   =======     =======   ========

                 Information Resources, Inc. and Subsidiaries

                       December 31, 1994, 1993, and 1992



NOTE P - SUMMARY OF QUARTERLY DATA (UNAUDITED)

                                                                 1993
                                               ----------------------------------------
                                                First     Second      Third     Fourth
                                               Quarter    Quarter    Quarter   Quarter
                                               --------  ---------  ---------  --------
                                                 (In thousands except per share data)

Revenues                                       $75,650    $82,110    $87,784   $89,000
Operating & selling, general and
administrative expenses                         67,020     71,544     74,121    80,923
Loss on disposition & write-off of assets        2,200         --        805        --
                                               -------    -------    -------   -------
Operating profit                                 6,430     10,566     12,858     8,077
Other income (expense) - net                       182         32        248      (294)
Equity in loss of affiliated companies            (312)      (284)      (811)     (643)
                                               -------    -------    -------   -------
Earnings before income taxes, minority
  interest & cumulative effect of change
  in accounting principle                        6,300     10,314     12,295     7,140
Income tax expense                              (2,670)    (4,334)    (5,350)   (3,062)
                                               -------    -------    -------   -------
Earnings before minority interest &
  cumulative effect of change in
  accounting principle                           3,630      5,980      6,945     4,078
Minority interest                                  297        479        413       393
                                               -------    -------    -------   -------
Earnings before cumulative effect of change
  in accounting principle                        3,927      6,459      7,358     4,471
Cumulative effect on prior years of change
  in accounting principle                        1,864         --         --        --
                                               -------    -------    -------   -------

Net earnings                                   $ 5,791    $ 6,459    $ 7,358   $ 4,471
                                               =======    =======    =======   =======
Earnings per common and common
equivalent share:
   Before cumulative
    effect of accounting change                $   .15       $.24       $.27      $.16
   Cumulative effect of accounting change          .07         --         --        --
                                               -------    -------    -------   -------
   Net earnings                                $   .22       $.24       $.27      $.16
                                               =======    =======    =======   =======
Weighted average common and common
  equivalent shares                             26,157     26,738     27,253    27,494
                                               =======    =======    =======   =======

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------

  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  The sections entitled "Election of Directors" and "Ownership of Securities" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting of stockholders scheduled for May 24, 1995. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting of stockholders scheduled for May 24, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

  The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting of stockholders scheduled for May 24, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting of stockholders scheduled for May 24, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Documents filed as a part of this Report:

  1.    Financial Statements
        --------------------
        The consolidated financial statements of the Company are included in
        Part II, Item 8 of this Report.

  2.    Financial Statement Schedules                               Page No.
        -----------------------------                               --------
        (I)  Information Resources, Inc. and Subsidiaries

             Report of Independent Certified
             Public Accountants on Schedules                           66

             Schedule II - Valuation and Qualifying Accounts;
             Allowance for Doubtful Receivables                        67

        (II) IRI - SECODIP, S.N.C.

             Balance Sheet                                             69

             Statement of Operations                                   71

             Statement of Stockholders' Deficit                        72

             Statement of Cash Flows                                   73

             Notes to Financial Statements                             74

             Report of Independent Certified Public Accountants        68

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

     1992 Executive Stock Option Plan.

     1992 Employee Incentive Stock Option Plan.

     Employment Agreement dated November 4, 1993 between the Company and George Garrick.

     1994 Employee Nonqualified Stock Option Plan.

     Form of Information Resources, Inc. Directorship/Officership Agreement between the Company and its directors, its executive officers and certain other officers.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 31, 1995
                                          INFORMATION RESOURCES, INC.

                                          By:     /s/ Gian M. Fulgoni
                                                  --------------------------
                                                  Gian M. Fulgoni, Chairman,
                                                  Chief Executive Officer and
                                                  Director



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1995.

                                By:  /s/ Gian M. Fulgoni
                                     -------------------------------------------
                                     Gian M. Fulgoni, Chairman, and Chief
                                     Executive Officer and Director
                                     [Principal executive officer]



                                     /s/ James G. Andress
                                     -------------------------------------------
                                     James G. Andress, Chief Executive
                                     Officer, President, Chief Operating
                                     Officer, Acting Chief Financial Officer,
                                     and Director [Principal financial officer]



                                     /s/ Kenneth J. Giacomino
                                     -------------------------------------------
                                     Executive Vice President and
                                     Corporate Controller
                                     [Principal accounting officer]



                                     */s/ Jeffrey P. Stamen
                                      ------------------------------------------
                                     Jeffrey P. Stamen, President,
                                     IRI Software and Director

                                     */s/ Gerald J. Eskin
                                      ----------------------------------------
                                     Gerald J. Eskin, Director


                                     */s/ Edwin E. Epstein
                                      ----------------------------------------
                                     Edwin E. Epstein, Director


                                     */s/ John D. C. Little
                                      ----------------------------------------
                                     John D.C. Little, Director


                                     */s/ Leonard M. Lodish
                                      ----------------------------------------
                                     Leonard M. Lodish, Director


                                     */s/ Edward E. Lucente
                                      ----------------------------------------
                                     Edward E. Lucente, Director


                                     */s/ Edith W. Martin
                                      ----------------------------------------
                                     Edith W. Martin, Director


                                     */s/ George G. Montgomery, Jr.
                                      ----------------------------------------
                                     George G. Montgomery, Jr.,
                                     Director


                                     */s/ Glen L. Urban
                                      ----------------------------------------
                                     Glen L. Urban, Director


                                     */s/ Thomas W. Wilson, Jr.
                                      ----------------------------------------
                                     Thomas W. Wilson, Jr., Director



*/s/ Gian M. Fulgoni
 ---------------------------------
 By Gian M. Fulgoni
 pursuant to a power of attorney

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Information Resources, Inc.


In connection with our audit of the consolidated financial statements of Information Resources, Inc. and Subsidiaries referred to in our report dated March 24, 1995 which is included in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                     GRANT THORNTON LLP


Chicago, Illinois
March 24, 1995

                                  SCHEDULE II

                  Information Resources, Inc. and Subsidiaries

                       VALUATION AND QUALIFYING ACCOUNTS
                       ALLOWANCE FOR DOUBTFUL RECEIVABLES

                             (Dollars in thousands)

                                Balance at           Additions         Deductions        Balance at
                                Beginning of         Charged to        (Net Writeoffs/   End of
Description                     Period               Costs & Expenses  Recoveries)       Period
-----------                     -------------------  ----------------  ----------------  -----------
Year ended December 31, 1992    $1,475               $  704            $  (128)          $2,051

Year ended December 31, 1993    $2,051               $  627            $  (428)          $2,250

Year ended December 31, 1994    $2,250               $2,565            $(1,889)          $2,926

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
IRI - SECODIP, S.N.C.


     We have audited the accompanying balance sheet of IRI - SECODIP, S.N.C. as of December 31, 1994, and the related statements of operations, stockholders' deficit and cash flows for the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRI-SECODIP, S.N.C. at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                              GRANT THORNTON LLP



Chicago, Illinois
March 24, 1995

                             IRI - SECODIP, S.N.C.

                                 BALANCE SHEET

                               December 31, 1994
                             (Dollars in thousands)



    ASSETS

CURRENT ASSETS
     Accounts receivable
          Customers                                 $ 4,923
          Related parties                                43
          Other                                         703
                                                    -------
                                                      5,669

     Prepaid expenses and other current assets          422
                                                    -------

          Total current assets                        6,091
                                                    -------


PROPERTY AND EQUIPMENT
     Computer equipment                               2,758
     Equipment and furniture                            952
                                                    -------
                                                      3,710
     Accumulated depreciation and amortization       (1,075)
                                                    -------
                                                      2,635

OTHER ASSETS (NOTE C)                                 6,814
                                                    -------

                                                    $15,540
                                                    =======




The accompanying notes to the financial statements are an integral part of these statements.

                             IRI - SECODIP, S.N.C.

                                 BALANCE SHEET

                               December 31, 1994
                            (Dollars in thousands)


     LIABILITIES

CURRENT LIABILITIES
     Bank borrowings (NOTE D)                                       $ 4,812
     Accounts payable                                                 4,922
     Current portion of payables to related parties (NOTE E)          2,099
     Accrued expenses (NOTE F)                                        1,899
     Deferred revenue                                                   129
                                                                    -------

          Total current liabilities                                  13,861
                                                                    -------


LONG-TERM PAYABLES TO RELATED PARTIES (NOTE E)                        6,470

OTHER LONG-TERM LIABILITIES                                             163

STOCKHOLDERS' DEFICIT

     Capital stock - authorized, issued and
          outstanding 4,126,792 shares,
          4 French Francs par value                                   2,954

     Accumulated deficit                                             (7,651)
     Cumulative translation adjustment                                 (257)
                                                                   --------

          Total stockholders' deficit                                (4,954)
                                                                   --------

                                                                  $  15,540
                                                                   ========



The accompanying notes to the financial statements are an integral part of these statements.

                             IRI - SECODIP, S.N.C.

                            STATEMENT OF OPERATIONS

                          Year Ended December 31, 1994
                             (Dollars in thousands)



Revenues                                             $ 12,414
                                                     --------


Costs and expenses
     Operating expenses                                18,358
     Selling, general and administrative expenses       2,283
                                                     --------
                                                       20,641
                                                     --------

Operating loss                                         (8,227)

Other income (expense)
     Interest expense                                    (154)
     Other - net                                          182
                                                     --------
                                                           28
                                                     --------

Loss before income taxes                               (8,199)

Income tax expense                                        (11)
                                                     --------

Net loss                                             $ (8,210)
                                                     ========



The accompanying notes to the financial statements are an integral part of these statements.

                             IRI - SECODIP, S.N.C.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                          Year Ended December 31, 1994
                             (Dollars in thousands)

                                                          Cumulative
                                   Capital   Accumulated  Translation
                                    Stock      Deficit    Adjustment    Total
                                  ---------  -----------  -----------  -------


Balance at January 1, 1994        $  778      $   559       $ (51)     $ 1,286

Issuance of 2,875,001 shares       2,176           --          --        2,176

Foreign currency translation          --           --        (206)        (206)

Net loss for the year                 --       (8,210)         --       (8,210)
                                  ------      -------       -----      -------

Balance at December 31, 1994      $2,954      $(7,651)      $(257)     $(4,954)
                                  ======      =======       =====      =======





The accompanying notes to the financial statements are an integral part of these statements.

                             IRI - SECODIP, S.N.C.

                            STATEMENT OF CASH FLOWS

                          Year Ended December 31, 1994
                             (Dollars in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(8,210)

  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                              880
   Amortization of deferred data procurement costs          2,324
   Gain on disposal of assets                                  (3)
   Change in assets and liabilities:
     Decrease in accounts receivable                          326
     Increase in other current assets                        (410)
     Increase in accounts payable and accrued expenses      1,410
     Increase in payables to related parties                4,141
     Increase in deferred revenue                             124
                                                          -------

     Total adjustments                                      8,792
                                                          -------
       Net cash provided by operating activities              582
                                                          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment              25
     Purchase of property and equipment                    (1,247)
     Software costs                                        (1,032)
     Deferred data procurement costs                       (5,802)
                                                          -------
       Net cash used by investing activities               (8,056)
                                                          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings                                         4,671
     Proceeds from issuance of common stock                 2,176
                                                          -------
       Net cash provided by financing activities            6,847
                                                          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (90)
                                                          -------

NET DECREASE IN CASH                                         (717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                717
                                                          -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $    --
                                                          =======

The accompanying notes to the financial statements are an integral part of these statements.

                             IRI - SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1994

NOTE A - NATURE OF BUSINESS


IRI-SECODIP, S.N.C. (IRI-SECODIP) was established April 1, 1993 by Information Resources, Inc. ("IRI"), SECODIP S.A. ("SECODIP") and GfK AG. In connection with the formation of IRI-SECODIP, IRI (via IRI French Holdings, Inc.) acquired certain intangible rights from SECODIP some of which IRI then licensed to IRI-SECODIP. The primary purposes of IRI-SECODIP are to: (i) develop a scanner-based information business in France, (ii) participate in the offering of Pan-European products with affiliates of the shareholders, and (iii) offer retail audit business products.

IRI-SECODIP will require significant working capital as it continues to develop its business. Operating losses are expected for at least two more years as a result of the continuing costs to collect and maintain data while at the same time building its customer business base. Based upon current expectations, IRI is committed to funding the business development of IRI-SECODIP. A substantial portion of the Company's assets consists of intangible as well as other assets whose ultimate realization depends upon the achievement of forecasted business plans.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies applied in the preparation of the accompanying financial statements in accordance with U.S. generally accepted accounting principles follows:

1.   Revenue Recognition
     -------------------

IRI-SECODIP recognizes subscription revenues for InfoScan and non-scanner retail tracking products over the term of the contract on a straight-line basis. Revenues from market research and consulting projects are recognized as services are performed.

2.   Property and Equipment
     ----------------------

Property and equipment is recorded at cost and depreciated over the estimated service lives on a straight-line basis. Estimated useful lives for property and equipment are as follows:

     Computer equipment         1 to 4 years
     Equipment and furniture   5 to 10 years

                             IRI - SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1994
3.   Other Assets
     ------------

Other assets include deferred data procurement costs, capitalized software and other intangible assets.

Data procurement costs are capitalized as incurred and amortized over twenty-
eight months.   Software acquired and to be licensed to customers is amortized on a straight-line basis over three years.

4.   Income Taxes
     ------------

IRI-SECODIP has elected to be taxed as a corporation. Net losses for tax purposes can carry forward for five years.

IRI-SECODIP accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes ("FAS 109"). FAS 109 requires an asset and liability approach in accounting for income taxes. Under this method deferred taxes are recognized at enacted rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at year end. Due to the losses incurred by IRI-SECODIP, pursuant to French tax regulations only a minimal amount of tax provision has been recorded in the accompanying financial statements.

5.   Translation of Financial Statements
     -----------------------------------

The accompanying financial statements and footnotes have been translated from French Francs, IRI-SECODIP's functional currency, to U.S. dollars. In accordance with Statement of Financial Accounting Standards No. 52, the assets and liabilities have been translated at the current exchange rate at December 31, 1994, and the shareholders' deficit section of the balance sheet has been translated at historical exchange rates. The cumulative translation adjustment balance represents the difference between the current and historical translation methods. Operating results are translated at average exchange rates during the year.

6.   Supplemental Cash Flow Information
     ----------------------------------

Cash paid for interest and income taxes during the year ended December 31, 1994 was $71,000 and $7,000, respectively.

                             IRI - SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1994

NOTE C - OTHER ASSETS

Other assets at December 31 are as follows (in thousands):

Deferred data procurement costs -- net of
 accumulated amortization of $2,757           $ 5,743
Capitalized software costs -- net of
 accumulated amortization of $352                 703
Other                                             368
                                              -------
                                              $ 6,814
                                              =======

NOTE D - BANK BORROWINGS

In April 1994, IRI-SECODIP reached agreement with two French banks (Credit Lyonnais and Credit Industriel et Commercial de Paris) to obtain a 30.0 million French Francs (approximately $5.6 million) line of credit. IRI-SECODIP assigned all trade receivables as security for the line of credit. The shareholders of IRI-SECODIP are jointly and severally liable for the bank credit line. As of December 31, 1994, IRI-SECODIP had drawn a total of 25,694,000 French Francs (approximately $4,812,000) on the line of credit. At December 31, 1994, the interest rate is 7.25%. IRI-SECODIP repaid the entire outstanding balance of its line of credit with the French banks in February 1995. Near term future financing of IRI-SECODIP is dependent upon either capital contributions or loans from IRI.


NOTE E - PAYABLES TO RELATED PARTIES

IRI, SECODIP and their affiliates have provided processing, production and administrative services since inception. In addition, IRI-SECODIP is obligated to a wholly-owned subsidiary of IRI for an annual license fee of $640,000 for a period of ten years. The license fees accrued from April 1, 1993 through December 31, 1994 (as well as the 1995 license fee) are not payable until January 1, 1996; thereafter, the license fee is due on July 1 of each year.

As of December 31, 1994 IRI had loaned IRI-SECODIP approximately $1,623,000 pursuant to the terms of a revolving loan agreement signed at the time of the formation of the joint venture in 1993. The loan is unsecured and non-interest bearing through the maturity date of December 31, 1995. If the revolving loan is not paid as of the maturity date, then interest shall begin to accrue at an annual rate of interest equal to the U.S. Prime Rate plus two percent. At IRI's sole discretion, IRI may request a prepayment of the loan by IRI-SECODIP. In such case, IRI shall arrange for there to be substituted for the loan a bank loan made directly to IRI-SECODIP by IRI's bank. IRI does not intend to call the revolving loan prior to January 1, 1996; therefore it is classified as long-term.

                             IRI - SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1994


NOTE E - PAYABLES TO RELATED PARTIES - Continued

The following is a summary of amounts owed at December 31, 1994 to specific related parties for transactions incurred:

                                          Current      Long Term
                                          -------      ---------
                                              (In thousands)
 IRI                                       $   --         $5,161
 IRI's affiliates                           1,336          1,121
 SECODIP and affiliates                       763            188
                                           ------         ------
                                           $2,099         $6,470
                                           ======         ======

NOTE F - ACCRUED EXPENSES

Accrued expenses at December 31 are as follows:    (In thousands)

Accrued payroll and related taxes                             $1,302
Other                                                            597
                                                              ------
                                                              $1,899

NOTE G - CAPITAL STOCK

In 1994, IRI-SECODIP issued 2,875,001 shares for 11,500,004 French Francs or approximately $2,176,000.

NOTE H - LEASE COMMITMENTS

IRI-SECODIP leases its office space in Chambourcy, France, from an affiliate of SECODIP. Under the terms of the lease agreement, office space, together with related services (e.g., janitorial services, utilities, etc.) and a specified amount of parking spaces are provided for an annual charge of approximately 2,612,000 French Francs (approximately $489,000) subject to periodic cost of living increases. The lease agreement expires in 2002 and is accounted for as a long-term operating lease.

IRI-SECODIP also leases certain property and equipment under operating leases expiring at various dates through the year 2002. At December 31, 1994, obligations to make future minimum payments under these leases (including the aforementioned office space and parking space lease) for the five years ending in 1999 are: $594,000; $578,000; $540,000; $538,000; and $538,000.

Minimum rental commitments for the above leases in the aggregate are $4,042,000.

Rent expense under such operating leases for 1994 was $506,000.

                             IRI - SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1994


NOTE I - RESEARCH AND DEVELOPMENT

Expenditures for research and development for the year ended December 31, 1994 approximated $2,800,000. Included in these expenditures was $1,032,000 of software development costs that were capitalized. Expenditures not capitalized were charged to expense as incurred.


NOTE J - SUBSEQUENT EVENT

In February 1995, IRI French Holdings, Inc. purchased 39% of IRI-SECODIP from SECODIP (with a put and call option for the remaining 11% owned by SECODIP) and transferred additional capital of approximately $6,100,000 (32,500,000 French Francs) to IRI-SECODIP. The majority of such funds was immediately used to repay the then outstanding balance of IRI-SECODIP's bank line of credit.

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


  EXHIBIT                                                         SEQUENTIAL
  NUMBER                DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
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


  EXHIBIT                                                         SEQUENTIAL
  NUMBER                DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
  -------               -----------------------                 ---------------
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

    (e)    Employment agreement dated March 15, 1985 between the
           Company and Jeffrey Stamen.  (Incorporated by
           reference. Previously filed as Exhibit 10(d) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1985, as amended on Form 8
           dated April 29, 1986 and August 25, 1986).                IBRF

    (f)    Employment agreements dated March 15, 1985 between the
           Company and Leonard Lodish.  (Incorporated by reference.
           Previously filed as Exhibit 10.14 to Registration
           Statement No. 2-96940).                                   IBRF

    (g)    Noncompetition Agreement dated March 15, 1985 between
           the Company and John Little, Glen Urban, and Leonard
           Lodish, respectively.  (Incorporated by reference.
           Previously filed as Exhibit 10.15 to Registration
           Statement No. 2-96490).                                   IBRF



  EXHIBIT                                                         SEQUENTIAL
  NUMBER                DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
  -------               -----------------------                 ---------------
    (h)    Letter agreement dated January 17, 1989 between the
           Company and Glen Urban (Incorporated by reference.
           Previously filed as Exhibit 10(1) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989).                                       IBRF

    (i)    Form of letter agreement between the Company and
           John D.C. Little (Incorporated by reference.
           Previously filed as Exhibit 10(m) to the Company's
           Annual Report on Form 10-K for the fiscal year
           ended December 31, 1989).                                 IBRF

    (j)    Form of Rights Plan Agreement between the Company and
           Harris Trust and Savings Bank.  (Incorporated by
           reference.  Previously filed on Form 8-A Registration
           Statement filed with the SEC on March 15, 1989).          IBRF

    (k)    Agreement effective January 1, 1989 between the Company
           and Edwin Epstein, amending the Consulting and
           Noncompetition Agreement dated January 16, 1987, which
           Consulting and Noncompetition Agreement is referred to
           in Exhibit 10(d) hereof. (Incorporated by reference.
           Previously filed as Exhibit 19(a) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989).                                       IBRF

    (l)    Letter agreement dated August 7, 1989 between the
           Company and Leonard Lodish (Incorporated by reference.
           Previously filed as Exhibit 3(q) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989).                                       IBRF

    (m)    Employment Agreement dated November 16, 1989 between
           the Company and James G. Andress (Incorporated by
           reference.  Previously filed as Exhibit 3(r) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1989).                            IBRF

    (n)    Form of 401(k) Retirement Savings Plan and Trust
           adopted by the Company effective August 1, 1989.
           (Incorporated by reference. Previously filed as
           Exhibit 3(v) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989).        IBRF

    (o)    Amended and Restated Employment Agreement dated
           March 16, 1994 between the Company and Thomas M.
           Walker. (Incorporated by reference. Previously filed
           as Exhibit 10(s) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1993).   IBRF

    (p)    Lease Agreement dated September 27, 1990 between
           Randolph/Clinton Limited Partnership and the Company
           (Incorporated by reference. Previously filed as
           Exhibit 2.1 to the Company's Current Report on Form
           8-K dated September 27, 1990).                            IBRF


  EXHIBIT                                                         SEQUENTIAL
  NUMBER                DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
  -------               -----------------------                 ---------------
    (q)    Reorganization Agreement and Plan of Distribution
           dated as of October 19, 1990 between the Company
           and VideOcart, Inc. (Incorporated by reference.
           Previously filed as Exhibit 2.1 to the Company's
           Current Report on Form 8-K dated October 31, 1990).       IBRF

    (r)    1992 Executive Stock Option Plan (Incorporated by
           reference. Previously filed as Exhibit 10 (w) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1992).                            IBRF

    (s)    1992 Employee Incentive Stock Option Plan
           (Incorporated by reference. Previously filed as
           Exhibit 10 (x) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1992).        IBRF

    (t)    1994 Employee Nonqualified Stock Option Plan.             IBRF
           (Incorporated by reference. Previously filed as
           Exhibit 10(y) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1993).

    (u)    Employment Agreement dated November 4, 1993 between
           the Company and George Garrick. (Incorporated by          IBRF
           reference. Previously filed as Exhibit 10(z) to
           the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1993).

    (v)    Credit Agreement dated May 13, 1994, between the Company
           and Harris Trust and Savings Bank.  Superseded by Credit
           Agreement dated November 3, 1994 filed at Exhibit 10(w).
           (Incorporated by reference.  Previously filed as Exhibit
           10 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1994).                        IBRF

    (w)    Credit Agreement dated November 3, 1994, between the
           Company and Harris Trust and Savings Bank. (Incorporated
           by reference. Previously filed as Exhibit 10 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1994).                                IBRF

    (x)    Form of Information Resources, Inc. Directorship/
           Officership Agreement between the Company and each of
           its directors, executive officers and certain other
           officers (filed herewith).                                EF



  EXHIBIT                                                         SEQUENTIAL
  NUMBER                DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
  -------               -----------------------                 ---------------
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

    27     Financial Data Schedule (filed herewith).                 EF
