Form 10-Q
period 1995-03-31
INFORMATION RESOURCES INC
filed 1995-05-15
CIK 714278

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

  X     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
- - - - -----   Exchange Act of 1934.


        For the quarterly period ended March 31, 1995


        Transition report pursuant to Section 13 or 15(d) of the
- - - - -----   Securities Exchange Act of 1934.

        For the transition period from          to

                                                Commission file number 0-11428


                          INFORMATION RESOURCES, INC.
- - - - -------------------------------------------------------------------------------
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


   Registrant's telephone number, including area code (312) 726-1221
                                                      --------------------

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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 28, 1995, was 26,808,620.

                 INFORMATION RESOURCES, INC. and Subsidiaries

                                     INDEX
                                     -----



                                                          PAGE
                                                         NUMBER
                                                         ------

PART I.   FINANCIAL INFORMATION
- - - - -------------------------------
Condensed Consolidated Balance Sheets                       3

Condensed Consolidated Statements of Operations             4

Condensed Consolidated Statements of Cash Flows             5

Notes to Condensed Consolidated Financial Statements        7

Management's Discussion and Analysis of
    Financial Condition and Results
    of Operations                                           8


PART II.  OTHER INFORMATION
- - - - ---------------------------

Item 6 - Exhibits and Reports on Form 8-K                  13

Signatures                                                 14

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  UNAUDITED
                                (IN THOUSANDS)


ASSETS                                           MARCH 31, 1995           DECEMBER 31, 1994
- - - - ------                                           --------------           -----------------

CURRENT ASSETS
  Cash and cash equivalents                            $ 11,785                  $ 11,792
  Accounts receivable - net                             140,314                   119,851
  Deferred income taxes                                   4,636                     4,471
  Prepaid expenses and other                              8,843                     7,075
                                                       --------                  --------
    Total Current Assets                                165,578                   143,189
                                                       --------                  --------

PROPERTY AND EQUIPMENT                                  156,747                   145,537
  Accumulated depreciation and amortization             (92,144)                  (85,244)
                                                       --------                  --------
                                                         64,603                    60,293

INVESTMENTS                                              19,628                    20,995

OTHER ASSETS
  Deferred data procurement costs
    (net of amortization)                                98,282                    87,799
  Capitalized software costs - net                       24,187                    23,357
  Goodwill - net                                          8,818                     4,450
  Other                                                  12,973                    14,471
                                                       --------                  --------
                                                        144,260                   130,077
                                                       --------                  --------
                                                       $394,069                  $354,554
                                                       ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - ------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases             $  2,023                  $  1,998
  Current maturities of long-term debt                    3,000                        --
  Accounts payable                                       30,003                    19,665
  Accrued expenses                                       21,862                    28,012
  Deferred revenue                                       23,313                    17,733
  Other                                                   5,775                     6,207
                                                       --------                  --------
    Total Current Liabilities                            85,976                    73,615
                                                       --------                  --------

LONG-TERM DEBT                                           55,000                    29,000
LONG-TERM CAPITALIZED LEASES                              2,881                     2,452
DEFERRED INCOME TAXES                                    13,166                    16,122
DEFERRED GAIN                                             4,359                     4,463
OTHER LIABILITIES                                         1,788                     1,701

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
    $.01 par value - none issued                             --                        --
  Common stock - authorized 60,000,000 shares
    in 1995 and in 1994, $.01 par value,
    issued in 1995:  26,808,620 shares;
    issued in 1994:  26,493,277 shares                      268                       265
  Capital in excess of par value                        174,467                   169,703
  Retained earnings                                      54,215                    57,506
  Cumulative translation adjustment                       1,949                      (273)
                                                       --------                  --------

    Total Stockholders' Equity                          230,899                   227,201
                                                       --------                  --------
                                                       $394,069                  $354,554
                                                       ========                  ========

       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED
                                                                ------------------
                                                                    MARCH 31
                                                                  ------------
                                                               1995              1994
                                                             ---------         ---------
Revenues                                                     $ 104,795         $  87,678

Costs and expenses:
  Operating expenses                                            98,151            72,581
  Selling, general and administrative expenses                  11,624            10,571
                                                             ---------         ---------
                                                               109,775            83,152
                                                             ---------         ---------
    Operating profit (loss)                                     (4,980)            4,526
Other income (expense):
  Interest income                                                  140               151
  Interest expense                                              (1,273)             (215)
  Litigation provision                                              --            (5,000)
  Other - net                                                      179               119
                                                             ---------         ---------
                                                                  (954)           (4,945)
                                                             ---------         ---------
Equity in loss of affiliated companies                             (49)           (2,258)
                                                             ---------         ---------
Loss before income taxes, minority interest
  and cumulative effect of change in accounting principle       (5,983)           (2,677)
Income tax benefit                                              (2,692)             (895)
                                                             ---------         ---------
Loss before minority interest and cumulative
  effect of change in accounting principle                      (3,291)           (1,782)
Minority interest                                                   --               494
                                                             ---------         ---------
Loss before cumulative effect
  of change in accounting principle                             (3,291)           (1,288)
Cumulative effect on prior years of
  change in accounting principle                                    --            (6,594)
                                                             ---------         ---------
Net loss                                                     $  (3,291)        $  (7,882)
                                                             =========         =========
Loss per common and
  common equivalent share:
  Before cumulative effect of accounting change              $    (.12)        $    (.05)
  Cumulative effect of accounting change                            --              (.26)
                                                             ---------         ---------
  Net loss                                                   $    (.12)        $    (.31)
                                                             =========         =========
Weighted average common and common equivalent shares            26,615            25,579
                                                             =========         =========

       The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED MARCH 31
                                                    ----------------------------
                                                          1995           1994
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss:                                               $ (3,291)      $ (7,882)

  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                            6,503          4,757
  Amortization of capitalized software costs               2,128          1,876
  Amortization of deferred data procurement costs         19,799         15,046
  Deferred income taxes                                   (3,131)          (703)
  Equity in loss of affiliated companies                      49          2,258
  Minority interest                                           --           (494)
  Cumulative effect of change in revenue recognition          --          6,594
  Stock option compensation expense                          725             --
  Cumulative translation adjustment                        1,841            217
  Other                                                      354           (108)

Change in assets and liabilities:
  Increase in current assets                             (19,319)       (11,160)
  (Increase) Decrease in other assets                       (812)           295
  Increase in current liabilities                            544          2,632
  Increase (Decrease) in other liabilities                   (76)           332
                                                        --------       --------
     Total adjustments                                     8,605         21,542
                                                        --------       --------
       Net cash provided by operating activities           5,314         13,660

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment - net                (4,062)        (6,507)
  Software costs                                          (2,575)        (2,974)
  Deferred data procurement costs                        (23,108)       (19,314)
  Investment relating to joint ventures                   (4,812)        (1,124)
                                                        --------       --------
     Net cash used by investing activities               (34,557)       (29,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of capitalized leases                      (737)          (379)
  Net borrowings under line of credit agreements          29,000          6,000
  Proceeds from exercise of stock options                    238            679
                                                        --------       --------
     Net cash provided by financing activities            28,501          6,300

EFFECT OF EXCHANGE RATE ON CASH                              735            201
                                                        --------       --------

NET DECREASE IN CASH                                          (7)        (9,758)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          11,792         19,368
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 11,785       $  9,610
                                                        ========       ========




                                  (continued)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   UNAUDITED
                                (IN THOUSANDS)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                                  THREE MONTHS ENDED MARCH 31
                                                 -----------------------------
                                                       1995           1994
                                                      ------          ------

CASH PAID (REFUNDED) DURING THE PERIOD FOR:

Interest                                              $1,154          $ 215
Income taxes refunded                                 $ (284)         $(799)


In March 1995, the Company and Middle East Market Research Bureau ("MEMRB") International entered into a strategic alliance agreement. The Company contributed $2.6 million of stock in connection with the agreement.



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations for the three months ended March 31, 1995 and March 31, 1994 and cash flows for the three months ended March 31, 1995 and March 31, 1994.

2. These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 should be read in conjunction with the accompanying condensed consolidated financial statements.

3. Loss per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The effect of dilution from the exercise of stock options is considered in the computation of loss per common and common equivalent share by the use of the modified treasury stock method for the quarters ended March 31, 1995 and March 31, 1994 since options outstanding exceeded 20% of the shares of common stock outstanding. In applying the modified treasury stock method for the period ended March 31, 1995 and 1994, stock options were not included as they were anti-dilutive.

4. In February 1995, the Company purchased 39% of it's French joint venture, IRI-SECODIP, from SECODIP increasing the Company's ownership in the joint venture from 50% to 89%. The Company has a call option, and the joint venture partner has a put option, for the remaining interest in the joint venture. The Company's call option is exercisable any time through March 15, 1996 for 750,000 French Francs (which at March 31, 1995 would approximate $156,000). The put option is exercisable between February 16, 1996 and March 15, 1996 at the same price. The Company's investment in the French joint venture is accounted for on the consolidation basis in the first quarter of 1995, and on the equity basis in the first quarter of 1994.

5. In March 1995, the Company entered into an alliance with MEMRB, a market research company based in Cyprus. The Company issued 176,000 shares of its common stock having a market value of approximately $2.6 million in connection with this agreement. MEMRB provides market research throughout 22 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the alliance, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. The Company has an option to acquire up to a 49% ownership interest in MEMRB.

6. The Company established a three-year unsecured revolving bank credit facility of $65,000,000 in November 1994. The credit facility allows borrowings of $65,000,000 through December 30, 1995 and is scheduled to decrease to $55,000,000 on December 31, 1995 and to $45,000,000 on December 31, 1996. The credit facility contains certain financial covenants including: restrictions on additional indebtedness and liens, limitations on acquisitions and investments, and maintenance of minimum levels of tangible net worth, and current, leverage and cash flow coverage ratios.
     At March 31, 1995 the Company was not in compliance with its current ratio requirement. Noncompliance with the current ratio requirement was waived at March 31, 1995. The Company has classified its debt between long-term and short-term according to its terms.

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

                                                         PERCENTAGE
                                                     INCREASE/(DECREASE)
                              PERCENTAGE OF REVENUE   OVER PRIOR PERIOD
                              ---------------------  -------------------

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                     MARCH 31               1995/
                                1995         1994           1994
                                -------------------  -------------------

Revenues                        100.0%       100.0%          19.5%
Operating expenses               93.7         82.7           35.2
Selling, general & admin.        11.1         12.1           10.0
Operating profit (loss)          (4.8)         5.2              *
Other expense                    (0.9)        (5.6)             *
Equity in loss of affiliates        *         (2.6)             *
Income tax benefit               (2.6)        (1.0)             *
Minority interest                  --            *              *
Cumulative effect of
 accounting change                 --         (7.5)             *
Net loss                         (3.1)        (9.0)         (58.2)

* Not meaningful

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

REVENUES

Revenues attributable to the Company's information services and software product and support services are as follows:

                                           THREE MONTHS ENDED
                                                 MARCH 31
                                             1995      1994
                                           --------   -------

Information Services
- - - - --------------------
 Domestic Information Businesses:
 InfoScan                                  $ 51,873   $48,214
 BehaviorScan/Other Testing Services          5,189     5,633
 Towne-Oller                                  3,658     4,161
 Other                                          653        --
                                           --------   -------
  Total Domestic Information Services        61,373    58,008
                                           --------   -------
 International Information Businesses         8,886     2,598
                                           --------   -------
  Total Information Services                 70,259    60,606
                                           --------   -------

Software Products and Support Services
- - - - --------------------------------------
 Business Intelligence Software            $ 30,277   $24,188
 Retailer Services                            4,259     2,884
                                           --------   -------
  Total Software Services                    34,536    27,072
                                           --------   -------
  Total Revenues                           $104,795   $87,678
                                           ========   =======

The Company's revenue from operations for the three months ended March 31, 1995 increased 19.5% to $104.8 million compared to $87.7 million for the first three months of 1994. The revenue growth resulted principally from increased revenues from its business intelligence software products, growth in international information services revenues and modest growth in domestic InfoScan revenues.

Revenues from the Company's business intelligence software products were $30.3 million, an increase of 25.2% over the same three month period in 1994. Business intelligence software products, primarily EXPRESS software products, experienced growth in both domestic and international revenues for the first quarter of 1995 compared to the same period in 1994. The Company achieved strong revenue growth due to sales to both new and existing clients.

Revenues from the Company's domestic InfoScan product line for the three months ended March 31, 1995 were $51.9 million, an increase of 7.6% over the same period in 1994. Such revenue growth was less than the prior year comparable quarter due to an intense pricing environment which limited the ability of the Company to grow revenues on renewals as well as the impact of a few customer decisions made in late 1993 and early 1994 not to renew their contracts in 1995. Growth over first quarter 1994 results was driven by nearly a 40% increase in the use of the InfoScan sample and census data bases for customized analyses.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


The Company's majority owned information businesses located in the United Kingdom, France, Italy, Greece, Puerto Rico and Turkey are now included in the "International Information Businesses" sector. Revenues generated by the Company's businesses operating in France, Italy and Greece, which contributed approximately $4.3 million of the total first quarter 1995 increase in international information service revenue, have not previously been consolidated. Revenue from the Company's information services business in the United Kingdom increased from $2.1 million in the first quarter of 1994 to $3.9 million in the first quarter of 1995, an increase of 85.7%. Of this increase, 12.3% relates to the weakening of the U.S. dollar compared to the local currency.

OPERATING EXPENSES

Operating expenses increased from $72.6 million in the first quarter of 1994 to $98.2 million in the first quarter of 1995. As a percentage of revenues, operating expenses increased from 82.7% in 1994 to 93.7% in the first quarter of 1995. Approximately 38.7% of the increase is attributable to the expansion of the Company's international information businesses, of which approximately 57.0% is due to the inclusion in the Company's consolidated financial statements of the operating expenses of the Company's French affiliate resulting from the Company's recently acquired majority interest in this venture. The increase in the Company's total operating expenses reflected a $15.0 million increase in compensation expense, a $4.7 million increase in amortization of deferred data procurement costs and a $3.9 million increase in depreciation and computer expenses required to deliver InfoScan services in the United States and Europe. Operating expenses also increased as a result of increases in client service staff to support current and planned future revenue increases, and increases in computer operations to support the Company's "OMEGA" production re-engineering and cost reduction project. Included in deferred data procurement costs is an increase of $3.0 million related to the Company's continuing expansion of data collection in its international information services businesses. Operating expense increases in software products and support services came from additional staffing and computer hardware and software expansion. These were incurred to support current and planned revenue growth. Expenses associated with the final implementation of the Company's Windows introduction also contributed to the increase in operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $10.6 million in the first quarter of 1994 to $11.6 million in the same three month period in 1995. As a percentage of revenue, SG&A expenses decreased from 12.1% to 11.1% for these respective periods. The dollar increases in SG&A expenses were attributable to increased spending in promotion and advertising and corporate related expenditures. Approximately 40.2% of the increase in total SG&A expense is due to the Company's increased ownership interest in its French affiliate. The decrease of SG&A expense as a percentage of revenue during the first quarter of 1995 was principally due to one-time charges of $1.4 million incurred in the first quarter of 1994 in connection with the cancelled acquisition of Asia-based SRG Holdings Limited.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


OTHER EXPENSE

Other expenses for the three months ended March 31, 1995 and 1994 were $954,000 and $4.9 million, respectively. The 1994 results reflect a pre-tax provision of $5.0 million related to shareholder litigation. Interest expense relating to bank borrowings increased in first quarter 1995 by $1.1 million relative to first quarter 1994 results.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Equity in loss of affiliated companies reflects losses recognized related to equity investments. The decrease was primarily due to the Company's increased ownership interest in its French affiliate whose accounts have now been included in the accompanying condensed consolidated financial statements.

INCOME TAXES

The Company's effective tax rate was 45.0% and 33.4% for the three months ended March 31, 1995 and 1994, respectively. The tax rate on operations including minority interest was 45.0% and 41.0% for the three months ended March 31, 1995 and 1994, respectively.

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

NET LOSS

As a result of the factors described above, net loss was $3.3 million and $7.9 million for the three months ended March 31, 1995 and 1994, respectively. Net loss per share was $0.12 and $0.31 for 1995 and 1994, respectively. Included in first quarter 1994 results, however, were one-time charges of $10.3 million, or $0.41 per share. Included in these charges for 1994 were cumulative effect of change in accounting principle for revenue recognition, shareholder litigation reserves and charges for the cancelled acquisition of SRG Holdings Limited.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its bank borrowings to $58.0 million at quarter end from $29.0 million at December 31, 1994. The primary use for borrowing has been the expansion of the Company's information services business in Europe. Since the Company's bank credit facility is limited to $65.0 million and decreases to $55.0 million at December 30, 1995, the Company's ability to continue funding growth of its businesses through further bank borrowings is severely restricted.

The Company continues to pursue a number of alternatives to finance its cash needs. However, to date the Company has not entered into any commitment with any party for the provision of such financing. In order to operate within its current cash resources, the Company recently instituted a number of measures to conserve cash. These include aggressive management of operating expenses, accounts receivable and payable and minimizing capital spending. In the event that these measures are not sufficient and the Company is unable to obtain new financing during 1995, the Company will likely have to cut back on certain other activities.

The Company obtained the consent of its bank syndicate waiving compliance with the current ratio of the bank credit facility as of March 31, 1995, since the Company was not in compliance with that ratio requirement at quarter end. If the Company obtains additional financing, it likely will seek amendments to its current bank credit facility. However, there can be no assurance that the Company will be able to comply with, or obtain waivers of, the financial covenants currently in its bank credit facility.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                          OTHER INFORMATION (CONT'D.)



Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

         Exhibit No.    Description of Exhibit                          Page
         -----------    ----------------------                          ----


         10             Second Amendment to Lease Agreement dated
                        September 27, 1990 between Randolph/Clinton
                        Limited Partnership and the Company
                        (filed herewith).                                EF

         11             Computations of loss per common
                        and common equivalent share (filed herewith).    EF

         27             Financial Data Schedule (filed herewith).        EF

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



                                INFORMATION RESOURCES, INC.
                                ---------------------------
                                (Registrant)






                                /s/ James G. Andress
                                ------------------------------------------
                                James G. Andress
                                Chief Executive Officer, President,
                                Chief Operating Officer, Acting Chief
                                Financial Officer and Director
                                (Authorized officer of Registrant and
                                principal financial officer)



May 15, 1995