Form 10-Q
period 1995-06-30
INFORMATION RESOURCES INC
filed 1995-08-14
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

    X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
  ----  Exchange Act of 1934.

       For the quarterly period ended June 30, 1995

  ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


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
                        Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                       --------     -------

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 28, 1995, was 26,884,375.

                 INFORMATION RESOURCES, INC. and Subsidiaries

                                     INDEX
                                     -----





                                                                    PAGE
                                                                   NUMBER
                                                                   ------
PART I.   FINANCIAL INFORMATION
- -------------------------------

Condensed Consolidated Balance Sheets                                 3

Condensed Consolidated Statements of Operations                       4

Condensed Consolidated Statements of Cash Flows                       5

Notes to Condensed Consolidated Financial Statements                  7

Management's Discussion and Analysis of
    Financial Condition and Results
    of Operations                                                    11



PART II.  OTHER INFORMATION
- ---------------------------

Item 4 - Submission of Matters to Vote of Security Holders           17

Item 6 - Exhibits and Reports on Form 8-K                            18

Signatures                                                           19

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                            JUNE 30, 1995   DECEMBER 31, 1994
- ------                                            -------------   -----------------
                                                   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                          $ 12,778         $ 11,792
  Accounts receivable, net                            143,885          119,851
  Deferred income taxes                                 4,963            4,471
  Prepaid expenses and other                            7,994            7,075
                                                     --------         --------
     Total Current Assets                             169,620          143,189
                                                     --------         --------

Property and equipment                                147,471          145,537
Accumulated depreciation and amortization             (82,348)         (85,244)
                                                     --------         --------
                                                       65,123           60,293

Investments                                            19,604           20,995

Other assets                                          148,737          130,077
                                                     --------         --------
                                                     $403,084         $354,554
                                                     ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases           $  2,103         $  1,998
  Accounts payable                                     28,997           19,665
  Accrued expenses                                     29,974           28,012
  Deferred revenue                                     36,118           17,733
  Other                                                 5,915            6,207
                                                     --------         --------
     Total Current Liabilities                        103,107           73,615
                                                     --------         --------

Long-term debt                                         53,750           29,000
Long-term capitalized leases                            3,471            2,452
Deferred income taxes                                   9,441           16,122
Deferred gain                                           4,255            4,463
Other liabilities                                       1,772            1,701

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
     $.01 par value - none issued                          --               --
  Common stock - authorized 60,000,000 shares
     in 1995 and in 1994, $.01 par value,
     issued and outstanding in 1995:
     26,868,000 shares; issued and outstanding
     in 1994: 26,493,277 shares                           269              265
  Capital in excess of par value                      175,154          169,703
  Retained earnings                                    50,606           57,506
  Cumulative translation adjustment                     1,259             (273)
                                                     --------         --------
     Total Stockholders' Equity                       227,288          227,201
                                                     --------         --------
                                                     $403,084         $354,554
                                                     ========         ========

        The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   --------------------  ----------------------
                                                         JUNE 30                JUNE 30
                                                   --------------------  ----------------------

                                                     1995        1994       1995        1994
                                                   ---------   --------   ---------   ---------

Revenues                                           $ 109,332   $ 92,183   $ 214,127   $ 179,861

Costs and expenses:
  Operating expenses                                (101,956)   (79,200)   (200,107)   (151,781)
  Selling, general and
    administrative expenses                          (12,409)   (10,842)    (24,033)    (21,413)
                                                   ---------   --------   ---------   ---------
                                                    (114,365)   (90,042)   (224,140)   (173,194)
                                                   ---------   --------   ---------   ---------
         Operating profit (loss)                      (5,033)     2,141     (10,013)      6,667


Interest expense and other, net                       (1,732)      (311)     (2,686)       (256)

Litigation provision                                      --         --          --      (5,000)

Equity in gain (loss) of affiliated companies            204     (2,071)        155      (4,329)
                                                   ---------   --------   ---------   ---------

Loss before income taxes,
  minority interest and cumulative effect
  of change in accounting principle                   (6,561)      (241)    (12,544)     (2,918)
Income tax (expense) benefit                           2,952         (9)      5,644         886
                                                   ---------   --------   ---------   ---------

Loss before minority interest
  and cumulative effect of change in
  accounting principle                                (3,609)      (250)     (6,900)     (2,032)
Minority interest                                         --        262          --         756
                                                   ---------   --------   ---------   ---------

Earnings (loss) before cumulative effect
  of change in accounting principle                   (3,609)        12      (6,900)     (1,276)
Cumulative effect on prior years of
  change in accounting principle                          --         --          --      (6,594)
                                                   ---------   --------   ---------   ---------
Net earnings (loss)                                $  (3,609)  $     12   $  (6,900)  $  (7,870)
                                                   =========   ========   =========   =========

Earnings (loss) per common and
 common equivalent share:
  Before cumulative effect of accounting change    $    (.13)  $          $    (.26)  $    (.05)
  Cumulative effect of accounting change                  --         --          --        (.26)
                                                   ---------   --------   ---------   ---------

Net earnings (loss)                                $    (.13)  $     --   $    (.26)  $    (.31)
                                                   =========   ========   =========   =========

Weighted average common and common
  equivalent shares                                   26,826     26,091      26,721      25,835
                                                   =========   ========   =========   =========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)





                                                                               SIX MONTHS ENDED JUNE 30
                                                                              --------------------------
                                                                                  1995          1994
                                                                              ------------  ------------
OPERATING ACTIVITIES:

Net loss                                                                        $ (6,900)     $ (7,870)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                                   12,933         9,872
  Amortization of capitalized software costs                                       4,597         3,975
  Amortization of deferred data procurement costs                                 40,767        31,033
  Deferred income taxes                                                           (7,508)         (861)
  Equity in (gain) loss of affiliated companies and minority interest               (155)        3,573
  Cumulative effect of change in revenue recognition                                  --         6,594
  Other                                                                            2,378           337
  Change in assets and liabilities:
    Increase in current assets                                                   (22,179)      (20,828)
    Increase in other assets                                                      (1,333)       (1,165)
    Increase in current liabilities, principally deferred revenue in 1995         20,011         1,918
    Other, net                                                                       (92)          374
                                                                                --------      --------
     Total adjustments                                                            49,419        34,822
                                                                                --------      --------
       Net cash provided by operating activities                                  42,519        26,952

INVESTING ACTIVITIES:
  Purchase of property and equipment - net                                       (11,064)      (13,021)
  Software costs                                                                  (5,043)       (6,146)
  Deferred data procurement costs                                                (48,404)      (39,283)
  Investment in joint ventures                                                    (4,812)       (1,832)
                                                                                --------      --------
     Net cash used in investing activities                                       (69,323)      (60,282)


FINANCING ACTIVITIES:
  Net borrowings (repayments) of capitalized leases                                1,124          (864)
  Net bank borrowings                                                             24,750        23,500
  Proceeds from exercise of stock options                                          1,236           732
  Capital contributions from minority interest                                        --           132
                                                                                --------      --------
     Net cash provided by financing activities                                    27,110        23,500

Effect of exchange rate on cash                                                      680           754
                                                                                --------      --------

Net increase (decrease) in cash                                                      986        (9,076)

Cash and cash equivalents at beginning of period                                  11,792        19,368
                                                                                --------      --------

Cash and cash equivalents at end of period                                      $ 12,778      $ 10,292
                                                                                ========      ========


                                  (continued)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   UNAUDITED
                                 (IN THOUSANDS)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                SIX MONTHS ENDED JUNE 30
                                                ------------------------

                                                     1995        1994
                                                   -------       ----

Cash paid (refunded) during the period for:

Interest                                           $ 2,408       $ 770
Income taxes (refund)                              $(1,064)      $(393)


In March, 1995, the Company and Middle East Market Research Bureau ("MEMRB") International entered into a strategic alliance agreement. In connection with this agreement, the Company issued 176,000 shares of its common stock having a market value of approximately $2.6 million to the stockholders of MEMRB and obtained an option to acquire up to a 49% ownership interest in MEMRB.



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Information Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc. and its subsidiaries (collectively "the Company") after elimination of intercompany transactions.

Reclassifications: Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2 - ACCOUNTS RECEIVABLE
- ----------------------------

Accounts receivable are as follows:


                                        June 30, 1995      December 31, 1994
                                        -------------      -----------------
(in 000's)

Billed                                     $ 83,907            $ 58,666
Unbilled                                     57,987              59,806
Other                                         5,739               4,305
                                           --------            --------
                                            147,633             122,777
Allowance for doubtful receivables           (3,748)             (2,926)
                                           --------            --------
                                           $143,885            $119,851
                                           ========            ========

NOTE 3 - INVESTMENTS
- --------------------

In February 1995, the Company purchased 39% of its French joint venture, IRI-SECODIP, from its joint venture partner increasing the Company's ownership in the joint venture from 50% to 89%. IRI - SECODIP has been consolidated since January 1, 1995.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

In March 1995, the Company entered into an alliance with MEMRB, a market research company based in Cyprus. In connection with this agreement, the Company issued 176,000 shares of its common stock having a market value of approximately $2.6 million and obtained an option to acquire up to a 49% ownership interest in MEMRB. The Company's $2.6 million investment in MEMRB has been accounted for as a cost investment in the consolidated financial statements.

MEMRB provides market research throughout 22 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the alliance, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company for its InfoScan syndicated tracking business and co-market certain information and software products with the Company.

NOTE 4 - OTHER ASSETS
- ---------------------

Other assets are as follows:


                                       June 30, 1995   December 31, 1994
                                       --------------  -----------------
                                                   (in 000's)

Deferred data procurement costs -
 net of accumulated amortization of
 of $119,175 in 1995 and
 $78,408 in 1994                          $103,385          $ 87,799

Capitalized software costs - net of
 accumulated amortization of
 $18,852 in 1995 and
 $14,255 in 1994                            24,186            23,357

Goodwill - net of accumulated
 amortization of $2,311 in
 1995 and $1,436 in 1994                     8,532             4,450

Other                                       12,634            14,471
                                          --------          --------

                                          $148,737          $130,077
                                          ========          ========

NOTE 5 - LONG TERM DEBT
- -----------------------

In November 1994, the Company established a three-year unsecured revolving bank credit facility. The credit facility allows borrowings of up to $65,000,000 through December 30, 1995 decreasing to $55,000,000 on December 31, 1995 and to $45,000,000 on December 31, 1996. The credit facility contains certain financial covenants including restrictions on additional indebtedness and liens, limitations on acquisitions and investments, and maintenance of minimum levels of tangible net worth, current, leverage and cash flow coverage ratios. At June 30, 1995 the Company was not in compliance with certain financial covenants and noncompliance with these covenants was waived by the banks. The Company has classified its debt according to its terms. In the third quarter of 1995, the entire amount outstanding under the credit facility was repaid by application of proceeds from the sale of the Company's general software business. (See Note 6 - Subsequent Event).

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

NOTE 6 - SUBSEQUENT EVENT
- -------------------------

On July 27, 1995 (the "Closing Date"), Information Resources, Inc. ("IRI") completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and related software application products relating to its on-line analytical processing business ("the General Software Business") previously operated by IRI's software division. The sale transaction was consummated pursuant to the terms of an Amended and Restated Asset Purchase Agreement dated as of June 12, 1995 between IRI and Oracle (the "Purchase Agreement"). Oracle acquired the EXPRESS technology and the general purpose EXPRESS-based products including the DataServer platform, Express Financial Management System and Express Enterprise Information System. The Company retained sales and marketing application products for use in the consumer packaged goods industry. IRI and Oracle also entered into certain on-going licensing and support agreements. In consideration for such assets and liabilities Oracle paid approximately $100 million in cash, subject to post-closing adjustment. Approximately $11.8 million of the sales proceeds were deposited to an interest-bearing escrow trust account. Of that amount, $8.0 million constitutes a general escrow to be held for at least one year. The remaining $3.8 million will be released upon completion of various closing events in Europe, which the Company anticipates will take place within 60 days after the closing. A portion of the sale proceeds were used to repay the bank credit facility. The remainder of the proceeds will be used to pay expenses of the sale and held for general corporate purposes.

The following information sets forth, for the periods and at the dates indicated, summarized unaudited pro forma condensed consolidated financial information for the Company. This financial information is derived from the historical consolidated financial statements and notes thereto and reflects (a) the condensed consolidated results of operations as if the following transactions had occurred on December 31, 1993 and (b) the condensed consolidated balance sheet as if the sale of the General Software Business occurred on June 30, 1995.

The transactions impacting pro forma financial information are:

(1) In July 1995 the Company sold its General Software Business to Oracle for approximately $100 million.

(2) In July 1995 the Company repaid all of its outstanding bank borrowings using the cash proceeds of the sale.

The pro forma condensed consolidated financial information reflects: (1) recognition of the impact of the sale of the General Software Business to Oracle and (2) the decrease of net interest expense resulting from the assumed payment of bank loans with proceeds from the sale. The net gain on the sale of the General Software Business to Oracle is not reflected in the unaudited pro forma condensed consolidated statement of operations for the periods presented. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, interest income on the remaining excess cash proceeds from the sale of the General Software Business after repayment of bank indebtedness and related expenses has not been benefited in the unaudited pro forma condensed consolidated statements of operations for the periods presented. The pro forma unaudited condensed consolidated financial information is not necessarily indicative of the consolidated results of operations as they might have been if the sales had been consummated on the assumed date.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

NOTE 6 - SUBSEQUENT EVENT, CONT'D.
- ---------------------------------

The following table presents, on a pro forma basis, a condensed consolidated balance sheet at June 30, 1995 and a condensed consolidated statement of operations for the six months ended June 30, 1995 and the year ended December 31, 1994 (in millions, except per share data):

Condensed Consolidated Balance Sheet
- ------------------------------------

                                       Pro Forma
                                     June 30, 1995
                                     -------------

Current assets                          $ 161.7
Property and equipment, net                59.7
Investments                                19.6
Deferred data procurement costs, net      103.4
Capitalized software, net                   7.5
Other assets                               20.0
                                        -------
                                        $ 371.9
                                        =======

Current liabilities                     $  85.0
Long-term debt                               --
Other long-term liabilities,
   principally deferred income taxes       35.6
Stockholders' equity                      251.3
                                        -------
                                        $ 371.9
                                        =======

Condensed Consolidated Statement of Operations
- ----------------------------------------------

                                                 Pro Forma              Pro Forma
                                              Six Months Ended     Twelve Months Ended
                                               June 30, 1995        December 31, 1994
                                              ----------------     -------------------
Revenues                                          $ 177.4                $ 313.3
                                                  =======                =======
Operating profit (loss)                              (5.6)                  12.5
                                                  =======                =======
Interest expense and other, net                       (.1)                    .3
                                                  =======                =======
Loss before income taxes,
  minority interest and cumulative
  effect of change in accounting principle           (5.8)                  (4.7)
                                                  =======                =======
Net loss before cumulative effect
  of change in accounting principle               $  (2.8)               $  (3.5)
                                                  =======                =======
Net loss per common and common
  equivalent share                                $  (.11)               $  (.13)
                                                  =======                =======
Weighted average common and common
  equivalent shares                                26,721                 26,056
                                                  =======                =======

If the remaining excess cash proceeds from sale were invested in U.S. Treasury securities, pro forma net loss before cumulative effect of change in accounting principle would be benefited by $.02 and $.07 per share for the six months ended June 30, 1995 and the year ended December 31, 1994, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENTS'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

 The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain items in the Condensed Consolidated Statements of Operations, and the percentage changes from period to period in such items.

                                                         PERCENTAGE INCREASE/(DECREASE)
                               PERCENTAGE OF REVENUE     OVER PRIOR PERIOD
                             -------------------------   ------------------------------

                              THREE MONTHS     SIX MONTHS    THREE MONTHS  SIX MONTHS
                                 ENDED            ENDED         ENDED        ENDED
                                JUNE 30          JUNE 30        1995/        1995/
                              1995    1994    1995    1994      1994         1994
                             ------  ------  ------  ------  ------------  ----------

Revenues                     100.0%  100.0%  100.0%  100.0%     18.6%        19.1%
Operating expenses           (93.3)  (85.9)  (93.5)  (84.4)     28.8         31.8
Selling, general & admin.    (11.3)  (11.8)  (11.2)  (11.9)     14.8         12.1
  Operating profit (loss)     (4.6)    2.3    (4.7)    3.7         *            *
Interest expense and
 other, net                   (1.6)      *    (1.3)      *         *            *
Litigation provision            --      --      --    (2.8)       --            *
Equity in gain (loss)
 of affiliates                   *    (2.2)      *    (2.4)        *            *
Income tax (expense)
 benefit                       2.7      --     2.6      .5         *            *
Minority interest               --       *      --       *         *            *
Cumulative effect of
 accounting change              --      --      --    (3.7)       --            *
  Net earnings (loss)         (3.3)     --    (3.2)   (4.4)        *            *


* Not meaningful

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

REVENUES

Revenues attributable to the Company's data and analysis services and business intelligence software are as follows:

                                              SIX MONTHS ENDED      THREE MONTHS ENDED
                                                  JUNE 30                JUNE 30
                                              -------------------   ------------------
                                                1995       1994       1995       1994
                                              --------   --------   ---------  -------
(IN 000'S)

Domestic Data and Analysis Services:
  InfoScan and Testing Services               $116,945   $110,637   $ 59,883   $56,790
  Towne-Oller and Other                          7,686      8,235      3,375     4,074
  Retailer Services                              7,969      6,285      3,710     3,401
                                              --------   --------   --------   -------
 Total Domestic Data and Analysis Services     132,600    125,157     66,968    64,265
                                              --------   --------   --------   -------

International Data and Analysis Services        18,499      5,519      9,613     2,921
                                              --------   --------   --------   -------

   Total Data and Analysis Services            151,099    130,676     76,581    67,186
                                              --------   --------   --------   -------

Business Intelligence Software                  63,028     49,185     32,751    24,997
                                              --------   --------   --------   -------

    Total Revenues                            $214,127   $179,861   $109,332   $92,183
                                              ========   ========   ========   =======

The Company's consolidated revenue from operations for the six months ended June 30, 1995 increased 19.1% to $214.1 million compared to $179.9 million for the first six months of 1994. Consolidated revenue for the three month period ended June 30, 1995 increased 18.6% to $109.3 million compared to $92.2 million for the same period of 1994. The revenue growth resulted principally from sharply increased revenues from its business intelligence software products and the expansion of international data and analysis services.

Revenues from the Company's domestic data and analysis services business for the six months ended June 30, 1995 were $132.6 million, an increase of 5.9% over the same period in 1994. Domestic data and analysis services revenues for the second quarter of 1995 were $67.0 million, an increase of 4.2% over the same three month period in 1994. Revenue growth of the Company's domestic data and analysis services business was lower than the prior year comparable periods due to the continued effects of an intense pricing environment which began in late
1993.   The Company's InfoScan contract revenues were most severely affected, and as a result, base contract revenues remained relatively constant compared to the prior year. However, non-base contract, or ad hoc use of the Company's information services continued to increase.

The Company's international data and analysis services business made a significant contribution to the overall revenue growth. International data and analysis services revenue for the six months ended June 30, 1995 increased $13.0 million to $18.5 million from $5.5 million in the comparable period of 1994. Revenue for the three months ended June 30, 1995 increased $6.7 million to $9.6 million from $2.9 million in the comparable period of 1994. Revenues generated by the Company's data business operating in France, which was consolidated beginning in 1995, were $7.1 million and $3.9 million for the six and three month periods ended June 30, 1995.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

In dollar terms the Company's foreign revenues also benefited from the weakening of the U.S. dollar compared to certain local currencies.

Revenues from the Company's business intelligence software products for the first six months of 1995 and 1994 were $63.0 million and $49.2 million, respectively, and for the second quarter of 1995 and 1994 were $32.8 million and $25.0 million, respectively. Consolidated results for all periods include the operations of the General Software Business which was sold to Oracle on July 27, 1995. This part of the software business reported revenue for the six and three months ended June 30, 1995 of approximately $37 million and $19 million, respectively, compared to approximately $26 million and $13 million for the same periods in 1994, respectively, as revenues rebounded from somewhat depressed year-earlier levels. The portion of the software business being retained by the Company reported revenue of approximately $26 million for the six months ended June 30, 1995, an 11.2% increase compared to the revenue achieved for the same period of 1994. The portion of the software business retained by the Company reported revenue of approximately $13 million for the three months ended June 30, 1995, a 10.3% increase compared to second quarter of 1994. The Company achieved revenue growth in its business intelligence software products due to sharp increases in both delivery of software applications to new and existing customers and additional consulting revenue along with increased software maintenance revenue.

OPERATING EXPENSES

Consolidated operating expenses increased $48.3 million or 31.8% to $200.1 million in the first six months of 1995 from $151.8 million in the first six months of 1994. Consolidated operating expenses increased $22.8 million or 28.8% to $102.0 million in the second quarter of 1995 from $79.2 million in the second quarter of 1994. For the six and three months ended June 30, 1995 approximately $19.6 million and $9.7 million, respectively, of the increases were attributable to the expansion of the Company's international data and analysis services business, of which approximately $11.0 million and $5.4 million, respectively, is due to the inclusion in the consolidated financial statements of the Company's recently acquired majority interest in its French affiliate. Expenses for foreign operations were also negatively affected by the weakening of the U.S. dollar.

The overall increase in the Company's total operating expenses for the six month period ended June 30, 1995 reflected a $13.8 million increase in domestic compensation expense, a $13.0 million increase in international compensation expense, a $9.7 million increase in amortization of deferred data procurement costs, principally in Europe, and a $5.2 million increase in computer expenses required to deliver InfoScan services in Europe and the United States. Aside from expense increases relating to the international expansion, consolidated operating expenses also increased as a result of increases in computer operations and in client service staff to support current and planned future revenue increases, primarily related to census data. In addition, increases in computer operations to support the Company's "OMEGA" production re-engineering and cost reduction project were required.

Consolidated results for all periods include the operations of the General Software Business sold to Oracle Corporation on July 27, 1995. This part of the software business reported operating expenses for the six and three months ended June 30, 1995 of approximately $35.1 million and $18.3 million compared to $27.4 million and $14.3 million for the same periods in 1994.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $2.6 million or 12.1% to $24.0 million in the first six months of 1995 from $21.4 million in the same six month period in 1994. Consolidated selling, general and administrative expenses increased $1.6 million or 14.8% to $12.4 million in the second quarter of 1995 compared to $10.8 million in the same three month period of 1994. For the six and three months ended June 30, 1995 approximately $1.2 million and $.8 million, respectively, of the increase in total selling, general and administrative expense were due to consolidation of the Company's French affiliate. The dollar increases in consolidated selling, general and administrative expenses were attributable to increased spending in corporate related expenditures, promotion and advertising and employee recruiting and development. Consolidated selling, general and administrative expense in 1994 includes a one-time charge of $1.4 million incurred in connection with the cancelled acquisition of Asia-based SRG Holdings Limited.

Consolidated results for all periods include the operations of a portion of the Company's General Software Business sold to Oracle on July 27, 1995. This part of the software business reported selling, general and administrative expenses for the six and three months ended June 30, 1995 of approximately $5.9 million and $2.8 million compared to $4.7 million and $2.9 million for the same periods in 1994.

OTHER EXPENSE

Other expenses for the six months ended June 30, 1995 and 1994 were $2.7 million and $5.3 million, respectively. Other expenses for the quarter ended June 30, 1995 and 1994 were $1.7 million and $.3 million respectively. The 1994 results reflect a pre-tax provision of $5.0 million related to shareholder litigation, for which a settlement was approved by the federal district court on March 3, 1995. Interest expense relating to bank borrowings increased in the first six months of 1995 by $1.9 million relative to the first six months of 1994, due to extensive cash requirements needed to further the expansion of the Company's international data and analysis services business into Europe.

EQUITY IN GAIN (LOSS) OF AFFILIATED COMPANIES

Equity in gain (loss) of affiliated companies reflects gains and losses recognized related to equity investments. The increase was primarily due to the Company's increased ownership interest in its French affiliate which, effective January 1, 1995, has been included as a consolidated subsidiary of the Company.

INCOME TAXES

The Company's effective tax rate on operations including minority interest was 45.0% and 41% for the six months ended June 30, 1995 and 1994, respectively. The principle causes of the Company's effective tax rate in excess of the Federal statutory rate are state and local taxes and, in 1995, certain unbenefited foreign losses.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

NET EARNINGS (LOSS)

As a result of the factors described above, net loss was ($3.6) million for the second quarter of 1995 and ($6.9) million for the six months ended June 30, 1995 versus break-even for the second quarter of 1994 and a net loss of ($7.9) million for the six months ended June 30, 1994. Included in 1994 results, however, were one-time charges of ($10.3) million, or ($0.41) per share relating to the cumulative effect of change in accounting principle for revenue recognition, shareholder litigation reserves and charges for the cancelled acquisition of SRG Holdings Limited.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash provided by operating activities was $42.5 million for the first six months of 1995 compared to $27.0 million for the same period in 1994. Cash provided by operating activities increased due primarily to cash received from customers in 1995 reflected as deferred revenue. Cash used for net investing activities was $69.3 million for the first six months of 1995 versus $60.3 million for the same period in 1994. This increase is primarily due to data procurement costs attributable to the expansion of the Company's data collection efforts in Europe and, to a much lesser degree, the United States. Cash provided by financing activities was $27.1 million for the first six months of 1995 in comparison to $23.5 million for the first six months of 1994. The net financing activities in 1995 and 1994 reflect net bank borrowings of $24.8 million and $23.5 million, respectively used to fund the Company's continuing development of its international data and analysis services business.

SALE OF GENERAL SOFTWARE BUSINESS: On July 27, 1995, the Company sold its General Software Business to Oracle for approximately $100 million in cash, of which $11.8 million was placed in escrow. On July 28, 1995 the entire amount outstanding under the credit facility was repaid by application of a portion of the proceeds from the sale of the General Software Business. The remainder of the proceeds will be used to pay expenses associated with the sale and held for general corporate purposes.

FINANCINGS: The Company increased its bank borrowings to $53.8 million at June 30, 1995 from $29.0 million at December 31, 1994. The primary use of borrowings has been the expansion of the Company's data and analysis services business in Europe. The Company's bank credit facility is limited to $65.0 million and decreases to $55.0 million at December 31, 1995 and to $45.0 million at December 31, 1996. At June 30, 1995 the Company was not in compliance with certain financial covenants, and noncompliance with these covenants was waived by the banks.

The Company intends to renegotiate or replace its bank credit facility during the second half of 1995. As a result of the cash generated from the sale of the General Software Business to Oracle in July 1995 the Company does not expect to have any drawings under its bank credit facility during the remainder of 1995. The Company has agreed not to borrow under the current bank credit facility until new financial covenants have been established.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



CAPITAL EXPENDITURES: Consolidated capital expenditures were $11.1 million and $13.0 million for the six months of 1995 and 1994, respectively. This decline was due to the implementation of an aggressive program to minimize capital spending in the first half of 1995.

Consolidated deferred data procurement expenditures were $48.4 million and $39.3 million for the six months of 1995 and 1994, respectively. The increase in deferred data procurement expenditures is principally related to the expansion of the Company's international data and analysis services business. Management expects to continue its investment in its information data and analysis services business in Europe. These operations will continue to require substantial investment through at least the end of 1996.

Consolidated software development costs were $5.0 million and $6.1 million for the six months of 1995 and 1994, respectively. Due to the sale of the General Software Business to Oracle, software development costs are expected to decrease over the remaining months of 1995 compared to 1994.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION



Item 4.  Submission of Matters to Vote of Security Holders.

   (a) The annual meeting of Stockholders of the Company was held May 24, 1995.

   (b) Without solicitation in opposition, the nominees listed in the proxy statement soliciting proxies were elected as directors to serve for a three-year term ending in 1998 as follows:

         Name                  Votes For   Votes Withheld
         ----                  ----------  --------------

   Gian M. Fulgoni             22,024,297      127,501
   James G. Andress            22,025,197      126,601
   Leonard M. Lodish, Ph.D.    22,025,265      126,533
   Edith W. Martin, Ph.D.      22,025,497      126,301
   Thomas W. Wilson, Jr.       22,025,397      126,401

   Following is the name of each other director whose term of office as a director continued after the meeting for terms ending in either 1996 or 1997:
   Edwin E. Epstein, Edward E. Lucente, Jeffrey P. Stamen, Gerald J. Eskin, John D.C. Little, Ph.D., George G. Montgomery, Jr., and Glen L. Urban, Ph.D.

   (c) The appointment of Grant Thornton LLP, independent certified public accountants for the Company for the year ended December 31, 1995, was ratified as follows:

       Votes For              Votes Against  Votes Withheld
       ----------             -------------  --------------

       22,067,811                 46,075         37,912


   (d) The amendment to the Executive Stock Option Plan increasing the number of shares authorized for issuance thereunder was approved as follows:

    Votes For       Votes Against  Votes Withheld  Broker Non-Votes
- ------------------  -------------  --------------  ----------------

   14,352,291         7,580,623         80,947          137,937

   (e) The amendment to the Executive Stock Option designed to preserve the tax deductibility of certain compensation paid thereunder was approved as follows:

    Votes For       Votes Against  Votes Withheld  Broker Non-Votes
- ------------------  -------------  --------------  ----------------

    21,820,765         162,760         88,742           79,531

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                          OTHER INFORMATION (CONT'D.)



Item 6.  Exhibits and Reports on Form 8-K.

   a.    Exhibits

         Exhibit No.   Description of Exhibit                         Page
         -----------   ----------------------                       -------

            2          Amended and Restated Asset Purchase
                       Agreement dated as of June 12, 1995 by and
                       between the Company and Oracle
                       Corporation (Incorporated by reference.
                       Previously filed as Exhibit 2.1 to the
                       Company's Current Report on Form 8-K dated
                       July 27, 1995 and filed August 11, 1995).     IBRF

            3          1992 Executive Stock Option Plan, as
                       amended effective May 24, 1995 (filed
                       herewith).                                      EF

           10.2        Amendment to Credit Agreement dated
                       November 3, 1994, between the Company and
                       Harris Trust and Savings Bank (filed
                       herewith).                                      EF

           10.2        Licenses - Back Agreement dated as of
                       July 27, 1995 between the Company and Oracle
                       Corporation (Incorporated by reference.
                       Previously filed as Exhibit B to the Amended
                       and Restated Asset Purchase Agreement dated
                       as of July 27, 1995 filed as Exhibit 2.1 to
                       the Current Report on Form 8-K dated July 27,
                       1995 and filed August 11, 1995).              IBRF

           27          Financial Data Schedule (filed herewith).       EF

   b.    Reports on Form 8-K.

           Form 8-K dated July 27, 1995 (filed with the SEC on August 11, 1995).

           Items Reported:

           Item 2:     Disposition of Assets

           Item 7:     Financial Statements and Exhibits

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



                                INFORMATION RESOURCES, INC.
                                ---------------------------
                                (Registrant)






                                /s/  Gary M. Hill
                                ----------------------------------------
                                Gary M. Hill
                                Executive Vice President
                                   and Chief Financial Officer
                                (Authorized officer of Registrant and
                                principal financial officer)


August 14, 1995