Form 10-Q
period 1995-09-30
INFORMATION RESOURCES INC
filed 1995-11-14
CIK 714278

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
-----  Exchange Act of 1934.

            For the quarterly period ended September 30, 1995

       Transition report pursuant to Section 13 or 15(d) of the ----- Securities Exchange Act of 1934.

       Commission file number 0-11428

                          INFORMATION RESOURCES, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                    36-2947987
       -------------------------------  -----------------------
       (State or other jurisdiction of  (I.R.S. Employer
       incorporation or organization)   Identification No.)

       150 North Clinton Street, Chicago, Illinois     60661
       -------------------------------------------  ------------
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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 31, 1995, was 27,355,366.

                 INFORMATION RESOURCES, INC. and Subsidiaries

                                     INDEX
                                     -----

                                                            PAGE
                                                           NUMBER
                                                           ------

PART I.  FINANCIAL INFORMATION
------------------------------

Condensed Consolidated Balance Sheets                         3

Condensed Consolidated Statements of Operations               4

Condensed Consolidated Statements of Cash Flows               5

Notes to Condensed Consolidated Financial Statements          7

Management's Discussion and Analysis of
  Financial Condition and Results
  of Operations                                              11

PART II. OTHER INFORMATION
--------------------------

Item 6 - Exhibits and Reports on Form 8-K                    17

Signatures                                                   18

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


ASSETS                                           SEPTEMBER 30, 1995     DECEMBER 31, 1994
------                                           ------------------     -----------------
                                                    (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                          $ 35,582               $ 11,792
  Accounts receivable, net                            100,057                119,851
  Deferred income taxes                                 4,974                  4,471
  Escrow receivable                                     8,000                     --
  Prepaid expenses and other                            6,668                  7,075
                                                     --------               --------
       Total Current Assets                           155,281                143,189
                                                     --------               --------

Property and equipment                                132,188                145,537
Accumulated depreciation and amortization             (73,231)               (85,244)
                                                     --------               --------
                                                       58,957                 60,293

Investments                                            18,332                 20,995

Other assets                                          117,954                130,077
                                                     --------               --------
                                                     $350,524               $354,554
                                                     ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases           $  2,544               $  1,998
  Accounts payable                                     31,635                 19,665
  Accrued compensation and benefits                    18,411                 14,008
  Accrued expenses                                     17,501                 14,004
  Deferred revenue                                     24,931                 17,733
  Other                                                 5,679                  6,207
                                                     --------               --------
       Total Current Liabilities                      100,701                 73,615
                                                     --------               --------

Long-term debt                                          4,218                 31,452
Deferred income taxes                                  11,557                 16,122
Deferred gain                                           4,219                  4,463
Other liabilities                                       3,160                  1,701

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
       $.01 par value - none issued                        --                     --
  Common stock - authorized 60,000,000 shares,
       $.01 par value; issued and outstanding
       in 1995:  27,342,610 shares; issued and
       outstanding in 1994: 26,493,277 shares             273                    265
  Capital in excess of par value                      180,477                169,703
  Retained earnings                                    45,744                 57,506
  Cumulative translation adjustment                       175                   (273)
                                                     --------               --------
       Total Stockholders' Equity                     226,669                227,201
                                                     --------               --------
                                                     $350,524               $354,554
                                                     ========               ========


       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  ---------------------    ----------------------
                                                      SEPTEMBER 30              SEPTEMBER 30
                                                  ---------------------    ----------------------
                                                     1995        1994         1995         1994
                                                  ---------    --------    ---------    ---------
Revenues                                          $  87,288    $ 92,915    $ 301,415    $ 272,776

Costs and expenses:
  Operating expenses                                (91,582)    (83,020)    (291,689)    (234,801)
  Selling, general and
    administrative expenses                         (17,252)    (11,202)     (41,285)     (32,615)
  Nonrecurring expenses                             (22,759)         --      (22,759)          --
                                                  ---------    --------    ---------    ---------
                                                   (131,593)    (94,222)    (355,733)    (267,416)
                                                  ---------    --------    ---------    ---------

         Operating profit (loss)                    (44,305)     (1,307)     (54,318)       5,360

Net gain on disposition of assets                    41,126          --       41,126           --

Interest expense and other, net                        (446)       (437)      (3,132)        (693)

Litigation provision                                     --      (3,000)          --       (8,000)

Equity in gain (loss) of affiliated companies            91        (683)         246       (5,012)
                                                  ---------    --------    ---------    ---------

Loss before income taxes,
  minority interest and cumulative effect
  of change in accounting principle                  (3,534)     (5,427)     (16,078)      (8,345)
Income tax (expense) benefit                         (1,400)      2,130        4,244        3,016
                                                  ---------    --------    ---------    ---------

Loss before minority interest
  and cumulative effect of change in
  accounting principle                               (4,934)     (3,297)     (11,834)      (5,329)
Minority interest                                       132         193          132          949
                                                  ---------    --------    ---------    ---------

Loss before cumulative effect
   of change in accounting principle                 (4,802)     (3,104)     (11,702)      (4,380)
Cumulative effect on prior years of
  change in accounting principle                         --          --           --       (6,594)
                                                  ---------    --------    ---------    ---------
Net loss                                          $  (4,802)   $ (3,104)   $ (11,702)   $ (10,974)
                                                  =========    ========    =========    =========

Net loss per common and
 common equivalent share:
  Before cumulative effect of accounting change   $    (.18)   $   (.12)   $    (.44)   $    (.17)
  Cumulative effect of accounting change                 --          --           --         (.25)
                                                  ---------    --------    ---------    ---------

Net loss                                          $    (.18)   $  $(.12)   $    (.44)   $    (.42)
                                                  =========    ========    =========    =========

Weighted average common and common
  equivalent shares                                  27,128      26,174       26,856       25,948
                                                  =========    ========    =========    =========


        The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (IN THOUSANDS)

                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                         --------------------------------
                                                                              1995             1994
                                                                         ---------------  ---------------
OPERATING ACTIVITIES:

Net loss                                                                    $(11,702)        $(10,974)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                               19,208           15,324
  Amortization of capitalized software costs                                   5,893            6,067
  Amortization of deferred data procurement costs                             62,434           47,921
  Deferred income taxes                                                       (5,400)          (4,119)
  Equity in (gain) loss of affiliated companies and minority interest           (378)           4,063
  Cumulative effect of change in revenue recognition                              --            6,594
  Nonrecurring expenses                                                       22,759               --
  Net gain on disposition of assets                                          (41,126)              --
  Other                                                                        1,525            1,073
  Change in assets and liabilities:
    Increase in current assets                                                (7,224)         (18,757)
    Increase in other assets                                                    (920)            (978)
    Increase (decrease) in current liabilities                                 8,347           (4,153)
    Other, net                                                                   (96)             367
                                                                            --------         --------
     Total adjustments                                                        65,022           53,402
                                                                            --------         --------
       Net cash provided by operating activities                              53,320           42,428

INVESTING ACTIVITIES:
  Proceeds from disposition of assets                                         92,000               --
  Purchase of property and equipment - net                                   (18,369)         (16,958)
  Capitalized software costs                                                  (7,179)          (8,807)
  Deferred data procurement costs                                            (72,482)         (58,961)
  Investment in joint ventures                                                (4,812)          (1,832)
                                                                            --------         --------
     Net cash used in investing activities                                   (10,842)         (86,558)


FINANCING ACTIVITIES:
  Net borrowings (repayments) of capitalized leases                            2,291           (1,183)
  Net bank (repayments) borrowings                                           (29,000)          29,515
  Proceeds from exercise of stock options                                      6,503            2,440
  Capital contributions from minority interest                                 1,341              136
                                                                            --------         --------
     Net cash (used) provided by financing activities                        (18,865)          30,908

Effect of exchange rate on cash                                                  177            1,000
                                                                            --------         --------

Net increase (decrease) in cash                                               23,790          (12,222)

Cash and cash equivalents at beginning of period                              11,792           19,368
                                                                            --------         --------

Cash and cash equivalents at end of period                                  $ 35,582         $  7,146
                                                                            ========         ========

                                  (continued)

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D.
                                   UNAUDITED
                                (IN THOUSANDS)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                             NINE MONTHS ENDED SEPTEMBER 30
                                             ------------------------------
                                               1995                  1994
                                             --------              --------

CASH PAID (REFUNDED) DURING THE PERIOD FOR:

Interest                                     $  3,155              $  1,419
Income taxes                                 $   (836)             $    975


In March, 1995, Information Resources, Inc. ("IRI") and Middle East Market Research Bureau ("MEMRB") International entered into a strategic alliance agreement. In connection with this agreement, IRI issued common stock having a market value of approximately $2.6 million to the stockholders of MEMRB and obtained an option to acquire up to a 49% ownership interest in MEMRB.



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

NOTE 2 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable are as follows:

                                   September 30, 1995   December 31, 1994
                                   ------------------   -----------------
                                                 (in 000's)

Billed                                  $ 62,084             $ 58,666
Unbilled                                  35,916               59,806
Other                                      7,153                4,305
                                        --------             --------
                                         105,153              122,777
Reserve for accounts receivable           (5,096)              (2,926)
                                        --------             --------
                                        $100,057             $119,851
                                        ========             ========

NOTE 3 - INVESTMENTS
--------------------

In February 1995, IRI purchased 39% of its French joint venture, IRI-SECODIP, from its joint venture partner increasing IRI's ownership in the joint venture from 50% to 89%. IRI - SECODIP has been consolidated since January 1, 1995.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

In March 1995, IRI entered into an alliance with MEMRB, a market research company based in Cyprus. In connection with this agreement, IRI issued common stock having a market value of approximately $2.6 million and obtained an option to acquire up to a 49% ownership interest in MEMRB. IRI's $2.6 million investment in MEMRB has been accounted for as a cost investment in the consolidated financial statements.

NOTE 4 - OTHER ASSETS
---------------------

Other assets are as follows:

                                       September 30, 1995  December 31, 1994
                                       ------------------  ------------------
                                                     (in 000's)

Deferred data procurement costs -
 net of accumulated amortization of
 of $136,553 in 1995 and
 $78,408 in 1994                            $ 93,019           $ 87,799

Capitalized software costs - net of
 accumulated amortization of
 $10,194 in 1995 and
 $14,255 in 1994                               7,957             23,357

Goodwill - net of accumulated
 amortization of $1,873 in
 1995 and $1,436 in 1994                       6,460              4,450

Other                                         10,518             14,471
                                            --------           --------

                                            $117,954           $130,077
                                            ========           ========

NOTE 5 - LONG TERM DEBT
-----------------------

The Company repaid the entire amount outstanding under its bank credit facility in July 1995 using proceeds from the sale of the Company's general software business. (See Note 7 - Net Gain on Disposition of Assets.)

In November 1995, the Company replaced its $65 million bank credit facility maturing in 1997 with a new $50 million facility maturing in 1998, with interest rate options at or below prime. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or allow liens on its assets. The financial covenants also require the Company to meet tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratios.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

NOTE 6 - NONRECURRING EXPENSES
------------------------------

Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally accelerated recognition of deferred European data procurement costs, to net realizable value and a $10.4 million charge principally relating to the Company's Towne-Oller facility closing and related severance charge. The nonrecurring expense relating to the Company's Towne Oller business was initiated by the Company's decision to transition Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data.

NOTE 7 - NET GAIN ON DISPOSITION OF ASSETS
------------------------------------------

On July 27, 1995 (the "Closing Date"), the Company completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and related software application products relating to its on-line analytical processing business
(the "General Software Business") previously operated by the Company's software division. The sale transaction was consummated pursuant to the terms of an Amended and Restated Asset Purchase Agreement dated as of June 12, 1995 between the Company and Oracle (the "Purchase Agreement"). Oracle acquired the EXPRESS technology and the general purpose EXPRESS-based products including the DataServer platform, Express Financial Management System and Express Executive Information System. The Company retained sales and marketing application products for use in the consumer packaged goods industry. The Company and Oracle also entered into certain on-going licensing and support agreements. In consideration for such assets and liabilities, Oracle paid approximately $100 million in cash subject to post-closing adjustment. Approximately $11.8 million of the sales proceeds were deposited to an interest-bearing escrow trust account of which $3.8 million was released in August 1995. The remaining $8.0 million constitutes a general escrow to be held for approximately one year. A portion of the sale proceeds were used to repay the Company's bank credit facility. The remainder of the proceeds will be used to pay expenses of the sale and held for general corporate purposes.

The following information sets forth, for the periods and at the dates indicated, summarized unaudited pro forma condensed consolidated financial information for the Company. This financial information is derived from the historical consolidated financial statements and notes thereto and reflects the condensed consolidated results of operations as if the following transactions had occurred on December 31, 1993.

The transactions impacting pro forma financial information are:

(1) In July 1995, the Company sold its General Software Business to Oracle for approximately $100 million.

(2) In July 1995, the Company repaid all of its outstanding bank borrowings using the cash proceeds of the sale.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

NOTE 7 - NET GAIN ON DISPOSITION OF ASSETS, CONT'D.
---------------------------------------------------

The following table presents, on a pro forma basis, a condensed consolidated statement of operations for the nine months ended September 30, 1995 and the year ended December 31, 1994. (In millions, except per share data):


Condensed Consolidated Statement of Operations
----------------------------------------------

                                                 Pro Forma            Pro Forma
                                             Nine Months Ended   Twelve Months Ended
                                            September 30, 1995    December 31, 1994
                                            ------------------  --------------------

Revenues                                         $ 261.2              $ 313.3
                                                 =======              =======
Operating profit (loss)                            (46.4)                12.5
                                                 =======              =======
Interest expense and other, net                      (.2)                  .3
                                                 =======              =======
Loss before income taxes,
  minority interest and cumulative
  effect of change in accounting principle         (47.5)                (4.7)
                                                 =======              =======
Net loss before cumulative effect
  of change in accounting principle              $ (29.1)             $  (3.5)
                                                 =======              =======
Net loss per common and common
  equivalent share                               $ (1.08)             $  (.13)
                                                 =======              =======
Weighted average common and common
  equivalent shares                               26,856               26,056
                                                 =======              =======

If the remaining excess cash proceeds from sale were invested in U.S. Treasury securities, pro forma net loss before cumulative effect of change in accounting principle would be benefited by $.03 and $.07 per share for the nine months ended September 30, 1995 and the year ended December 31, 1994, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENTS'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain items in the Condensed Consolidated Statements of Operations, and the percentage changes from period to period in such items.

                                                              PERCENTAGE INCREASE/(DECREASE)
                                  PERCENTAGE OF REVENUE              OVER PRIOR PERIOD
                              -----------------------------   ------------------------------
                              NINE MONTHS      THREE MONTHS
                                 ENDED            ENDED        NINE MONTHS     THREE MONTHS
                              SEPTEMBER 30     SEPTEMBER 30       ENDED           ENDED
                              1995    1994    1995     1994     1995/1994       1995/1994
                             ------  ------   ------  ------  -------------   --------------

Revenues                     100.0%  100.0%   100.0%  100.0%      10.5%            (6.1)%
Operating expenses           (96.7)  (86.0)  (104.9)  (89.3)      24.2             10.3
Selling, general & admin.    (13.7)  (12.0)   (19.8)  (12.1)      26.7             54.5
Nonrecurring expenses         (7.6)     --    (26.1)     --        *                *
                             -----   -----   ------   -----       ----            -----
  Operating profit (loss)    (18.0)    2.0    (50.8)   (1.4)       *                *
                             =====   =====   ======   =====       ====            =====

  Net earnings (loss)         (3.9)   (4.0)    (5.5)   (3.3)       6.7             54.7
                             =====   =====   ======   =====       ====            =====

* Not meaningful

REVENUES

A summary of IRI's revenues is as follows:


                                                      NINE MONTHS ENDED         THREE MONTHS ENDED
                                                         SEPTEMBER 30              SEPTEMBER 30
                                                   ------------------------  ------------------------
                                                      1995         1994         1995         1994
                                                   ----------  ------------  ----------  ------------
                                                                       (IN 000'S)

North American Information and
    Software Services                               $232,289     $223,666     $73,329      $74,878

International Information and Software Services       28,928        8,892      10,524        3,373

Software Business sold to Oracle                      40,198       40,218       3,435       14,664
                                                    --------     --------     -------      -------

  Total Revenues                                    $301,415     $272,776     $87,288      $92,915
                                                    ========     ========     =======      =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


The Company's consolidated revenue from operations for the nine months ended September 30, 1995 increased 10.5% to $301.4 million compared to $272.8 million for the first nine months of 1994. Consolidated revenue for the three month period ended September 30, 1995 decreased 6.1% to $87.3 million compared to $92.9 million for the same period of 1994. The year-to-date revenue growth resulted principally from increased revenues from the expansion of International Information and Software Services operations and an increase from North American Information and Software Services. The decrease in third quarter consolidated revenues was due to the sale of the General Software Business to Oracle in July 1995 and slightly lower revenues from the Company's North American Information and Software Services operations partially offset by a significant increase in revenues of the Company's International Information and Software Services operations.

Revenues from the Company's North American Information and Software Services operations for the nine months ended September 30, 1995 were $232.3 million, an increase of 3.9% over the same period in 1994. North American Information and Software Services revenues for the third quarter of 1995 were $73.3 million, a decrease of 2.1% over the same three month period in 1994. Base InfoScan contract revenues were at levels below the nine months and third quarter of 1994, largely due to the continuing effects of a competitive pricing environment which began in late 1993. Sales of census-based services were up sharply from a low base. Non-base contract, or ad hoc use of the Company's information services increased for the nine months of 1995 but were relatively flat for the third quarter of 1995. Included in the North American revenue was the portion of the software applications business retained by the Company, which reported revenue of $37.7 million and $11.4 million for the nine months and third quarter of 1995, respectively.

The Company's International Information and Software Services operations made a significant contribution to the overall revenue growth. International Information and Software Services revenue for the nine months ended September 30, 1995 increased $20.0 million to $28.9 million from $8.9 million in the comparable period of 1994. Revenue for the three months ended September 30, 1995 increased $7.1 million to $10.5 million from $3.4 million in the comparable period of 1994. Revenues generated by the Company's information business operating in France, which was consolidated beginning in 1995, were $11.3 million and $4.1 million for the nine and three month periods ended September 30, 1995. In dollar terms, the Company's foreign revenues also benefited from the weakening of the U.S. dollar compared to certain local currencies.

Consolidated results for all periods included the operations of the General Software Business until sold to Oracle on July 27, 1995. Revenues from this business for the first nine months of 1995 and 1994 were $40.2 million and $40.2 million, respectively, and for the third quarter of 1995 and 1994 were $3.4 million and $14.7 million, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


OPERATING EXPENSES

Consolidated operating expenses increased $56.9 million or 24.2% to $291.7 million in the first nine months of 1995 from $234.8 million in the first nine months of 1994. Consolidated operating expenses increased $8.6 million or 10.3% to $91.6 million in the third quarter of 1995 from $83.0 million in the second quarter of 1994. For the nine and three months ended September 30, 1995 approximately $23.5 million and $8.4 million, respectively, of the increases were attributable to the expansion of the Company's International Information and Software Services operations of which approximately $16.9 million and $5.9 million, respectively, was due to the inclusion in the consolidated financial statements, in 1995, of the Company's recently acquired majority interest in its French affiliate. Expense increases for foreign operations were also caused by the weakening of the U.S. dollar in 1995.

The overall increase in the Company's total operating expenses for the nine month period ended September 30, 1995 reflected a $13.2 million increase in North American Information and Software Services compensation expense, a $18.5 million increase in International Information and Software Services compensation expense, a $14.5 million increase in amortization of deferred data procurement costs, principally in Europe, and a $6.2 million increase in computer expenses required to deliver InfoScan services in Europe and the United States. Aside from expense increases relating to the international expansion, consolidated operating expenses also increased as a result of increases in computer operations and in client service staff to support current and planned future revenue increases, primarily related to census data. In addition, increases in computer operations to support the Company's "OMEGA" production re-engineering and future cost reduction project were required.

Consolidated results for all periods included the operations of the General Software Business until sold to Oracle Corporation on July 27, 1995. This part of the software business reported operating expenses for the nine and three months ended September 30, 1995 of approximately $41.1 million and $5.7 million compared to $42.0 million and $14.7 million for the same periods in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses increased $8.7 million or 26.7% to $41.3 million in the first nine months of 1995 from $32.6 million in the same nine month period in 1994. Consolidated selling, general and administrative expenses increased $6.1 million or 54.5% to $17.3 million in the third quarter of 1995 compared to $11.2 million in the same three month period of 1994. The year-to-date increase was due to $6.7 million of special charges incurred in the third quarter principally related to a reserve for accounts receivable. In addition, for the nine and three months ended September 30, 1995 approximately $1.6 million and $.4 million, respectively, of the increase in total selling, general and administrative expenses were due to consolidation of the Company's French affiliate. For the nine months of 1995, the remaining dollar increases in consolidated selling, general and administrative expenses were also attributable to increased spending for promotion and advertising. Excluding special charges, consolidated selling, general and administrative expenses decreased for the three months of 1995 due to the sale of the Company's General Software Business. Consolidated selling, general and administrative expense in 1994 included a one-time charge of $1.4 million incurred in connection with the cancelled acquisition of Asia-based SRG Holdings Limited.

Consolidated results for all periods included the operations of the Company's General Software Business until sold to Oracle on July 27, 1995. This part of the software business reported selling, general and administrative expenses for the nine and three months ended September 30, 1995 of approximately $7.1 million and $1.4 million compared to $7.5 million and $2.8 million for the same periods in 1994.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


NONRECURRING EXPENSES

Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally accelerated recognition of deferred European data procurement costs, to net realizable value and a $10.4 million charge principally relating to the Company's Towne-Oller facility closing and related severance charge. The nonrecurring expense relating to the Company's Towne-Oller business was initiated by the Company's decision to transition Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data.

NET GAIN ON DISPOSITION OF ASSETS

The Company sold its General Software Business to Oracle Corporation in July 1995 which resulted in a net gain before income taxes of approximately $41.1 million.

INTEREST EXPENSE AND OTHER, NET

Other expenses for the nine months ended September 30, 1995 and 1994 were $3.1 million and $.7 million respectively. Interest expense relating to bank borrowings increased in the first nine months of 1995 by $2.2 million relative to the first nine months of 1994, due to extensive cash requirements needed for the expansion of the Company's international information operations into Europe. In July 1995, the Company repaid its bank borrowings in full.

LITIGATION PROVISION

The 1994 results reflected a pre-tax provision of $3.0 million and $8.0 million for the three and nine months ended September 30, 1994, respectively, related to shareholder litigation, for which a settlement was approved by the federal district court on March 3, 1995.

EQUITY IN GAIN (LOSS) OF AFFILIATED COMPANIES

Equity in gain (loss) of affiliated companies reflected gains and losses recognized related to equity investments. The increase was primarily due to the Company's increased ownership interest in its French affiliate which, effective January 1, 1995, has been included as a consolidated subsidiary of the Company.

INCOME TAXES

The Company's effective tax rate on operations including minority interest was 26.6% and 40.8% for the nine months ended September 30, 1995 and 1994, respectively. The Company's 1995 income tax benefit and its effective tax rate was lower than the Federal statutory rate due to certain unbenefited foreign losses, goodwill amortization and other nondeductible expenses. The principal causes of the Company's effective tax rate in excess of the Federal statutory rate in 1994 were state and local taxes, goodwill amortization and other nondeductible expenses.

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

NET LOSS

As a result of the factors described above, consolidated net loss was ($11.7) million for the nine months ended September 30, 1995 and ($4.8) million for the third quarter of 1995 versus a net loss of ($11.0) million for the nine months ended September 30, 1994 and ($3.1) million for the third quarter of 1994. For the nine and three months ended September 30, 1995, pre-tax operating losses of the International Information and Software Services business before special charges totaled approximately ($28.0) million and ($9.0) million, respectively, equating to an after-tax loss of ($.63) and ($.20) per share, respectively. For the nine and three months ended September 30, 1994, pre-tax operating losses of the International Information and Software Services business including IRI-SECODIP as an equity investment totaled approximately ($16.9) million and ($6.5) million, respectively, equating to an after-tax loss of ($.39) and ($.15) per share, respectively.

Included in 1995 results were a $41.1 million nonrecurring pre-tax gain from the sale of the Company's General Software Business to Oracle which was offset by a nonrecurring pre-tax charge of ($22.8) million primarily related to the accelerated recognition of deferred European data procurement costs and the reorganization of the Company's Towne-Oller unit and the ($6.7) million of special charges included in selling, general and administrative expense. Included in 1994 results were one-time pre-tax charges of ($20.4) million relating to the cumulative effect of change in accounting principle for revenue recognition, shareholder litigation reserves and charges for the cancelled acquisition of SRG Holdings Limited.

LIQUIDITY AND CAPITAL RESOURCES:

CASH FLOW

The Company's cash requirements continue to be extensive, primarily by reason of the European expansion of its information operations. The Company's current cash resources include its $35.6 million cash balance, $50.0 million bank line of credit and internally generated funds. The Company anticipates that it will have sufficient funds from its cash balance, bank line of credit and internally generated funds to satisfy its working capital needs for the foreseeable future.

Consolidated net cash provided by operating activities was $53.3 million for the first nine months of 1995 compared to $42.4 million for the same period in 1994. Cash provided by operating activities increased due primarily to cash received from customers in 1995 reflected as deferred revenue. Cash used for net investing activities was $10.8 million for the first nine months of 1995 versus $86.6 million for the same period in 1994.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


This decrease was primarily due to the proceeds received from the sale of the General Software Business to Oracle, partially offset by increases in data procurement costs attributable to the expansion of the Company's data collection efforts in Europe and, to a much lesser degree, the United States. Cash used by financing activities was ($18.9) million for the first nine months of 1995 in comparison to cash provided of $30.9 million for the first nine months of 1994. The net financing activities reflected net bank repayments of $29.0 million in 1995. Net financing activities in 1994 reflected net bank borrowings of $29.5 million used to fund the Company's continuing development of its international information operations.

SALE OF GENERAL SOFTWARE BUSINESS

On July 27, 1995, the Company sold its General Software Business to Oracle for approximately $100 million in cash subject to post-closing adjustment. Approximately $11.8 million of the sales proceeds were deposited to an interest-bearing escrow trust account of which $3.8 million was released in August 1995. The remaining $8.0 million constitutes a general escrow to be held for approximately one year. On July 28, 1995 the entire amount outstanding under the credit facility was repaid by using a portion of the proceeds from the sale of the General Software Business. The remainder of the proceeds will be used to pay expenses associated with the sale and held for general corporate purposes.

FINANCINGS

The Company repaid the entire amount outstanding under its credit facility in July 1995. The primary use of borrowings had been for the expansion of the Company's operations in Europe.

In November 1995, the Company replaced its $65 million bank credit facility maturing in 1997 with a new $50 million facility maturing in 1998, with interest rate options at or below prime. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or allow liens on its assets. The financial covenants also require the Company to meet tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratios.

CAPITAL EXPENDITURES AND OTHER DEFERRED COSTS

Consolidated capital expenditures were $18.4 million and $17.0 million for the nine months of 1995 and 1994, respectively.

Consolidated deferred data procurement expenditures were $72.5 million and $59.0 million for the nine months of 1995 and 1994, respectively. The increase in deferred data procurement expenditures was principally related to the expansion of the Company's international information operations. Management expects to continue its development of these businesses in Europe and accordingly, these operations will continue to require substantial funding.

Consolidated software development costs were $7.2 million and $8.8 million for the nine months of 1995 and 1994, respectively. Due to the sale of the General Software Business to Oracle, software development costs are expected to decrease significantly from historical levels.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                          OTHER INFORMATION (CONT'D.)




Item 6.  Exhibits and Reports on Form 8-K.

   a.    Exhibits

         Exhibit No.    Description of Exhibit                         Page
         -----------    ----------------------                         ----

             10         Credit Agreement dated November 10, 1995        EF
                        among Information Resources, Inc., the
                        Bank Parties thereto and Harris Trust and
                        Savings Bank, as Agent (filed herewith).

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



                                /s/  John P. McNicholas, Jr.
                                ----------------------------------------------
                                John P. McNicholas, Jr.
                                Senior Vice President and Controller
                                (Principal accounting officer)



November 14, 1995