Form 10-K
period 1995-12-31
INFORMATION RESOURCES INC
filed 1996-03-25
CIK 714278

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. [Fee Required]
                  For the fiscal year ended December 31, 1995

                                      or

[_]
Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. [No Fee Required]
                   For the transition period from     to

Commission file number: 0-11428

                          INFORMATION RESOURCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-2947987
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

  150 NORTH CLINTON STREET, CHICAGO,                    60661
               ILLINOIS                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 726-1221

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                    COMMON STOCK, $.01 PAR VALUE PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 (based on the closing price as quoted by NASDAQ as of such date) was $404,757,581.

  The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of February 29, 1996 was 27,675,732.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 23, 1996 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

  INTRODUCTION. Information Resources, Inc. ("IRI") and its subsidiaries (collectively "the Company") is a leading provider of information services to the consumer packaged goods ("CPG") industry. The Company obtains consumer purchase data from electronic point-of-sale scanners in retail stores and integrates this scan data with other proprietary data collected by the Company's field personnel. The Company maintains this data in massive data warehouses and provides CPG manufacturers, retailers, wholesalers and brokers with timely, detailed and accurate information regarding consumer purchasing patterns. The Company's software products assist clients in analyzing and using the Company's data, enabling them to make more cost effective decisions in marketing, selling and distributing their products.

  The Company derives most of its revenues from its domestic information services. These services center in large part around the Company's flagship InfoScan(R) service, which tracks consumer purchasing of products sold in supermarkets, drug stores, mass merchandisers and convenience stores across the United States. The Company also offers a number of other services to CPG manufacturers, such as BehaviorScan (R), for the testing and evaluation of alternative marketing strategies and tactics. Closely related to its information services, the Company also markets a family of software products to the CPG industry based on EXPRESS(R) multidimensional relational software technology. In July 1995 the Company sold the non-CPG portion of its EXPRESS business (the "General Software Business") to Oracle Corporation ("Oracle"), while retaining rights to market and distribute the EXPRESS software.

  During the past four years, the Company has been expanding internationally, establishing information services in Western European and Latin American countries. Revenues from the Company's Domestic and International information services, as well as from the General Software Business sold to Oracle Corporation in mid-1995, were as follows for the periods shown (in thousands):

                                                       1995     1994     1993
                                                     -------- -------- --------
Domestic Information Services....................... $318,939 $299,068 $267,547
International Information Services..................   40,779   13,580    7,785
                                                     -------- -------- --------
  Subtotal..........................................  359,718  312,648  275,332
General Software Business (sold in July 1995).......   40,198   63,922   59,212
                                                     -------- -------- --------
  Total............................................. $399,916 $376,570 $334,544
                                                     ======== ======== ========

  DOMESTIC INFORMATION SERVICES

  The Company's Domestic Information Services include InfoScan product tracking services, related software product sales, analytical and consulting services, BehaviorScan product testing services and a variety of emerging applications for the Company's census scanner data bases.

  INFOSCAN. The Company's principal information service marketed in the United States is InfoScan. InfoScan is a product tracking service used by the CPG industry to monitor and evaluate the market performance of products sold in retail stores. The InfoScan service provides subscribers with a variety of information including how much product they and their competitors are selling, where the products are being purchased, at what price the products are being sold and under what promotional conditions sales are occurring. This information helps subscribers make fundamental strategic and tactical decisions for their businesses in the areas of sales, marketing, pricing, promotion and logistics.

  InfoScan utilizes universal product code ("UPC") information printed via bar codes on CPG product packaging. Scanners at retail checkouts read the UPC code and record product sales electronically. On an on-going basis, the Company procures such electronic sales data (weekly and daily) along with related promotional data from a sample of national and local market retail stores. The Company also collects consumer purchase information directly from approximately 70,000 individual households across the United States. The Company processes the information at its computer facilities and stores it in the Company's proprietary data bases. InfoScan subscribers access the information in the Company's data bases through a variety of means, including the use of analytical software provided by the Company.

  Subscriptions to InfoScan by CPG manufacturers are a principal source of revenue for the Company. Manufacturers subscribe to InfoScan by contracting with the Company to obtain access to the InfoScan data bases for specified product categories. InfoScan contracts generally have a multi-year term of three years or more. After an initial term, InfoScan contracts generally continue on indefinitely unless canceled with six months prior notice.

  In late 1995, the Company transitioned its Towne-Oller division's product tracking service for health and beauty aid manufacturers into its InfoScan service. Previously, Towne-Oller had tracked deliveries of health and beauty care products from retailer and wholesaler warehouses to approximately 30,000 individual drug stores and supermarkets in the United States.

  InfoScan Data Collection. For the Company's InfoScan sample service, the Company continuously collects weekly product sales information from approximately 4,000 representative retail outlets throughout the United States. Included in the Company's national and local market samples are 2,700 supermarkets, 525 drug stores, 250 mass merchandisers, and 575 convenience stores. Contracting retailers typically deliver their scanner data electronically to the Company's computer facilities in Wood Dale, Illinois. While most retail stores in the United States have installed scanner equipment to record product sales information, certain convenience stores have not. When scanner data is not available, the Company uses its field personnel to visit stores and manually obtain sales information via a manual audit of the stores' product invoices.

  The InfoScan data bases contain both scanner data and "causal" data. Causal data consist of information which might explain changes in product sales, such as retailers' newspaper ads and in-store displays, as well as other promotion and merchandising data related to the sale of CPG products. The Company employs a field force of part-time workers to collect causal data. These employees conduct weekly on-site visits to retail stores participating in the InfoScan service to collect causal information such as in-store promotions and displays. Field force personnel perform other services as well, such as those related to the Company's test marketing services.

  The Company's InfoScan service also collects consumer purchase information from approximately 70,000 individual households in the United States. Shoppers from approximately 60,000 of these households present an identification card when shopping at participating supermarkets, thereby allowing scanners to record specific details of their product purchases. The Company also provides about 15,000 households with hand-held scanners to record their product purchases made in retail outlets which either do not have scanners or do not otherwise participate in the Company's household data collection system.

  The Company most often pays cash for retailers' scanner data. However, the Company also exchanges software and other services to obtain access to data for all stores within certain supermarket and drug chains. (See "InfoScan Census--QScan" below.) Typical data procurement contracts run from year to year and generally are cancelable by either party on 90 days notice.

  InfoScan Data Processing. The Company receives and processes data for its InfoScan service at its production center and computer facilities located in Wood Dale, Illinois. The Company's production center operates with numerous mainframe and RISC-based computers as well as proprietary production software and related technology developed exclusively by the Company to process and store very large amounts of data. Through direct telecommunication connections with InfoScan subscribers, the Company also provides electronic on-line access to InfoScan data services. The Company leases its mainframe computers from third party financial institutions.

  InfoScan Delivery. Subscriptions to the InfoScan service entitle the Company's clients to access the Company's data bases and receive information for specific product categories. Because large amounts of data are involved, clients usually either take electronic delivery of the data or obtain electronic access to the Company's data bases through the Company's on-line service. Clients taking electronic delivery generally license software from the Company. The Company's on-line service permits clients to build and store their own data bases which remain resident on the Company's computers. Clients then access the data bases through remote electronic connection. Clients also purchase software services from the Company. (See "Software Products" below for more information on Company revenues derived from software licensing.)

  Client Service. The Company places a major emphasis on the provision of experienced and knowledgeable client service personnel to assist InfoScan subscribers in the use and interpretation of InfoScan data as well as the use of the Company's analytical software. Accordingly, costs of client service personnel are a significant component of total Company costs to deliver the InfoScan service.

  Analytical and Consulting Services. The Company provides numerous ad hoc analytical and consulting services to both CPG manufacturers and retailers. Ad hoc revenues mostly follow from subscriptions to the Company's InfoScan service and principally relate to analytical use of InfoScan data. These services are generally billed on a time and materials basis. Client service personnel costs constitute the principal expenses incurred in providing these services.

  Analytical and consulting services are directed at helping clients identify new marketing opportunities, more effectively manage their marketing mix, identify appropriate opportunities for product line reductions, and increase productivity of marketing expenditures through more effective couponing, advertising and in-store merchandising programs. The Company's Neo, Inc. subsidiary provides management consulting services focused on sales force effectiveness, retailer marketing, information utilization and training and support for selling organizations.

  INFOSCAN CENSUS. InfoScan Census is a product tracking service based on scanner data from all stores within participating retail chains, as opposed to a representative sample only. InfoScan Census offers the CPG industry more complete and accurate data than sample services, since it has no sampling or projection errors.

  Currently, InfoScan Census revenues come mainly from manufacturers purchasing "key account" data, which is sales data for a product category from all the stores of a specific retailer. This service permits manufacturers' sales representatives to negotiate with retail buyers based on a mutually consistent and accurate measure of consumer purchasing. In addition, an evaluation of differences in brand and product category purchasing across individual stores within a chain can often pin-point opportunities to effectively build sales--to the benefit of both manufacturers and retailers. The Company is also developing a wide variety of uses for InfoScan Census data which go beyond "key account" information. These include improved management of trade promotions, validation of "pay-for-performance" promotions, more effective sales force and broker compensation programs and improved inventory and distribution management. See "IRI Logistics" below.

  There are presently approximately 12,500 supermarket stores and nearly 7,000 drug stores in the Company's InfoScan Census data base.

  QScan. The Company provides its QScan(TM) system to retailers in exchange for their participation in the provision of their all-store data for InfoScan Census. QScan is an information system designed for retailers needing to manage their own scanner data more efficiently. The system addresses retailers' problems of organizing and analyzing their own data bases of information for products sold in their stores. With a RISC workstation at a retailer's buying office along with software provided by the Company, the QScan system collects and processes sales data from all of the retailer's stores on a weekly basis.

  Catalina Information Resources ("CIR"). In cooperation with Catalina Marketing Corporation ("Catalina"), the Company uses Catalina's electronic network, which reaches approximately 10,000 supermarkets, to retrieve daily scanner data currently from approximately 4,000 stores. The Company's usage is targeted to reach 6,000 stores by the end of 1996. CIR data is used to provide the Company's clients with timely insights into a variety of tactical sales, marketing and distribution issues.

  SOFTWARE PRODUCTS. In close association with InfoScan, the Company markets analytical software to the CPG industry principally for use in accessing, managing and analyzing the Company's data bases. The Company also markets space management software for use in managing retail shelf space, software for the improved management of a manufacturer's promotion expenditures and software applications to facilitate enhanced uses of InfoScan data, such as logistics software.

  The Company markets the EXPRESS(R) line of software products primarily to the CPG industry. EXPRESS is a software technology designed for working with large and complex data bases. In July 1995, the Company sold its EXPRESS technology and line of software products to Oracle, while retaining ownership of a limited number of EXPRESS-based sales and marketing software application products for use in the CPG industry. Through licensing agreements with Oracle, the Company continues to market and distribute the full line of EXPRESS software products.

  Many of the Company's InfoScan and QScan clients need the EXPRESS-based software application DataServer Analyzer(TM) in order to access, manage and analyze the Company's data bases. DataServer Analyzer is a decision support software application built in EXPRESS and now owned by Oracle. The product provides users with a range of analytical and reporting tools. The Company licenses DataServer Analyzer to InfoScan clients normally at the same time as clients subscribe to InfoScan.

  The Company's principal source of software revenues is now on-line services provided to InfoScan subscribers. These services include licenses to use various EXPRESS software products, principally DataServer Analyzer. A secondary source of software revenues derives from issuance of EXPRESS software product licenses to InfoScan subscribers which load InfoScan data on their own computer systems and do not use the Company's on-line services. Licenses typically require a one-time paid-up license fee upon acceptance of the software and annual maintenance payments for update and support services thereafter. Oracle is not entitled to receive royalties on most licenses issued by the Company within the CPG industry until July 1998. At that time, the Company's license from Oracle becomes royalty bearing at a reduced rate until 2001 when the license is set to expire unless otherwise mutually renewed.

  InfoScan clients have available from the Company a number of other software applications for use with scanner data. These include the following:
DataServer Reporter(TM) used by managers to track and analyze sales performance for territory management; DataServer FastCast(TM) used by sales and marketing managers to improve the accuracy of their sales forecasts; and DataServer Partners(TM) used by sales and marketing professionals to develop profitable product strategies and sales presentations. The Company retained ownership of DataServer Partners. DataServer Analyzer and DataServer Reporter were included in the EXPRESS line of products and technology sold to Oracle. The Company markets FastCast under license from an independent third party.

  Prior to the 1995 sale to Oracle, the Company operated a decision support software business engaged in general application development using the EXPRESS product line. Following the sale to Oracle, the Company has rights to market, distribute and provide first line customer support for the full range of EXPRESS products. However, it is anticipated that further software development work by the Company will be mainly limited to the development of applications useful to the CPG industry.

  Space Management. The Company markets its proprietary APOLLO Space Management System software to CPG retailers, wholesalers, manufacturers and brokers in the United States and overseas. APOLLO software is designed to assist in the management of retail shelf space. The APOLLO Space Management System provides a range of tools for space management including APOLLO VIVID(TM) for producing picture schematics of shelf layouts, APOLLO TotalStore(TM) for evaluating space utilization, APOLLO BriefCase(TM) for field sales use, and the National Product Library(TM) which provides a national data base of product dimensions and product images.

  Logistics. The Company has developed logistics software to help manufacturers and retailers improve the efficiency of product replenishment across their distribution channels. Currently, the Company is working with a limited number of manufacturers and retailers to refine initial versions of the product. The Company's software products and consulting services for retailers are aimed at forecasting consumer demand at point-of-sale by product item, planning orders based on the forecast and generating orders based on the plan. Developments for manufacturers are aimed at the provision of software, census scanner data and implementation services designed to provide comprehensive supply chain solutions.

  Other Software Products. The Company develops and markets a number of other software products for use in the CPG industry. These include DataServer Targeter(TM), which provides sales and marketing organizations with tools to analyze InfoScan census data on a store-by-store basis and thereby improve the execution of comprehensive micro-marketing and sales programs. The Company's Category Manager(TM) is an expert software system designed to facilitate strategic category planning for retailers and suppliers. TradeWins(TM), expected to be released during 1996, is a software system designed to help manufacturers manage their retail trade promotion expenditures in a more effective manner. The Company owns DataServer Targeter(TM) and TradeWins. Category Manager(TM) was jointly developed by the Company and The Partnering Group, Inc.

  BEHAVIORSCAN(R) AND OTHER TESTING SERVICES. The Company's BehaviorScan service is a test marketing system which enables CPG manufacturers to measure the impact of different marketing variables on consumer purchase behavior. Typical marketing variables tested in BehaviorScan are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price and packaging changes. BehaviorScan tests compare the scanner purchases of a group of consumer panelists exposed to test variables with the purchases of a control group. A unique feature of the BehaviorScan system is its ability to deliver alternative television advertising to different groups of panel households using the Company's patented targetable television technology. BehaviorScan is currently available in six markets and is the only such electronic test marketing system in the United States. Major costs associated with the BehaviorScan system include payments to retailers, compensation to participating panel households, field personnel costs, cable television studio operation, computer resources and client service personnel costs.

  The Company also provides a number of other testing services primarily for CPG manufacturers. These include controlled retail testing, matched market analyses and related special analyses using the Company's InfoScan data bases. Controlled retail testing involves testing the placement of new products or changes in shelf location, price or promotional conditions in retail outlets. Matched market and other special analyses evaluate the impact of advertising and other marketing variables and involve custom manipulation and analysis of the Company's InfoScan data bases.

  INTERNATIONAL INFORMATION SERVICES

  Through subsidiaries and joint ventures with other leading market information firms, the Company offers information services in a number of countries outside of the United States. Specific products offered depend upon local country competitive conditions, the stage of development of the Company's business and the availability of scanner data. Most of the Company's major European subsidiaries and joint venture companies rely on the Company's data production facilities in the United States and know-how to provide scanner-based product tracking services.

  The Company's only significant competitor offering product tracking services internationally is the A.C. Nielsen Company ("Nielsen"). (See "Competition" below.) The Company competes with Nielsen in virtually every foreign market where the Company has established information services. Nielsen maintains a dominant position throughout most of Europe where the Company's expenditures on establishing product tracking services have been most significant.

  United Kingdom. The Company's subsidiary in the United Kingdom offers a product tracking service under the InfoScan name to the British market. Organized in 1992 as a joint venture, the Company's partners are Taylor Nelson AGB plc of the United Kingdom and GfK AG of Germany ("GfK"). The joint venture purchased certain assets of a tracking service providing retail audits primarily of food products in grocery stores. In 1993, the venture expanded its sample of scanning stores, initiated the collection of causal data and began offering a fully operational scanning service covering major chains under the InfoScan name. It also expanded the service to cover stores selling health and beauty aids. Currently the Company is the only source of retailer scanner-based information on sales of health and beauty products sold by the Boots the Chemist and SuperDrug chains of drug stores representing approximately 30% of all sales of these categories sold in the U.K.

  The Company's original ownership percentage in the joint venture, IRI InfoScan Limited, was 60%. However, because it funded most of the joint venture's capital requirements, the Company now owns substantially all of the joint venture interests.

  Pursuant to contractual arrangements between the Company and IRI InfoScan Limited, the Company provides data production services to the joint venture from the Company's computer facilities in Wood Dale, Illinois.

  France. The Company's subsidiary in France offers a scanning-based product tracking service under the InfoScan name. In 1993, the Company organized a joint venture with GfK and SECODIP S.A. to acquire the operations of SECODIP's retail audit business and the business of a former development-stage scanner-based operation of GfK.

  The French joint venture's name is IRI-SECODIP S.N.C. In 1994, the Company funded most of the joint venture's capital requirements and now owns 89% of the joint venture interests. In 1995, the Company funded all of the joint venture's requirements and recorded 100% of the operating results. Pursuant to contractual arrangements between the Company and IRI-SECODIP S.N.C., the Company provides data production services to the joint venture from the Company's computer facilities in Wood Dale, Illinois.

  Italy. In 1994, the Company began development of a wholly-owned information service in Italy. In early 1995, the subsidiary produced its initial reports to clients. The subsidiary's name is IRI InfoScan Italy. Its basic service consists of retail sales and promotion tracking using a sample of retail grocery outlets. Supermarket sales are tracked by means of scanning data, while sales in smaller, traditional shops are measured by manual audit techniques. The Company provides production services to IRI InfoScan Italy from the Company's computer facilities in Wood Dale, Illinois.

  Germany. The Company has a 15% ownership interest in GfK Panel Services GmbH, a subsidiary of GfK. GfK Panel Services GmbH offers both retail and consumer panel tracking services based on consumer household panel data, retail audit data and scanner data. It also provides related consulting studies. Scanner data is not available from all major retailers in Germany, and use of scanning equipment in the former East Germany is limited. Therefore, scanner data in Germany, when available, is primarily used for diagnostic and promotion analysis rather than for provision of a product tracking service. GfK provides production services to GfK Panel Services GmbH through GfK's own facilities in Nuremberg, Germany.

  Benelux. A joint venture company with GfK offers both a scanner-based product tracking service and a consumer panel service to the Netherlands market. This joint venture is owned 80.1% by GfK and 19.9% by the Company. The scanner-based product tracking service became fully-operational in 1994 and operates under the InfoScan name. The Company provides production services to the joint venture through the Company's computer facilities in Wood Dale, Illinois. The Company also has a 19.9% ownership interest in GfK Panel Services Benelux B.V. and GfK Belgium S.A. These companies operate household panel services in the Netherlands and Belgium.

  Turkey. In 1993, the Company acquired a retail audit business in Turkey, now a subsidiary named Panel Information Resources. It conducts its service in a national sample of supermarkets, large and small grocery stores, pharmacies, cosmetic shops and other stores. Panel Information Resources also provides related special consulting services and distributes IRI software products in Turkey.

  Greece. In 1994, the Company acquired a retail audit business in Greece. The operation includes collecting, reporting, analyzing and interpreting national sales data from manual audits.

  Sweden. In February 1995, the Company acquired a 19.9% interest in a newly-formed joint venture with GfK for scanner-based product tracking services in Sweden. The business is being operated by GfK and offers a fully operational national scanner based tracking service.

  Eastern Europe, Middle East and North Africa. In March 1995, the Company entered into an alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. MEMRB provides market research throughout 22 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the alliance, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. The Company has an option to acquire up to a 49% ownership interest in MEMRB.

  Japan. In mid-1995, the Company formed a joint venture in Japan with Tokyo-based Mitsui & Co., Ltd. The purpose of the joint venture is to provide software and information services in Japan. The Company initially contributed approximately $2.0 million for a 60% ownership interest in the joint venture.

  Canada. The Company is currently considering the establishment of a scanner-based product tracking service for the Canadian market. To date, most of the Company's efforts in Canada have been directed at removing barriers to entry established by Nielsen. Beginning in 1986, Nielsen entered into a series of exclusive contracts with leading retailers in Canada which prevented those retailers from providing scanner or causal data to the Company, or most any other entity except Nielsen. In August 1995, the Canadian Competition Tribunal ordered Nielsen not to enforce contracts with Canadian retailers for exclusive access to their scanner and causal data. The Tribunal also prohibited Nielsen from entering into long-term tracking service contracts with manufacturers and ordered Nielsen to provide the Company with historical data under certain circumstances. All existing Nielsen customer contracts, and all contracts entered into for 18 months from the date of the order, were made terminable by the customer upon eight months' notice.

  The Company is currently attempting to secure scanner data from retailers on terms that will permit the Company to offer an InfoScan service in Canada on a profitable basis.

  Latin America. The Company has operations in the certain Latin American markets through joint ventures and acquisitions in Venezuela, Puerto Rico and Guatemala. The Company owns 49.9% of the Venezuelan joint venture, Datos Information Resources, which provides audit-based product tracking as well as ad hoc and software services to the Venezuelan market. The Company's wholly-owned subsidiary, IRI Puerto Rico, is the largest full-service market research company in Puerto Rico, offering both audit-based product tracking and ad hoc services. The Company is also initiating activities in Mexico preparing a possible launch of an InfoScan service in that market.

TRADEMARKS, PATENTS, LICENSES AND SOFTWARE PROTECTION

  The Company is the owner of various trademarks, including InfoScan(R), InfoScan Census(TM), QScan(TM), IRI Software(TM), IRI Logistics(TM), BehaviorScan(R), APOLLO(TM), DataServer Partners(TM), DataServer Targeter(TM), TradeWins(TM), Logistics Partner(TM), Shoppers' Hotline(TM), EZPrompt(R), CouponScan(TM), PromotionScan(TM) and Customer Marketing Resources(TM). The Company also holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates between 1999 and 2005. Loss or infringement of these patents would likely not have a material adverse effect upon the Company's revenues.

  As a result of the sale of the EXPRESS technology and line of software products to Oracle in July 1995, the Company no longer owns a large portion of the software that is used in the delivery of InfoScan data. The Company secured a license back from Oracle assuring the continued use of the EXPRESS software in the Company's business, including rights to sublicense the software to clients of the Company. The initial term of the license is six years. Unless renewed, it will expire in 2001. The Company also has rights to use various trademarks owned by Oracle, including EXPRESS(R), DataServer(TM), DataServer Analyzer(TM) and DataServer Reporter(TM).

  The Company regards its data bases as proprietary and, in addition to copyright protection, relies upon trade secret laws, limitations on access to its computer source codes, confidentiality agreements with clients and internal nondisclosure safeguards to protect its rights to proprietary interests. The Company's own computer software is also proprietary and bears appropriate copyright notices.

  Because of the rapid pace of technological change in the computer industry, trademark, patent or copyright protection is of less significance than the knowledge and experience of the Company's personnel and their ability to develop and market new systems or software products.

WORKING CAPITAL PRACTICES

  The Company invoices its information service clients in accordance with agreed contract terms. This procedure normally requires quarterly billing, and payment is typically due within 30 days of receipt of invoice. However, in specially negotiated circumstances, the Company sometimes grants delayed billings terms. In other circumstances, the Company sometimes discounts its invoices for advanced payments. Software licenses generally require payment in full upon acceptance of software.

  The Company pays retailers cash in accordance with negotiated terms for providing scanner data for use in the InfoScan sample service. Payments to other vendors are normally made in accordance with vendor terms.

CUSTOMERS

  The Company had approximately 1,300, 900 and 800 clients using its information services in 1995, 1994 and 1993, respectively. Many of the Company's clients are CPG manufacturers in the United States or in foreign countries where the Company offers its services. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues. The Company's top ten customers accounted for approximately 33% of the Company's 1995 revenues.

BACKLOG ORDERS

  At December 31, 1995, 1994 and 1993, the Company had committed contract revenues for information services of approximately $235 million, $161 million and $152 million respectively. Older InfoScan contracts generally require a minimum one-year client commitment. Contracts continuing beyond the initial commitment are generally cancelable at any time by the client on six months prior written notice. More recent contracts generally include commitments of three years or more. Committed contract revenues include only the noncancelable portion of a contract. The portion of these committed contract revenues expected to be earned subsequent to 1996 is approximately 46%.

COMPETITION

  Numerous firms supply marketing and advertising research products and services to CPG manufacturers and retailers. However, the Company and Nielsen are the only two firms which provide national scanner-based product tracking services in the United States to such manufacturers and retailers. The United States market for product tracking services is nearly evenly divided between the Company and Nielsen. However, Nielsen is far larger than the Company in terms of worldwide revenues. It is also a principal subsidiary of the Dun & Bradstreet Corporation, a United States based company with 1995 revenues of $5.4 billion, giving it access to far greater financial resources than the Company. In the product tracking services markets across Europe, Nielsen is the Company's only competitor and also currently maintains a dominant market position in most European countries.

In January 1996, Dun & Bradstreet Corporation announced plans to split off Nielsen into an independent public company.

  Principal competitive factors include: innovation, quality, reliability and comprehensiveness of analytical services and data provided; flexibility in tailoring services to client needs; experience; the capability of technical and client service personnel; data processing and decision support software; reputation; price; and geographical coverage.

RESEARCH AND DEVELOPMENT

  The Company is continuously developing new business products and services. In this regard, the Company is actively engaged in research and development of new software services and new data base analyses and applications. Expenditures for research and development for the years ended December 31, 1995, 1994 and 1993 approximated $37.4 million, $35.1 million and $31.0 million, respectively. Included in these expenditures were $9.9 million, $11.7 million and $10.2 million of software development costs that were capitalized. Expenditures not capitalized were expensed as incurred.

PERSONNEL

  At December 31, 1995, the Company had approximately 4,000 full-time and 2,500 part-time employees. The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff.

ITEM 2. PROPERTIES

  The Company markets and provides its information services and software support services to domestic clients from full-service sales offices in New York, New York; San Francisco and Los Angeles, California; Cincinnati, Ohio; Darien, Connecticut; Fairfield, New Jersey; and Toronto, Canada as well as from its headquarters in Chicago, Illinois and systems development headquarters in Waltham, Massachusetts. The Company markets to international clients through subsidiaries and/or offices in Australia, Canada, France, Guatemala, Greece, Italy, Japan, Mexico, Puerto Rico, Turkey, United Kingdom, Venezuela and through its various distributors.

  Principal leased facilities of the Company are as follows:

                                                                                    APPROXIMATE
                                                                                    FLOOR AREA
       LOCATION                             PRINCIPAL OPERATION                      (SQ. FT.)
       --------                             -------------------                     -----------
Chicago, IL              Corporate headquarters and offices for professional staff    427,000
Waltham, MA              Professional staff and computer facilities                    45,000
Wood Dale, IL            Computer facilities                                           45,000
Regional sales and cli-
 ent service offices     Sales, client service and analysis                           290,000
                         Sales, client service, computer facilities and
International offices    professional staff                                           130,000
Data collection facili-  Data collection and client test control, cable TV studio     160,000
 ties                     facilities, warehouse

ITEM 3. LEGAL PROCEEDINGS

  In the ordinary course of business, IRI and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management that the ultimate disposition of pending litigation will not be material.

  The Company was involved in a shareholder class action suit filed by certain shareholders in 1989. In June 1994 a federal district court jury returned a unanimous verdict in favor of the Company. The plaintiffs appealed such determination with the United States Court of Appeals for the Seventh Circuit. In August 1995 the Appeals Court rendered its decision in favor of the Company. The plaintiffs did not file any further appeals.

  In April 1994 certain shareholders filed a class action lawsuit against the Company, and in October 1994 the Company entered into an agreement to settle this lawsuit. In March 1995, the settlement was approved by the federal district court as fair, just, reasonable and adequate to the settlement class, and the case was dismissed on the merits with prejudice. The settlement required the payment of $12.5 million, of which $7.3 million was paid by the Company's insurance carriers. Pursuant to the terms of the settlement agreement, in December 1995 the Company satisfied its obligations by issuing 211,223 shares of Common Stock and paying $2.6 million in cash to the settlement class.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME           AGE            POSITION WITH COMPANY AND BUSINESS EXPERIENCE
          ----           --- ------------------------------------------------------------------
 Thomas W. Wilson Jr.     64 Chairman of the Board of Directors of the Company since April
                              1995. Director of the Company since 1991. Senior Partner of
                              McKinsey & Company, management consultants, from 1973 until 1990
                              (retired).
 Gian M. Fulgoni          48 Chief Executive Officer since January 1986; Chairman of the Board of Directors of the Company from February 1991 to April 1995;
                              Director since 1981; Director of PLATINUM technology, Inc.
 Randall S. Smith         44 President of International Information Services Group since
                              January 1995; Vice President of the Company since 1986;
                              President--International Operations Division from December 1993 until January 1995; President of European Data Operations
                              Division from February 1993 until December 1993; President of the
                              Testing Services Division from prior to March 1991 to January
                              1993.
 Gary M. Hill             48 Executive Vice President and Chief Financial Officer of the
                              Company since May 1995. Financial consultant from August 1994 to
                              December 1994. Senior Vice President--Finance of Itel Corporation
                              from prior to March 1991 to July 1994.
 Edward S. Berger         55 Executive Vice President since June 1993; Secretary and General
                              Counsel of the Company since 1988; Division Senior Vice President of the Company from February 1991 until June 1993.
 John P. McNicholas, Jr.  42 Senior Vice President and Controller of the Company since June
                              1995; Vice President--Controller of Itel Corporation from May
                              1992 to March 1995; Controller of Itel Corporation from prior to
                              March 1991 to May 1992.

  All of the foregoing executive officers hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
MATTERS

  The Company's Common Stock has been traded on the Nasdaq Stock Market under the symbol "IRIC" since 1983. The stock currently trades on the National Market System. Share data has been adjusted for all stock splits and stock dividends to date.

  The high and low closing sales prices for the Company's Common Stock were as follows:

                        QUARTERS                           HIGH                            LOW
                       -----------                         ----                            ----
     1994              1st quarter                         $39 1/4                         $ 17
                       2nd quarter                           17                             13 5/8
                       3rd quarter                          15 1/4                          11 11/16
                       4th quarter                           17                             11 1/4
     1995              1st quarter                          15 1/4                          12 1/4
                       2nd quarter                          17 7/8                          11 11/16
                       3rd quarter                          14 3/8                          12 11/16
                       4th quarter                          13 3/8                          10 1/8

  The last sale price on February 29, 1996 was $14 5/8 per share. As of February 29, 1996 there were 3,293 record holders of the Company's Common Stock.

  The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings for use in the Company's business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. There are restrictions in IRI's loan and certain lease agreements which limit the payment of dividends and the repurchases or redemption of Common Stock. (See Note 11 of the Notes to the Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                             YEARS ENDED DECEMBER 31
                                     ------------------------------------------
                                      1995     1994     1993     1992    1991
                                     -------  -------  -------  ------- -------
                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
HISTORICAL RESULTS OF OPERATIONS
 (1)
Revenues (2).......................  $ 399.9  $ 376.6  $ 334.5  $ 276.4 $ 222.7
                                     =======  =======  =======  ======= =======
Nonrecurring expenses (3)..........    (22.8)     --      (3.0)     --      --
                                     =======  =======  =======  ======= =======
Operating profit (loss)............    (54.9)     5.3     37.9     37.7    25.3
                                     =======  =======  =======  ======= =======
Net gain on disposition of assets
 (4)...............................     41.1      --       --       --      --
                                     =======  =======  =======  ======= =======
Earnings (loss) before cumulative
 effect of change in accounting
 principle (5).....................    (11.7)    (8.9)    22.2     19.2    15.4
                                     =======  =======  =======  ======= =======
Cumulative effect on prior years of
 change in accounting principle (2)
 (6)...............................      --      (6.6)     1.9      --      --
                                     =======  =======  =======  ======= =======
Net earnings (loss)................  $ (11.7) $ (15.5) $  24.1  $  19.2 $  15.4
                                     =======  =======  =======  ======= =======
Earnings (loss) per common and
 common equivalent share (2):
  Before cumulative effect of
   accounting changes..............  $  (.43) $  (.34) $   .82  $   .78 $   .66
  Cumulative effect of accounting
   changes.........................      --      (.26)     .07      --      --
                                     =======  =======  =======  ======= =======
  Net earnings (loss)..............  $  (.43) $  (.60) $   .89  $   .78 $   .66
                                     =======  =======  =======  ======= =======
Weighted average common and common
 equivalent shares.................     27.0     26.1     27.2     24.8    23.4
                                     =======  =======  =======  ======= =======
PRO FORMA RESULTS OF OPERATIONS (7)
Revenues...........................  $ 359.7  $ 313.3      N/A      N/A     N/A
                                     =======  =======  =======  ======= =======
Net loss before cumulative effect
 of change in accounting
 principle.........................    (29.1)    (3.5)     N/A      N/A     N/A
                                     =======  =======  =======  ======= =======
Net loss per common and common
 equivalent share..................  $ (1.08) $  (.13)     N/A      N/A     N/A
                                     =======  =======  =======  ======= =======
BALANCE SHEET DATA (1)
Total assets.......................  $ 338.5  $ 346.8  $ 317.3  $ 263.1 $ 202.8
                                     =======  =======  =======  ======= =======
Working capital....................     44.4     66.9     83.4     96.2    60.5
                                     =======  =======  =======  ======= =======
Long-term debt.....................      3.8     31.5      3.1      4.7     9.3
                                     =======  =======  =======  ======= =======
Stockholders' equity...............  $ 229.8  $ 227.2  $ 228.7  $ 186.9 $ 123.3
                                     =======  =======  =======  ======= =======
Book value per common and common
 equivalent share..................  $  8.33  $  8.58  $  9.00  $  7.61 $  5.53
                                     =======  =======  =======  ======= =======
Dividends paid per common share....      --       --       --       --      --
                                     =======  =======  =======  ======= =======
ADDITIONAL FINANCIAL INFORMATION
 (1)
Deferred data procurement costs....  $  96.8  $  79.2  $  68.0  $  51.9 $  36.8
                                     =======  =======  =======  ======= =======
Capital expenditures...............     24.5     24.0     25.9     20.0    12.2
                                     =======  =======  =======  ======= =======
Capitalized software costs.........  $   9.9  $  11.7  $  10.2  $   8.8 $   6.5
                                     =======  =======  =======  ======= =======

--------
(1) In 1995, the Company purchased 39% of its French joint venture, IRI-SECODIP, from its joint venture partner increasing IRI's ownership in the joint venture from 50% to 89%. IRI-SECODIP has been consolidated effective January 1, 1995. Additionally, in 1992, the Company formed a joint venture, IRI

   InfoScan Limited, with GfK AG of Nuremberg, Germany and Taylor Nelson AGB plc of London to purchase certain assets of the NMRA Retail Audit business of BGA Audits Limited. The Company then purchased 60% of the joint venture. IRI InfoScan Limited has been consolidated effective July 1992. Certain reclassifications have been made in the prior years' consolidated financial information to conform to the 1995 presentation.
(2) Effective January 1, 1994, the Company changed its method of recognizing revenue on its information service products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement with the remaining revenue recognized ratably over the initial contract term. Pro forma revenues and earnings per common and common equivalent share before cumulative effect of accounting change for 1993, 1992 and 1991 were $334.6 million, $279.2 million and $213.9 million and $.83, $.85 and $.43, respectively.
(3) Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally accelerated recognition of deferred European data procurement costs, to net realizable value and a $10.4 million charge principally relating to the Company's Towne-Oller facility closing and related severance charge. Nonrecurring expenses in 1993 primarily related to a loss on the disposition of certain non-strategic assets.
(4) In July 1995 the Company completed the sale to Oracle of certain assets, liabilities and related software application products of its General Software Business. (See Note 4 of the Notes to Consolidated Financial Statements.)
(5) The 1994 results reflected a pre-tax provision of $8.3 million related to shareholder litigation. (See Note 13 of the Notes to Consolidated Financial Statements.) The 1992 results reflected a pre-tax provision of $4.4 million related to patent infringement litigation.
(6) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109--Accounting for Income Taxes (FAS 109).
(7) On July 27, 1995 the Company completed the sale to Oracle of certain assets, liabilities and related software application products relating to the General Software Business. The sale transaction resulted in a pre-tax gain of approximately $41.1 million. The pro forma condensed consolidated financial information reflects: (1) recognition of the impact of the sale of the General Software Business to Oracle; and (2) the decrease of net interest expense resulting from the assumed payment of bank loans with proceeds from the sale. The net gain on the sale of the General Software Business to Oracle is not reflected in the unaudited pro forma condensed consolidated statement of operations for the periods presented. The pro forma unaudited condensed consolidated financial information is not necessarily indicative of the consolidated results of operations as they might have been if the sale had been consummated on the assumed date. (See
    Note 4 of the Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF OPERATIONS

  Over the periods presented, the Company has generated increased revenues resulting from the continued growth of its Domestic information services and the startup and significant expansion of its International information services. The revenue gains in recent years were achieved in spite of an intensely competitive pricing environment that began in late 1993 and continued through 1995. Due to the longer-term nature of most client contracts, pricing changes have a delayed effect on the results of operations as reported in the Company's consolidated financial statements. This lagged effect is especially apparent in the Company's Domestic operations because only a portion of all InfoScan contracts come up for renewal and are subject to competitive bidding in any particular year. The development of the Company's International operations has resulted in significant operating losses which will likely continue until these operations achieve a substantially higher level of revenues.

  In July 1995 the Company completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and related software application products relating to its on-line analytical processing business, the General Software Business, previously operated by the Company's software division. The sale transaction resulted in a pre-tax gain of approximately $41.1 million. Since this business was not a separate business segment, prior period's consolidated financial statements have not been restated.

  In 1995, IRI increased its ownership in its French joint venture, IRI-SECODIP, from 50% to 89%. All 1995 consolidated financial information reflects IRI-SECODIP as a consolidated subsidiary of the Company. All prior period consolidated financial information reflects IRI-SECODIP as an equity investment since its purchase by the Company in April 1993.

  As a result of the General Software Business sale and the consolidation of IRI-SECODIP, growth rates derived from reported revenue figures do not reflect the actual growth rates of the Company's current Domestic and International information services businesses.

  Overall revenues in 1995 increased over 1994, and the Company incurred a consolidated loss in both years. A number of factors influenced 1995 results, including: (a) the continued effects of intense price competition in the U.S. which began in late 1993; (b) the competitive environment in Europe and costs relating to the development of the Company's International information services; (c) costs related to building the InfoScan Census data base; (d) higher client services costs stemming from increased client deliverables associated with a number of InfoScan contract renewals; (e) the sale of the Company's General Software Business to Oracle; and (f) special charges relating to accelerated recognition of deferred European data procurement costs, the reorganization of the Company's Towne-Oller unit and special general and administrative charges.

  Based upon discussions with financial analysts and in part due to the sale of the General Software Business to Oracle and the consolidation of IRI-SECODIP beginning in 1995, the Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") to be a meaningful and readily comparable measure of the Company's relative performance. A comparative analysis of consolidated revenues and Operating Results for the years ended December 31, 1995, 1994 and 1993 follows (in thousands):

                                                    1995      1994      1993
                                                  --------  --------  --------
Revenues
  Domestic Information Services.................. $318,939  $299,068  $267,547
  International Information Services.............   40,779    13,580     7,785
                                                  --------  --------  --------
    Subtotal.....................................  359,718   312,648   275,332
  General Software Business sold to Oracle.......   40,198    63,922    59,212
                                                  --------  --------  --------
                                                  $399,916  $376,570  $334,544
                                                  ========  ========  ========
Operating Results
  Domestic Information Services
    Operating profit............................. $ 14,224  $ 38,112  $ 50,841
    Equity in loss of affiliated companies.......     (200)   (1,215)   (1,511)
                                                  --------  --------  --------
    Subtotal--Domestic                              14,024    36,897    49,330
  International Information Services
    Operating loss...............................  (34,694)  (18,056)   (7,783)
    Equity in earnings (loss) of affiliated com-
     panies......................................      579    (7,958)     (539)
    Minority interests...........................      304       979     1,582
                                                  --------  --------  --------
    Subtotal--International......................  (33,811)  (25,035)   (6,740)
  Corporate expenses.............................   (3,652)   (7,535)   (5,590)
  Nonrecurring expenses..........................  (22,759)      --     (3,005)
  General Software Business sold to Oracle oper-
   ating profit (loss)...........................   (8,044)   (7,215)    3,468
                                                  --------  --------  --------
Operating Results................................ $(54,242) $ (2,888) $ 37,463
                                                  ========  ========  ========

  Revenue growth from the Company's Domestic business slowed in 1995, increasing 6.6% over 1994. Revenues from the Company's Domestic business in 1994 increased 11.8% over 1993. Revenues in 1995 and 1994 reflected market growth and share gains, offset somewhat by the difficult competitive environment resulting in severe price pressure upon obtaining contract renewals for existing clients and previous client losses. Domestic Operating Results decreased $22.9 million, or 62.0% in 1995 compared to 1994. This decline was due to a 16.3% increase in costs related primarily to increases in personnel and system capabilities to support current client contracts as well as to enhance future revenue and achieve operating efficiencies, and $6.7 million of special general and administrative charges, primarily related to a provision for uncollectible accounts receivable. Domestic Operating Results in 1994 decreased $12.4 million, or 25.2% compared to 1993 due to the effects of the competitive pricing environment at the time existing customer contracts were up for renewal. Domestic operating costs increased 20.1% in 1994 in comparison to 1993 due principally to higher compensation, data procurement, computer expenses and other costs required to collect data and deliver services.

  In 1995, International information revenues increased significantly over 1994 due to the continuing development of the various European start-up operations and in part to the consolidation of IRI-SECODIP as of January 1, 1995. International information revenues in 1994 increased 74.4% over 1993. The increase in International information revenues in 1994 was attributable primarily to expanded sales in the United Kingdom. The International Operating Results were a ($33.8) million loss in 1995 compared to a ($25.0) million loss in 1994, resulting from higher costs in the United Kingdom, the start-up of the Company's Italian business in late 1994 and the effect of foreign exchange rates. International Operating Results in 1993 were a ($6.7) million loss. The higher loss of the International operations in 1994 reflected sharply increased costs related to the building of businesses in the United Kingdom and France.

  Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally accelerated recognition of deferred European data procurement costs to net realizable value and a $10.4 million charge principally relating to the Company's Towne-Oller facility closing and related severance charge. The accelerated recognition of deferred European data procurement costs was necessary based upon the Company's assessment of the realizability of these assets in part due to lower than originally expected revenues and operating results in the Company's startup operations in the United Kingdom and Italy. The nonrecurring expense relating to the Company's Towne-Oller business was initiated by the Company's decision to transition Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data and close down of its New York operation. Amounts charged against the $2.9 million reserve established for facility operating leases and severance aggregated $.2 million in 1995. Nonrecurring expenses in 1993 primarily related to a loss on disposition of certain nonstrategic assets of the Company.

  Consolidated revenues in 1995 included seven-months of Operating Results of the General Software Business sold to Oracle on July 27, 1995 in comparison to full year results in 1994 and 1993. The revenues of the General Software Business sold to Oracle increased 8.0% in 1994 in comparison to 1993 due to increased software application sales and implementation of the Company's Windows-based products. The Operating Results of the General Software Business were an ($8.0) million loss in 1995. The Operating Results of the General Software Business decreased $10.7 million in 1994 in comparison to 1993 due to expenses outpacing revenue gains caused by the delay in the release of the Company's Windows-based products.

RESULTS OF OPERATIONS

  Year Ended December 31, 1995: Loss before cumulative effect of change in accounting principle was ($11.7) million in 1995 compared to a loss of ($8.9) million in 1994. Results in 1995 included several special items including: (a) a $41.1 million pre-tax gain on sale of a portion of the Company's software business to Oracle on July 27, 1995; (b) a $22.8 million nonrecurring pre-tax charge primarily related to the accelerated recognition of deferred European data procurement costs and the reorganization of the Company's Towne-Oller unit; and (c) $6.7 million of special charges included in selling, general and administrative expenses, principally relating to a provision for uncollectible accounts receivable. Results in 1994 included a pre-tax provision of $8.3 million related to settled shareholder litigation.

  Consolidated revenues increased 6.2% to $399.9 million in 1995 compared to $376.6 million in 1994, due to increases in Domestic InfoScan revenues along with increases in revenues of the Company's developing International information operations, partially offset by the effect of the sale of the General Software Business to Oracle on July 27, 1995. Exclusive of the disposed business, consolidated revenues were up 15.1% in 1995 in comparison to 1994. The Company's 1995 Domestic revenue growth also reflected the continued negative effect of an intense pricing environment which began in late 1993.

  Consolidated costs of information services sold increased $76.5 million or, 28.8% to $341.6 million in 1995. Major components of the 1995 increase included: (a) a $19.8 million or 14.9% increase in domestic compensation expense resulting from higher headcount required to service clients and salary increases; (b) a $23.1 million increase in International compensation expense resulting from the consolidation of IRI-SECODIP and the continued expansion of all International operations; (c) a $16.3 million increase in amortization of deferred data procurement costs, principally arising from expansion of the information services business in Europe; (d) and a $12.0 million increase in depreciation and computer expenses required to deliver increasing levels of InfoScan services in Europe and the U.S. Increases in computer operations were required to support the Company's Census product initiative and its production re-engineering and future cost reduction project.

  Consolidated results for all periods included the operations of the General Software Business until sold to Oracle on July 27, 1995. This part of the software business reported costs of software products sold for the seven months of 1995 of approximately $41.1 million compared to $60.4 million for the full year of 1994.

  Consolidated selling, general and administrative expenses increased $3.6 million or 7.9% to $49.4 million in 1995. Excluding that portion of selling, general and administrative expenses attributable to the General Software Business, consolidated selling, general and administrative expenses were $42.3 million in 1995 and $35.0 million in 1994. This $7.3 million increase was primarily due to $6.7 million of special charges incurred in 1995 principally related to a provision for uncollectible accounts receivable. In addition, approximately $2.9 million of the increase in total selling, general and administrative expenses for 1995 were due to the consolidation of IRI-SECODIP. Consolidated selling, general and administrative expense in 1994 included a one-time charge of $1.4 million incurred in connection with the cancelled acquisition of Asia-based SRG Holdings Limited.

  Interest and other expenses for 1995 and 1994 were $2.8 million and $1.6 million, respectively, increasing because of extensive borrowing requirements in the first half of 1995, which were needed to fund the expansion of the Company's International information operations in Europe. In July 1995, the Company repaid its bank borrowings in full.

  Equity in earnings (loss) of affiliated companies reflected earnings and losses from equity investments. The reduction in the equity loss in 1995 was primarily due to the Company's increased ownership interest in its French affiliate which, effective January 1, 1995, has been included as a consolidated subsidiary of the Company.

  The Company's 1995 and 1994 income tax benefit, resulting from pretax losses, was lower than the income tax benefit computed using the Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

  Year Ended December 31, 1994: Effective January 1, 1994, the Company changed its method of recognizing revenue on InfoScan and BehaviorScan products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement with the remaining revenue recognized ratably over the initial contract term. This change resulted in a ($6.6) million or ($.26) per share loss in 1994.

  Income (loss) from operations before the cumulative effect of change in accounting principle was a loss of ($8.9) million in 1994 compared to income of $22.2 million in 1993. Results in 1994 reflected lower operating profits than 1993 due to the competitive environment in its Domestic operations and increased operating losses caused by the development of its International operations in the United Kingdom. In addition, 1994 pre-tax results included a ($9.2) million loss from its equity investments, principally IRI-SECODIP compared to a ($2.1) million loss in 1993, when operations began. Results in 1994 also included a pre-tax provision of $8.3 million related to shareholder litigation.

  Consolidated revenues increased 12.6% to $376.6 million in 1994 compared to $334.5 million in 1993 due largely to increases in Domestic InfoScan revenues along with increases in revenues of the Company's developing International information operations. Excluding the revenues of the General Software Business sold to Oracle, consolidated revenues were up 13.6% or $312.6 million in 1994 compared to $275.3 million in 1993.

  Consolidated costs of information services sold increased 24.9% to $265.1 million in 1994 from $212.3 million in 1993. The 1994 increase over 1993 reflected: (a) a $27.4 million increase in compensation expense; (b) a $15.4 million increase in amortization of deferred data procurement costs; and (c) an $7.9 million increase in depreciation and computer operation expenses. These expense increases were required to deliver InfoScan services and other information services, including the Company's operations in the United Kingdom. Approximately 27% of the overall increase in operating expenses was attributable to the expansion of the Company's International information business.

  Consolidated costs of software products sold was $60.4 million in 1994, up 30.2% from $46.4 million in 1993. Software product expenses increased in 1994 due to higher sales of software applications and the release in 1994 of the Company's Windows-based products.

  Consolidated selling, general and administrative expenses increased 31.0% to $45.8 million in 1994 from $34.9 million in 1993. Excluding that portion of selling, general and administrative expenses attributable to the General Software Business, consolidated selling, general and administrative expenses were $35.0 million in 1994 and $25.6 million in 1993. The increases in 1994 were attributable to increased spending in recruiting, employee development, training and professional fees associated with the Company's domestic and international expansion along with increases in compensation and staffing costs related to the growth in revenues. Also contributing to the increase in selling, general and administrative expenses in 1994 was a $1.4 million charge incurred in connection with the canceled merger with Asia-based SRG Holdings Limited.

  The increase in interest expense and other, net in 1994 was due to bank borrowings to fund the international expansion. Equity in loss of affiliated companies increased in 1994 to ($9.2) million, related principally to the operations of the Company's French joint venture, and which also included a one-time pre-tax charge of $2.7 million for accumulated losses in excess of the Company's capital contributions to IRI-SECODIP.

  The 1994 tax rate was negatively impacted by the mix of foreign profits and losses and related corresponding statutory tax rates in various countries which differ from the Federal statutory rate, and a significant amount of non-deductible expenses and acquisition costs.

  Effective January 1, 1993 the Company adopted Statement of Financial accounting Standards No. 109--Accounting for Income Taxes. The adoption of this principle resulted in a $1.9 million or $.07 per share benefit in 1993.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash requirements continue to be extensive, primarily caused by losses incurred in the expansion of its information services in Europe. The Company's current cash resources include its $24.9 million consolidated cash balance, $50.0 million bank line of credit and internally generated funds from its Domestic operations. The Company anticipates that it will have sufficient funds from these sources to satisfy its capital needs for the foreseeable future. Bank line availability is subject to compliance with covenants relating to tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratios.

  On July 27, 1995, the Company sold its General Software Business to Oracle for approximately $100 million in cash subject to post-closing adjustment. Approximately $11.8 million of the sales proceeds were deposited to an interest-bearing escrow trust account of which $3.8 million was released in August 1995. The remaining $8.0 million constitutes a general escrow to be held for approximately one year. The entire amount outstanding under the Company's existing credit facility was repaid by using a portion of the proceeds from the sale of the General Software Business. The remainder of the proceeds was used to pay expenses associated with the sale and for general corporate purposes.

  Cash Flow for the Year Ended December 31, 1995: Consolidated net cash provided by operating activities was $76.1 million for the year ended December 31, 1995 compared to $77.7 million in 1994. Cash provided by operating activities decreased due primarily to lower cash earnings from operations offset by a smaller increase in accounts receivable and other working capital in 1995. Consolidated cash used for net investing activities was $43.9 million in 1995 versus $116.4 million in 1994. The decrease in consolidated investing activities in 1995 was due to the benefit of proceeds received from the sale of the General Software Business to Oracle, partially offset by increases in data procurement costs attributable to the expansion of the Company's data collection efforts in Europe and, to a much lesser degree, the United States. Net cash provided (used) before financing activities was $32.2 million in 1995 and ($38.8) million in 1994 as 1995 cash flow was benefitted by $92.0 million of proceeds from the Oracle transaction. Consolidated cash (used) provided by net financing activities was ($19.1) million for the year ended December 31, 1995 in comparison to $30.3 million for the year ended December 31, 1994. The net financing activities reflected bank loan repayments in 1995 made possible by the sale of the General Software Business to Oracle. Net financing activities in 1994 reflected net bank borrowings of $29.0 million used to fund the Company's continuing development of its International information operations.

  Cash Flow for the Year Ended December 31, 1994: Consolidated net cash provided by operating activities was $77.7 million for the year ended December 31, 1994 compared to $73.6 million in 1993. Net cash provided by operating activities increased slightly due to significantly lower consolidated earnings offset by smaller increases in accounts receivable and other working capital in 1994 compared to 1993. Consolidated cash used for net investing activities was $116.4 million in 1994 versus $125.5 million in 1993. Investing activities in 1993 reflect a $20.3 million investment relating to European joint ventures. Investing activities in 1994 reflected $11.2 million higher deferred data procurement costs compared to 1993 largely due to the Company's development of its International information operations. Net cash used before financing activities in 1994 was ($38.8) million in comparison to ($51.9) million in 1993 as joint venture investment was lower in 1994. Consolidated net cash provided by net financing activities was $30.3 million in 1994 compared to $18.0 million in 1993. Consolidated net financing activities in 1994 reflected the net drawdown of $29.0 million of bank borrowings to fund the Company's development of its International information operations. Consolidated net financings in 1993 reflected $18.0 million of cash proceeds from the exercise of stock options.

  Financings: The Company repaid the entire amount outstanding under its credit facility in July 1995. The primary use of borrowings has been for the expansion of the Company's information services in Europe.

  In November 1995, the Company replaced its $65.0 million bank credit facility maturing in 1997 with a new $50.0 million facility maturing in 1998, with fixed or floating interest rate options at or below prime. Facility fees of .15% are payable on the bank credit facility, and there are no commitment fees. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets. The financial covenants also require the Company to meet tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratio minimums.

  At December 31, 1995 $50.0 million was available under the bank credit facility for general corporate purposes.

  Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $96.8 million, $79.2 million and $68.0 million for the years ended December 31, 1995, 1994 and 1993, respectively. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the data base. The increase in deferred data procurement expenditures was principally related to the expansion of the Company's International information operations. Deferred data procurement expenditures for the Company's Domestic information business were $64.7 million, $61.6 million and $53.8 million for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's International information business deferred data procurement expenditures were $32.1 million, $17.6 million and $14.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. Management expects to continue its development of these businesses in Europe, and accordingly, the Company's European operations will continue to require substantial investment in data procurement costs. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of other assets is not impaired. To the extent that actual operating results and cash flows are lower than these projections, the Company may be required to write down a portion of these assets.

  Consolidated capital expenditures were $24.5 million, $24.0 million and $25.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. Capital expenditures for the Company's Domestic information services business were $18.6 million, $17.3 million and $23.1 million for the years ended December 31, 1995, 1994 and 1993, respectively, while related depreciation expense was $16.1 million, $14.7 million, and $11.9 million, respectively. The Company's International information services business capital expenditures were

$5.9 million, $6.7 million and $2.8 million for the years ended December 31, 1995, 1994 and 1993, respectively, while depreciation expense was $4.1 million, $2.4 million and $1.5 million, respectively.

  Consolidated capitalized software development costs were $9.9 million, $11.7 million and $10.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. Due to the sale of the General Software Business to Oracle, software development costs are expected to decrease from historical levels.

  NOL Carryforwards: As of December 31, 1995, the Company had cumulative Federal net operating loss ("NOL") carryforwards of approximately $41.1 million that expire primarily in 2009 and 2010. In addition, at December 31, 1995, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $3.9 million which are subject to various income tax provisions of each respective country. Approximately $2.7 million of these foreign NOL's may be carried forward indefinitely while the remaining $1.2 million expire in 1999 and 2000. A majority of the European foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. income tax return in accordance with the Internal Revenue Code.

  Impact of Inflation: Inflation has slowed in recent years and is currently not an important determinant of the Company's results of operations. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and in the case of multi-year contracts through consumer price index provisions of such agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                           PAGE
                                                                           NO.
                                                                           ----
(a) Financial Statements
   Report of Independent Certified Public Accountants                       22
   Consolidated Balance Sheets at December 31, 1995 and 1994                23
   Consolidated Statements of Operations for the years ended December 31,
    1995, 1994 and 1993                                                     24
   Consolidated Statements of Stockholders' Equity for the years ended De-
    cember 31, 1995, 1994 and 1993                                          25
   Consolidated Statements of Cash Flows for the years ended December 31,
    1995, 1994 and 1993                                                     26
   Notes to Consolidated Financial Statements                               27
(b) Supplementary Data
   Summary of Quarterly Data                                                40

  Financial statement schedule is included on page 44 preceding the signature pages of this report (see Item 14).

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Information Resources, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in NOTE 1, effective January 1, 1993, the Company changed its method of accounting for income taxes and effective January 1, 1994, changed its method of recognizing revenue.

                                          Grant Thornton LLP

Chicago, Illinois
February 15, 1996

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,
                                 (IN THOUSANDS)

                                                              1995      1994
                                                            --------  --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................ $ 24,884  $ 11,792
  Accounts receivable, net.................................   95,862   119,851
  Escrow receivable........................................    8,000       --
  Prepaid expenses and other...............................    5,169     4,855
                                                            --------  --------
    Total Current Assets...................................  133,915   136,498
                                                            --------  --------
Property and equipment, at cost............................  136,946   145,537
  Accumulated depreciation and amortization................  (76,541)  (85,244)
                                                            --------  --------
    Net property and equipment.............................   60,405    60,293
Investments................................................   18,791    20,995
Other assets...............................................  125,425   129,008
                                                            --------  --------
                                                            $338,536  $346,794
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of capitalized leases................. $  2,317  $  1,998
  Accounts payable.........................................   36,214    19,665
  Accrued compensation and benefits........................   19,812    14,008
  Accrued property, payroll and other taxes................    3,981     4,713
  Accrued expenses.........................................   11,571     5,277
  Deferred revenue.........................................   15,599    17,733
  Other current liabilities................................      --      6,207
                                                            --------  --------
    Total Current Liabilities..............................   89,494    69,601
                                                            --------  --------
Long-term debt.............................................    3,760    31,452
Deferred income taxes, net.................................    8,643    12,376
Deferred gain..............................................    4,047     4,463
Other liabilities..........................................    2,838     1,701
STOCKHOLDERS' EQUITY
  Preferred stock--authorized 1,000,000 shares, $.01 par
   value; none issued......................................      --        --
  Common stock--authorized 60,000,000 shares, $.01 par
   value; 27,587,176 and 26,493,277 shares issued and
   outstanding, respectively...............................      276       265
  Capital in excess of par value...........................  183,615   169,703
  Retained earnings........................................   45,828    57,506
  Cumulative translation adjustment........................       35      (273)
                                                            --------  --------
    Total Stockholders' Equity.............................  229,754   227,201
                                                            --------  --------
                                                            $338,536  $346,794
                                                            ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 1995       1994       1993
                                               ---------  ---------  ---------
Revenues:
  Information services.......................  $ 359,718  $ 312,648  $ 275,332
  Software products business sold to Oracle..     40,198     63,922     59,212
                                               ---------  ---------  ---------
                                                 399,916    376,570    334,544
Costs and expenses:
  Information services sold..................   (341,566)  (265,115)  (212,313)
  Software products business sold to Oracle..    (41,142)   (60,392)   (46,373)
  Selling, general and administrative
   expenses..................................    (49,374)   (45,757)   (34,922)
  Nonrecurring expenses......................    (22,759)       --      (3,005)
                                               ---------  ---------  ---------
                                                (454,841)  (371,264)  (296,613)
                                               ---------  ---------  ---------
Operating profit (loss)......................    (54,925)     5,306     37,931
Net gain on disposition of assets............     41,126        --         --
Interest expense and other, net..............     (2,752)    (1,580)       600
Litigation provision.........................        --      (8,275)      (432)
Equity in earnings (loss) of affiliated
 companies...................................        379     (9,173)    (2,050)
                                               ---------  ---------  ---------
Earnings (loss) before income taxes, minority
 interests and cumulative effect of changes
 in accounting principle.....................    (16,172)   (13,722)    36,049
Income tax (expense) benefit.................      4,190      3,822    (15,416)
                                               ---------  ---------  ---------
Earnings (loss) before minority interests and
 cumulative effect of changes in accounting
 principle...................................    (11,982)    (9,900)    20,633
Minority interests...........................        304        979      1,582
                                               ---------  ---------  ---------
Earnings (loss) before cumulative effect of
 changes in accounting principle.............    (11,678)    (8,921)    22,215
Cumulative effect on prior years of changes
 in accounting principle.....................        --      (6,594)     1,864
                                               ---------  ---------  ---------
    Net earnings (loss)......................  $ (11,678) $ (15,515) $  24,079
                                               =========  =========  =========
Earnings (loss) per common and common
 equivalent share:
  Before cumulative effect of accounting
   changes...................................  $    (.43) $    (.34) $     .82
  Cumulative effect of accounting changes....        --        (.26)       .07
                                               ---------  ---------  ---------
    Net earnings (loss)......................  $    (.43) $    (.60) $     .89
                                               =========  =========  =========
Weighted average common and common equivalent
 shares......................................     26,991     26,056     27,160
                                               =========  =========  =========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                     CAPITAL IN           CUMULATIVE
                              COMMON EXCESS OF  RETAINED  TRANSLATION
                              STOCK  PAR VALUE  EARNINGS  ADJUSTMENT   TOTAL
                              ------ ---------- --------  ----------- --------
Balance at December 31,
 1992........................  $245   $139,537  $ 48,254    $(1,148)  $186,888
                               ----   --------  --------    -------   --------
Net earnings.................   --         --     24,079        --      24,079
Shares issued:
 Employee stock option plans
  and other..................     9     18,435       --         --      18,444
Translation adjustment.......   --         --        --        (749)      (749)
                               ----   --------  --------    -------   --------
Balance at December 31,
 1993........................   254    157,972    72,333     (1,897)   228,662
                               ----   --------  --------    -------   --------
Net loss.....................   --         --    (15,515)       --     (15,515)
Shares issued:
 Employee stock option plans
  and other..................     2      1,926       --         --       1,928
 Acquisitions and joint
  ventures...................     9      9,805       688        --      10,502
Translation adjustment.......   --         --        --       1,624      1,624
                               ----   --------  --------    -------   --------
Balance at December 31,
 1994........................   265    169,703    57,506       (273)   227,201
                               ----   --------  --------    -------   --------
Net loss.....................   --         --    (11,678)       --     (11,678)
Shares issued:
 Employee stock option plans
  and other..................     9     10,420       --         --      10,429
 Acquisitions and joint
  ventures...................     2      3,492       --         --       3,494
Translation adjustment.......   --         --        --         308        308
                               ----   --------  --------    -------   --------
Balance at December 31,
 1995........................  $276   $183,615  $ 45,828    $    35   $229,754
                               ====   ========  ========    =======   ========



  The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                  1995      1994       1993
                                                --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss):                           $(11,678) $ (15,515) $  24,079
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
  Amortization of deferred data procurement
   costs.......................................   82,095     65,819     50,464
  Depreciation.................................   20,196     17,057     13,428
  Amortization of capitalized software costs...    6,701      8,839      4,966
  Amortization of intangibles..................    4,219      3,258      3,035
  Deferred income tax provision................   (5,284)    (6,270)     6,559
  Equity in earnings (loss) of affiliated
   companies and minority interests............     (683)     8,194        468
  Cumulative effect of change in accounting
   principles..................................      --       6,594     (1,864)
  Nonrecurring expenses........................   22,759        --       3,005
  Net gain on disposition of assets............  (41,126)       --         --
  Provision for losses on accounts receivable..    6,295      2,584        542
  Other........................................    1,498      1,326        (74)
  Change in assets and liabilities:
    Increase in accounts receivable............   (7,593)   (22,586)   (34,728)
    Increase in other current assets...........   (3,760)    (1,555)      (458)
    Increase in accounts payable and accrued
     liabilities...............................    2,382      9,842      3,100
    Increase in deferred revenue...............      672      2,319      4,296
    Other, net.................................     (552)    (2,245)    (3,237)
                                                --------  ---------  ---------
    Total adjustments..........................   87,819     93,176     49,502
                                                --------  ---------  ---------
      Net cash provided by operating
       activities..............................   76,141     77,661     73,581
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of assets..........   92,000        --         --
  Deferred data procurement costs..............  (96,808)   (79,162)   (67,991)
  Purchase of property and equipment...........  (24,497)   (23,953)   (25,906)
  Capitalized software costs...................   (9,887)   (11,681)   (10,202)
  Investments relating to joint ventures.......   (4,812)    (1,832)   (20,287)
  Other........................................       62        210     (1,084)
                                                --------  ---------  ---------
    Net cash used by investing activities......  (43,942)  (116,418)  (125,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net bank (repayments) borrowings.............  (29,000)    29,000        --
  Net borrowings (repayments) of capitalized
   leases......................................    1,606       (435)    (1,500)
  Proceeds from exercise of stock options......    6,905      1,697     18,024
  Other........................................    1,341        --       1,486
                                                --------  ---------  ---------
    Net cash (used) provided by financing
     activities................................  (19,148)    30,262     18,010
EFFECT OF EXCHANGE RATE CHANGES ON CASH........       41        919       (346)
                                                --------  ---------  ---------
  Net increase (decrease) in cash and cash
   equivalents.................................   13,092     (7,576)   (34,225)
  Cash and cash equivalents at beginning of
   year........................................   11,792     19,368     53,593
                                                --------  ---------  ---------
  Cash and cash equivalents at end of year..... $ 24,884  $  11,792  $  19,368
                                                ========  =========  =========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994 AND 1993

NOTE 1--SUMMARY OF ACCOUNTING POLICIES

 Business

  Information Resources, Inc. ("IRI") and its subsidiaries (collectively the "Company") is a leading provider of information services to the consumer package goods ("CPG") industry. The Company obtains consumer purchase data from electronic point-of-sale scanners in retail stores and integrates this scan data with other proprietary data collected by the Company's field personnel. The Company maintains this data in massive data warehouses and provides CPG manufacturers, retailers, wholesalers and brokers with timely, detailed and accurate information regarding consumer purchasing patterns. The Company's software products assist clients in analyzing and using the Company's data, enabling them to make more cost effective decisions in marketing, selling and distributing their products.

 Principles of Consolidation

  The consolidated financial statements include the accounts of IRI and all wholly or majority owned subsidiaries. The minority interests separately disclosed herein reflects the non-Company owned stockholder interests in IRI InfoScan Limited (U.K.), Information Resources Japan, Ltd. and IRI-SECODIP, S.N.C., (France) ("IRI-SECODIP"). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from estimates.

 Reclassifications

  Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1995 presentation.

 Revenue Recognition and Change in Accounting Principle

  Effective January 1, 1994, the Company changed its method of recognizing revenue on its information service products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement, with the remaining revenue recognized ratably over the initial contract term. The cumulative effect of this change for periods prior to January 1, 1994 of $6.6 million (after reduction for the income tax effect of $4.4 million) is shown separately in the 1994 consolidated statement of operations. The impact of this change on the consolidated statement of operations for the year ended December 31, 1993 was not material.

  InfoScan products have contract terms of a period which are generally not less than one year. Contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by the giving of six months written notice by either party; or 2) multi-year contracts either non-cancelable or cancelable only with significant

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS penalties generally cancelable by the giving of six months written notice after the initial multi-year term. Revenue for special analytical services is recognized as services are performed.

  Revenues from the sale of software application products, or products sold under licensing agreements, are recognized upon delivery when there is a reasonable basis for estimating collectibility and the Company has no significant remaining obligations. If there are significant other obligations, revenues are recognized on the basis of incurred cost to total estimated cost over the life of the contract. Related software maintenance fees are recognized as earned over the terms of their respective contracts.

  Revenues from market research and consulting projects are recognized as services are performed. Certain of these projects are fixed-price in nature and use the percentage-of-completion method for the recognition of revenue. Revenues for projects that include a timesharing aspect are allocated over the timesharing period based on the costs incurred to provide the service.

 Research and Development

  Expenditures for research and development for the years ended December 31, 1995, 1994, and 1993 approximated $37.4 million, $35.1 million and $31.0 million respectively. Included in these expenditures were $9.9 million, $11.7 million and $10.2 million of software development costs that were capitalized for the years ended December 31, 1995, 1994 and 1993, respectively. Expenditures not capitalized are charged to expense as incurred.

 Benefits Plan

  The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The expense recognized for the 401(k) plan totaled approximately $1.5 million, $1.3 million and $1.0 million in 1995, 1994 and 1993, respectively.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, commercial paper and funds held in money market accounts with a maturity of three months or less.

 Fair Value of Financial Instruments and Credit Risk

  The carrying value of the Company's financial instruments, cash and cash equivalents, investments and debt obligations represent a reasonable estimate of their fair value. Management believes the estimated fair value of the Company's investments equal or exceed their carrying value. As of December 31, 1995 and 1994, the Company had no significant concentrations of credit risk related to cash equivalents and trade receivables.

 Property and Equipment

  Property and equipment is recorded at cost and is depreciated over the estimated service lives. For financial statement purposes, depreciation is provided by the straight-line method. Leasehold improvements are amortized

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS over the shorter of their estimated service lives or the terms of their respective lease agreements for financial statement purposes. Estimated useful lives are as follows:

        Computer equipment............................  3 to  5 years
        Market testing and other operating equipment..  3 to  7 years
        Leasehold improvements........................  5 to 20 years
        Equipment and furniture.......................  3 to  8 years

 Other Assets

  Other assets include deferred data procurement costs, intangible assets and capitalized software costs. Data procurement costs are amortized over a period of 28 months and include actual payments to retailers for point-of-sale data and causal costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the data base. Intangible assets include goodwill, solicitation rights and non-compete agreements, all of which arose from acquisitions, investment or strategic alliances. Goodwill is amortized on a straight-line basis over periods from ten to twenty years. Solicitation rights are amortized on a straight-line basis over the expected useful lives of six to ten years. Non-compete agreements are being amortized over periods from five to seven years. Capitalized costs of computer software held for sale are amortized on a straight-line basis beginning upon the software's general release date over a period not to exceed three years. On an ongoing basis, management reviews the valuation and amortization of other assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. (See Note 10). Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of other assets is not impaired. To the extent that actual operating results and cash flows are lower than these projections, the Company may be required to write down a portion of these assets.

 Income Taxes and Change in Accounting Principle

  Deferred income taxes are recognized at statutory rates to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred income taxes also result from differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109--Accounting for Income Taxes (FAS 109). The effect of the adoption was to record a $1.9 million cumulative adjustment representing the impact of recognizing tax benefits for future taxable losses.

 Earnings (Loss) per Common and Common Equivalent Share

  Earnings (loss) per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during each year. The modified treasury stock method is used to compute the effect of dilution from the exercise of stock options on earnings (loss) per common and common equivalent share since options outstanding exceed 20% of the shares of common stock outstanding. In applying the modified treasury stock method, stock options were not included in 1995 and 1994 as they were anti-dilutive.

 Stock Based Compensation

  The Company has accounted and will continue to account for stock option grants in accordance with provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Adoption of Recent Statement of Financial Accounting Standards

  The Company will adopt the recently issued Statement of Financial Accounting Standards, No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Standard") on January 1, 1996. The adoption of this Standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2--SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid (refunded) for interest and income taxes during the years ended December 31, was as follows (in thousands):

                                                            1995    1994   1993
                                                           ------  ------ ------
     Interest............................................. $4,876  $2,087 $1,055
     Income taxes......................................... $ (855) $1,547 $3,935

  Excluded from the consolidated statements of cash flows was the effect of the following non-cash investing and financing activities.

    In December 1995, the Company issued shares of Common Stock having a market value of $2.6 million in connection with the settlement of a 1994 shareholder lawsuit. (See Note 13.) In addition, in 1995, the Company issued shares of its Common Stock having a market value of $3.5 million in connection with a strategic alliance agreement and other acquisitions.

    In 1994, the Company issued shares of its Common Stock having a value of $10.5 million to acquire certain businesses and to invest in joint ventures. (See Note 3.)

    In 1995 and 1994, receivables of $1.6 million and $7.4 million, respectively, were reclassified to investment in joint ventures. In 1993, receivables of $1.8 million were transferred to investments in satisfaction of cash contributions that otherwise would have been made to various joint ventures.

NOTE 3--ACQUISITIONS AND JOINT VENTURES

  In March 1995, IRI entered into an alliance with Middle East Market Research Bureau International ("MEMRB"), a market research company based in Cyprus and operating in Eastern Europe. In connection with this agreement, IRI issued Common Stock having a market value of approximately $2.6 million and obtained an option to acquire up to a 49% ownership interest in MEMRB that expires in 2010. IRI's investment in MEMRB has been accounted for as a cost investment in the consolidated financial statements.

  In September 1994, the Company acquired 19.9% of GfK Panel Services Benelux B.V., a household consumer panel service operating in the Netherlands, for approximately $1.9 million. The purchase price included shares of the Company's Common Stock having a market value of approximately $1.4 million and a $.5 million interest in its existing joint venture in the Netherlands. Also in September 1994, the Company issued a promissory note for approximately $.6 million for the acquisition from GfK AG of a 19.9% ownership interest in GfK Belgium S.A. The Company issued shares of its Common Stock in settlement of the promissory note in January 1995.

  In January 1994, the Company formed a joint venture, Datos Information Resources, with Datos C.A. of Venezuela to offer market research services and to promote the licensing of the Company's software and related services in Venezuela. The Company acquired a 49% interest in the joint venture for shares of the Company's Common Stock having a market value of approximately $5.8 million.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In July 1993, the Company and GfK AG completed the reorganization of their 1988 EuroScan joint venture whereby the Company's ownership interest in the German joint venture company, GfK Panel Services GmbH, was reduced to 15%. The Company's net investment made to the joint venture company in connection with the reorganization was $7.2 million, including transaction costs. The Company also reacquired certain Western European rights to its InfoScan production technology for $2.0 million.

  In April 1993, the Company acquired a 45% ownership interest in a French market information business through the formation of a joint venture with certain European market research companies. By December 31, 1994, the Company increased its ownership percentage to 50%. The Company's investments in connection with the joint venture, including its acquisition costs, approximated $13.0 million. In February 1995, the Company purchased 39% of the joint venture from SECODIP, increasing the Company's ownership percentage to 89%. IRI-SECODIP has been consolidated since January 1, 1995.

NOTE 4--NET GAIN ON DISPOSITION OF ASSETS

  On July 27, 1995, the Company completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and related software application products relating to its on-line analytical processing business (the "General Software Business") previously operated by the Company's software division. The sale transaction was consummated pursuant to the terms of an Amended and Restated Asset Purchase Agreement dated as of June 12, 1995 between the Company and Oracle and resulted in a pre-tax gain of approximately $41.1 million. The Company retained sales and marketing application products for use in the consumer packaged goods industry. The Company and Oracle also entered into certain on-going licensing and support agreements which granted the Company the right to use, market and sublicense to third parties the EXPRESS(R) and general purpose DataServer application products sold to Oracle. In consideration for such assets and liabilities, Oracle paid approximately $100 million in cash subject to post-closing adjustment. Approximately $11.8 million of the sales proceeds were deposited to an interest-bearing escrow trust account of which $3.8 million was released in August 1995. The remaining $8.0 million constitutes a general escrow to be held for one year. A portion of the sale proceeds were used to repay the Company's bank credit facility. The remainder of the proceeds was used to pay expenses of the sale and held for general corporate purposes.

  The following information sets forth, for the periods and at the dates indicated, summarized unaudited pro forma condensed consolidated financial information for the Company. This financial information is derived from the historical consolidated financial statements and notes thereto and reflects the condensed consolidated results of operations as if the following transactions had occurred on December 31, 1993. The transactions impacting the pro forma financial information are:

    (1) In July 1995, the Company sold its General Software Business to Oracle for approximately $100 million.

    (2) In July 1995, the Company repaid all of its outstanding bank borrowings using the cash proceeds of the sale.

  The pro forma condensed consolidated financial information reflects: (1) recognition of the impact of the sale of the General Software Business to Oracle; and (2) the decrease of net interest expense resulting from the assumed payment of bank loans with proceeds from the sale. The net gain on the sale of the General Software Business to Oracle is not reflected in the unaudited pro forma condensed consolidated statement of operations for the periods presented.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, interest income on the remaining excess cash proceeds from the sale of the General Software Business after repayment of bank indebtedness and related expenses has not been reflected in the unaudited pro forma condensed consolidated statements of operations for the periods presented. If the remaining excess cash proceeds from sale were invested in U.S. Treasury securities, pro forma net loss before cumulative effect of change in accounting principle would be benefited by $.05 and $.07 per share for the twelve months ended December 31, 1995 and 1994, respectively. The pro forma unaudited condensed consolidated financial information is not necessarily indicative of the consolidated results of operations as they might have been if the sale had been consummated on the assumed date.

  The following table presents, on a pro forma basis, a condensed consolidated statement of operations for the twelve months ended December 31, 1995 and 1994. (In millions, except per share data):

 Condensed Consolidated Statement of Operations (Unaudited)

                                              PRO FORMA           PRO FORMA
                                         TWELVE MONTHS ENDED TWELVE MONTHS ENDED
                                          DECEMBER 31, 1995   DECEMBER 31, 1994
                                         ------------------- -------------------
   Revenues............................        $359.7              $312.6
                                               ======              ======
   Operating profit (loss).............         (47.0)               12.5
                                               ======              ======
   Interest expense and other, net.....            .1                  .3
                                               ======              ======
   Loss before income taxes, minority
    interest and cumulative effect of
    change in accounting principle.....         (47.6)               (4.7)
                                               ======              ======
   Net loss before cumulative effect of
    change in accounting principle.....        $(29.1)             $ (3.5)
                                               ======              ======
   Net loss per common and common
    equivalent share...................        $(1.08)             $ (.13)
                                               ======              ======
   Weighted average common and common
    equivalent shares..................          27.0                26.1
                                               ======              ======

NOTE 5--NONRECURRING EXPENSES

  Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally accelerated recognition of deferred European data procurement costs to net realizable value and a $10.4 million charge principally relating to the Company's Towne-Oller facility closing and related severance charge. The accelerated recognition of deferred European data procurement costs was necessary based upon the Company's assessment of the realizability of these assets in part due to lower than originally expected revenues and operating results in the Company's startup operations in the United Kingdom and Italy. The nonrecurring expense relating to the Company's Towne-Oller business was initiated by the Company's decision to transition Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data and close down its New York operation. Amounts charged against the $2.9 million reserve established for facility operating leases and severance aggregated $.2 million in 1995.

  In 1993, the Company recorded a pre-tax charge of approximately $3.0 million primarily related to the disposition of certain non-strategic assets.

NOTE 6--INCOME TAXES

  IRI and its U.S. subsidiaries and partnerships file their Federal income tax return on a consolidated basis. As of December 31, 1995, the Company had cumulative Federal net operating loss ("NOL") carryforwards of

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS approximately $41.1 million that expire primarily in 2009 and 2010. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. In addition, at December 31, 1995, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $3.9 million which are subject to various income tax provisions of each respective country. Approximately $2.7 million of these foreign NOLs may be carried forward indefinitely, while the remaining $1.2 million expire in 1999 and 2000. The Company is subject to the alternative minimum tax for financial reporting purposes resulting in an alternative minimum tax carryforward of $1.3 million as of December 31, 1995. This amount will be allowed as a credit carryover against regular tax in the future in the event the regular tax expense exceeds the alternative minimum tax expense. At December 31, 1995 the Company had general business tax credit carryforwards of approximately $3.0 million which expire between 1996 and 2003 and are available to reduce future Federal income tax liabilities.

  Domestic earnings before income taxes, minority interests and cumulative effect of changes in accounting principle were $27.1 million, $3.4 million and $38.4 million for 1995, 1994 and 1993, respectively. The foreign loss before income taxes, minority interests and cumulative effect of changes in accounting principle was $(43.3) million, $(17.1) million, and ($2.4) million for 1995, 1994 and 1993, respectively. A majority of the European foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. income tax return in accordance with the Internal Revenue Code.

  Income tax (expense) benefit relating to earnings (loss) before minority interests and cumulative effect of changes in accounting principle for the years ended December 31, 1995, 1994 and 1993 consisted of the following components (in thousands):

                                                     1995     1994      1993
                                                    -------  -------  --------
     Current income tax (expense)
       Federal..................................... $   --   $  (385) $ (6,048)
       Foreign.....................................  (1,094)    (976)     (989)
       State and local.............................     --    (1,087)   (1,820)
                                                    -------  -------  --------
                                                     (1,094)  (2,448)   (8,857)
                                                    -------  -------  --------
     Deferred income tax (expense) benefit
       Federal.....................................   3,282    3,577    (5,148)
       Foreign.....................................   1,181      920       --
       State and local.............................     821    1,773    (1,411)
                                                    -------  -------  --------
                                                      5,284    6,270    (6,559)
                                                    -------  -------  --------
     Income tax (expense) benefit.................. $ 4,190  $ 3,822  $(15,416)
                                                    =======  =======  ========

  In accordance with generally accepted accounting principles, the Company has reflected a reduction of its deferred tax liability for its Federal and state NOL carryforwards in its consolidated financial statements. The Company's recognition of Federal and state future tax benefits is due to the expected utilization of those benefits based upon future receipt of substantial taxable income, specifically resulting from over $111 million of existing temporary differences at December 31, 1995, primarily deferred data procurement costs, capitalized software costs and depreciation, most of which will reverse over the next three years.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
     Deferred tax liabilities:
       Deferred data procurement costs........................ $37,959  $33,463
       Capitalized software costs.............................   3,664    9,057
       Property and equipment.................................   2,392    4,276
       Other..................................................     710      713
                                                               -------  -------
         Total deferred tax liabilities.......................  44,725   47,509
     Deferred tax assets:
       Domestic NOL carryforwards.............................  16,505   16,248
       Domestic tax credit carryforwards......................   4,318    4,216
       Foreign NOL carryforwards..............................   1,492    1,069
       Revenue recognition change.............................   2,911    3,651
       Litigation reserve.....................................     138    2,495
       Lease accounting.......................................   1,239    2,417
       Reserve for nonrecurring items.........................   4,472      --
       Other..................................................   9,127    8,515
                                                               -------  -------
         Total deferred tax assets............................  40,202   38,611
     Valuation allowance on deferred tax assets...............  (4,120)  (3,478)
                                                               -------  -------
     Net deferred tax assets..................................  36,082   35,133
                                                               -------  -------
     Net deferred tax liability............................... $ 8,643  $12,376
                                                               =======  =======

  The valuation allowance increased $.6 million in 1995 and $1.3 million in 1994, as it is more likely than not that the net operating loss carryforwards generated by certain Company subsidiaries in these years will not be utilized to offset taxable income. Income tax expense differs from the statutory U.S. Federal income tax rate of 35% applied to earnings (loss) before income taxes, minority interests and cumulative effect of changes in accounting principle for the years ended December 31, 1995, 1994 and 1993 as follows (in thousands):

                                                       1995    1994     1993
                                                      ------  ------  --------
     Statutory tax (expense) benefit................  $5,660  $4,803  $(12,617)
     Effects of--
       State income taxes, net of Federal income tax
        benefit.....................................     821     643    (1,974)
       Nondeductible meals and entertainment........    (502)   (372)     (141)
       Nondeductible acquisition/organization
        costs.......................................    (719)   (231)     (345)
       Other nondeductible expenses.................    (374)   (436)      --
       Foreign taxes................................    (976)   (171)        6
       Other........................................     280    (414)     (345)
                                                      ------  ------  --------
                                                      $4,190  $3,822  $(15,416)
                                                      ======  ======  ========

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--ACCOUNTS RECEIVABLE

  Accounts receivable at December 31, were as follows (in thousands):

                                                             1995      1994
                                                           --------  --------
     Billed............................................... $ 62,580  $ 58,666
     Unbilled.............................................   34,903    59,806
     Other................................................    2,239     4,305
                                                           --------  --------
                                                             99,722   122,777
     Reserve for accounts receivable......................   (3,860)   (2,926)
                                                           --------  --------
                                                           $ 95,862  $119,851
                                                           ========  ========

  Payments in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled charges represent revenues and fees on contracts and other services earned to date for which customers have not yet been invoiced.

NOTE 8--PROPERTY AND EQUIPMENT

  Property and equipment at December 31, were as follows (in thousands):

                                                             1995      1994
                                                           --------  --------
     Computer equipment................................... $ 69,814  $ 70,572
     Market testing and other operating equipment.........   18,956    25,231
     Leasehold improvements...............................   15,425    15,310
     Equipment and furniture..............................   32,751    34,424
                                                           --------  --------
                                                            136,946   145,537
     Accumulated depreciation and amortization............  (76,541)  (85,244)
                                                           --------  --------
                                                           $ 60,405  $ 60,293
                                                           ========  ========

NOTE 9--INVESTMENTS

  Investments at December 31 were as follows (in thousands):

                                                             1995      1994
                                                           --------  --------
     Datos Information Resources, at cost plus equity in
      undistributed earnings.............................. $  6,399  $  6,137
     IRI-SECODIP, at cost less equity in net losses
      (consolidated since January 1, 1995)................      --      4,664
     Other investments, primarily GfK Panel Services
      Benelux B.V. and GfK Panel Services GmbH, at cost...   12,392    10,194
                                                           --------  --------
                                                           $ 18,791  $ 20,995
                                                           ========  ========

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Pursuant to the rules and regulations of the Securities and Exchange Commission, summarized financial data for all equity investments including IRI-SECODIP at December 31, 1994 and the year then ended is presented below (in thousands):

Current assets.......... $ 8,425      Current
Non-current assets......  12,247       liabilities....... $18,746
                         -------      Non-current
                         $20,672       liabilities.......   6,913
                         =======      Stockholders'
                                       deficit...........  (4,987)
                                                          -------
                                                          $20,672
                                                          =======

      Revenues, operating loss and net loss for all equity investments including IRI-SECODIP for the year ended December 31, 1994 were $18.4 million, ($9.1) million and ($9.1) million, respectively. Revenues, operating loss and net loss for all equity investments including IRI-SECODIP for the period from inception in 1993 to December 31, 1993 were $10.8 million, ($1.5) million and ($1.4) million, respectively.

NOTE 10--OTHER ASSETS

  Other assets at December 31 were as follows (in thousands):

                                                                1995     1994
                                                              -------- --------
     Deferred data procurement costs--net of accumulated
      amortization of $92,912 in 1995 and $78,408 in 1994.... $ 98,602 $ 87,799
     Intangible assets, including goodwill primarily related
      to acquisitions--net of accumulated amortization of
      $14,026 in 1995 and $9,260 in 1994.....................   13,395   13,903
     Capitalized software costs--net of accumulated
      amortization of $3,648 in 1995 and $14,255 in 1994.....    9,857   23,357
     Other...................................................    3,571    3,949
                                                              -------- --------
                                                              $125,425 $129,008
                                                              ======== ========

NOTE 11--LONG-TERM DEBT

  Long-term debt at December 31, was as follows (in thousands):

                                                               1995      1994
                                                             --------  --------
     Bank borrowings........................................ $    --   $ 29,000
     Capitalized leases.....................................    6,077     4,450
                                                             --------  --------
                                                                6,077    33,450
     Less current maturities................................   (2,317)   (1,998)
                                                             --------  --------
                                                             $  3,760  $ 31,452
                                                             ========  ========

  The Company repaid the entire amount outstanding under its bank credit facility in July 1995 using proceeds from the sale of the Company's General Software Business. (See Note 4.)

  In November 1995, the Company replaced its $65.0 million bank credit facility maturing in 1997 with a new $50.0 million facility maturing in 1998, with fixed or floating interest rate options at or below prime. Facility fees of .15% are payable on the bank credit facility, and there are no commitment fees. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets. The financial covenants also require the Company to meet tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratio minimums.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Capitalized leases primarily consist of leases for computer and telephone equipment expiring through 1998. Maturities of capitalized leases and other long-term debt during each of the years 1996 through 1999 are $2.3 million, $2.4 million, $1.1 million and $.3 million, respectively.

  Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of any share of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $7.2 million is available for such distributions under the most restrictive of these covenants.

NOTE 12--CAPITAL STOCK

 Preferred Stock

  IRI has authority to issue one million shares of $.01 par value Preferred Stock in series with the rights and limitation of each series being determined by the Board of Directors.

 Common Stock

  At December 31, 1995, 1994 and 1993, 27,587,176, 26,493,277 and 25,416,502
shares of Common Stock, respectively were issued and outstanding.

  In December 1995, the Company issued 211,223 shares of Common Stock in settlement of a shareholder lawsuit. (See Note 13.) In 1995 and 1994 the Company issued 244,000 and 907,000 shares of Common Stock, respectively, in connection with a strategic alliance agreement and acquisition of businesses and joint ventures.

  There are restrictions in IRI's loan and lease agreements which limit the payment of dividends and the repurchases or redemption of Common Stock. (See
Note 11.)

 Stock Options

  The Company has several stock option plans. The Employee Stock Option Plans covers most employees other than executive officers and directors. Substantially all options under these plans have been granted at fair market value or higher. Most option grants are exercisable in equal annual increments of 25% beginning on the first anniversary of the grant date and expire ten years after the date of grant.

  IRI also has an Executive Stock Option Plan covering executive officers and directors which at inception authorized up to 2.5 million stock options. Most options under this plan were granted at fair market value. Most option grants are exercisable in equal annual increments of 25% beginning on the first anniversary of the grant date and expire ten years after the date of grant. For options granted at less than fair market value, the Company recognizes compensation expense for the difference between the total option market value and the total exercise price on the date of grant. Compensation expense is recognized ratably over the vesting period and approximately $1.8 million, $3.0 million and $.4 million of compensation expense was recognized in 1995, 1994 and 1993, respectively. The Company had accrued $1.6 million at December 31, 1995 and 1994, respectively, for such expense.

  In April 1994, the Board of Directors of the Company cancelled certain outstanding stock options with exercise prices exceeding $14.25 and replaced those options with new stock options if the employee agreed to an extension in the vesting schedule. Executive officers and directors were not eligible to participate in this program.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Transactions involving the plans are summarized as follows:

                                         1995           1994          1993
                                     -------------  ------------  ------------
Options outstanding at beginning of
 year..............................      9,708,047     7,295,326     4,777,032
  Granted..........................      2,013,565     6,724,543     3,539,192
  Exercised........................       (638,748)     (169,926)     (870,157)
  Cancelled........................     (2,263,619)   (4,141,896)     (150,741)
                                     -------------  ------------  ------------
Options outstanding at end of
 year..............................      8,819,245     9,708,047     7,295,326
                                     =============  ============  ============
Available for grant................      4,970,512     4,772,872     5,695,803
                                     =============  ============  ============
Options exercisable at end of
 year..............................      5,196,520     3,199,075     2,810,254
                                     =============  ============  ============
Price range of options:
  Granted..........................  $10.13-$16.50  $9.93-$25.50  $0.01-$42.75
  Exercised........................  $ 0.01-$14.25  $0.01-$33.63  $6.86-$34.25
  Cancelled........................  $ 8.13-$31.13  $8.13-$42.75  $8.13-$34.25
  Outstanding......................  $ 0.01-$34.00  $0.01-$34.00  $0.01-$42.75

  At December 31, 1995 under the Executive Stock Option Plan .5 million options were available for grant to directors and executive officers of the Company and under the Employee Stock Option Plan 4.5 million options were available to non-executive officers. In connection with all IRI employee stock plans, 13,789,757 shares were reserved for issuance at December 31, 1995.

NOTE 13--COMMITMENTS, CONTINGENCIES AND LITIGATION
 1. Lease Agreements and Other Commitments

  The Company leases certain property and equipment under operating leases, including a lease on its Chicago, Illinois headquarters facilities, expiring at various dates through 2010. The Company's headquarters lease agreement contains financial and other covenants including restrictions on the payment of dividends. This lease, which was part of a sale/leaseback transaction in 1990, resulted in a $6.2 million deferred gain which is being recognized over the lease's initial term. At December 31, 1995 obligations to make future minimum payments under all operating leases were $131.0 million in the aggregate and $29.5 million, $25.9 million, $22.7 million, $15.6 million and $9.5 million for the five years ended December 31, 2000, respectively. Rent expense for all operating leases was $32.6 million, $29.8 million and $26.3 million for the years ended December 31, 1995, 1994 and 1993, respectively.

 2. Legal Proceedings

  In the ordinary course of business, IRI and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management that the ultimate disposition of pending litigation will not be material.

  The Company was involved in a shareholder class action suit filed by certain shareholders in 1989. In June 1994 a federal district court jury returned a unanimous verdict in favor of the Company. The plaintiffs appealed such determination with the United States Court of Appeals for the Seventh Circuit. In August 1995 the Appeals Court rendered its decision in favor of the Company. The plaintiffs did not file any further appeals.

  In April 1994 certain shareholders filed a class action lawsuit against the Company, and in October 1994 the Company entered into an agreement to settle this lawsuit. In March 1995, the settlement was approved by the federal district court as fair, just, reasonable and adequate to the settlement class, and the case was dismissed on the merits with prejudice. The settlement required the payment of $12.5 million, of which $7.3 million was paid by the Company's insurance carriers. Pursuant to the terms of the settlement agreement, in December 1995 the Company satisfied its obligations by issuing 211,223 shares of Common Stock and paying $2.6 million in cash to the settlement class.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--GEOGRAPHIC AREA INFORMATION

  The Company develops and maintains computer-based proprietary data bases, decision support software, and mathematical models, primarily for the analysis of detailed information on purchasing of consumer goods, all within one industry segment--business information services. This information has been restated to reflect European operations as a separate geographic area. The following table presents information about the Company by geographic areas (in thousands).

                                                     1995      1994      1993
                                                   --------  --------  --------
Operating revenues(a):
 To unaffiliated customers:
  United States................................... $329,340  $318,091  $283,918
  Europe..........................................   62,693    48,359    44,308
  Other International.............................    7,882    10,120     6,318
 Transfers between geographic areas:
  United States...................................    4,343     8,802     8,695
  Europe..........................................    1,099     1,938     1,943
  Eliminations....................................   (5,441)  (10,740)  (10,638)
                                                   --------  --------  --------
    Total operating revenues...................... $399,916  $376,570  $334,544
                                                   ========  ========  ========
Operating profit (loss)(b)(c):
  United States................................... $ (4,922) $ 33,421  $ 47,302
  Europe..........................................  (42,983)  (17,559)   (2,901)
  Other International.............................   (3,368)   (3,021)     (880)
  Corporate expenses..............................   (3,652)   (7,535)   (5,590)
                                                   --------  --------  --------
    Operating profit (loss)....................... $(54,925) $  5,306  $ 37,931
                                                   ========  ========  ========
Identifiable assets at December 31(d):
  United States................................... $239,069  $253,885  $247,888
  Europe..........................................   84,109    80,051    64,765
  Other International.............................   15,358    12,858     4,696
                                                   --------  --------  --------
    Total identifiable assets..................... $338,536  $346,794  $317,349
                                                   ========  ========  ========

--------
(a) Total international revenues, including export sales, were $72.9 million, $61.9 million and $54.7 million for 1995, 1994 and 1993, respectively.
(b) Operating profit (loss) included results from the General Software Business sold to Oracle in 1995 and also included nonrecurring expenses of $22.8 million and $3.0 million in 1995 and 1993, respectively. (See Note 5.) Operating profit (loss) excluded net gain on disposition of assets of $41.1 million in 1995. (See Note 4.)
(c) Operating profit (loss) excluded litigation provision of $8.3 million and $.4 million in 1994 and 1993, respectively. (See Note 13.)
(d) Identifiable assets included investments aggregating $18.8 million, $21.0 million and $11.8 million at December 31, 1995, 1994 and 1993. (See Note 9.)

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF QUARTERLY DATA (UNAUDITED)

  Summaries of consolidated results on a quarterly basis are as follows (in thousands, except per share data):

                                                       1995
                                        -------------------------------------
                                         FIRST     SECOND    THIRD    FOURTH
                                        QUARTER   QUARTER   QUARTER  QUARTER
                                        --------  --------  -------  --------
Revenues............................... $104,795  $109,332  $87,288  $ 98,501
                                        ========  ========  =======  ========
Nonrecurring expenses..................      --        --   (22,759)      --
                                        ========  ========  =======  ========
Operating loss.........................   (4,980)   (5,033) (44,305)     (607)
                                        ========  ========  =======  ========
Net gain on disposition of assets......      --        --    41,126       --
                                        ========  ========  =======  ========
    Net earnings (loss)................   (3,291)   (3,609)  (4,802)       24
                                        ========  ========  =======  ========
Net earnings (loss) per common and
 common equivalent shares.............. $   (.12) $   (.13) $  (.18) $    --
                                        ========  ========  =======  ========
Weighted average common and common
 equivalent shares.....................   26,615    26,826   27,128    27,394
                                        ========  ========  =======  ========
                                                       1994
                                        -------------------------------------
                                         FIRST     SECOND    THIRD    FOURTH
                                        QUARTER   QUARTER   QUARTER  QUARTER
                                        --------  --------  -------  --------
Revenues............................... $ 87,678  $ 92,183  $92,915  $103,794
                                        ========  ========  =======  ========
Operating profit (loss)................    4,526     2,141   (1,307)      (54)
                                        ========  ========  =======  ========
Litigation provision...................   (5,000)      --    (3,000)     (275)
                                        ========  ========  =======  ========
Earnings (loss) before cumulative
 effect of change in accounting
 principle(a)..........................   (1,288)       12   (3,104)   (4,541)
                                        ========  ========  =======  ========
Cumulative effect on prior years of
 change in accounting principle........   (6,594)      --       --        --
                                        ========  ========  =======  ========
    Net earnings (loss)................ $ (7,882) $     12  $(3,104) $ (4,541)
                                        ========  ========  =======  ========
Net earnings (loss) per common and
 common equivalent share:
  Before cumulative effect of
   accounting change................... $   (.05) $    --   $  (.12) $   (.17)
  Cumulative effect of accounting
   change..............................     (.26)      --       --        --
                                        --------  --------  -------  --------
    Net earnings (loss)................ $   (.31) $    --   $  (.12) $   (.17)
                                        ========  ========  =======  ========
Weighted average common and common
 equivalent shares.....................   25,579    26,091   26,174    26,380
                                        ========  ========  =======  ========

--------
(a) As a part of the restructuring of the IRI-SECODIP joint venture in 1994, the Company recognized all losses in excess of the Company's capital contributions to IRI-SECODIP. As a result, the Company recorded an additional $2.7 million loss in the fourth quarter.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The sections entitled "Election of Directors" and "Ownership of Securities" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting of stockholders scheduled for May 23, 1996. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting of stockholders scheduled for May 23, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting of stockholders scheduled for May 23, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting of stockholders scheduled for May 23, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as a part of this Report:

    1. Financial Statements

     The consolidated financial statements of the Company are included in
     Part II, Item 8 of this Report.

     2. Financial Statement Schedules                                  PAGE NO.
                                                                       --------
      (I) Information Resources, Inc. and Subsidiaries
        Report of Independent Certified Public Accountants on
        Schedules....................................................        43
        Schedule II--Valuation and Qualifying Accounts; Allowance for
        Doubtful Receivables.........................................        44
      (II) IRI-SECODIP, S.N.C.--1994
        Report of Independent Certified Public Accountants...........        47
        Balance Sheet at December 31, 1994...........................        48
        Statement of Operations for the Year Ended December 31,
         1994........................................................        49
        Statement of Stockholders' Deficit for the Year Ended
         December 31, 1994...........................................        50
        Statement of Cash Flows for the Year Ended December 31,
         1994........................................................        51
        Notes to Financial Statements................................        52
     (III) IRI-SECODIP, S.N.C.--1993

              The results of operations of IRI-SECODIP, S.N.C were not material in relation to the consolidated statement of operations in 1993 and financial statements were omitted.

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

    3. Exhibits

     (I) See Exhibit Index (immediately Following the Financial Statement Schedules attached hereto).

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

              1992 Executive Stock Option Plan, as amended.

              1992 Employee Incentive Stock Option Plan.

              Employment Agreement dated November 4, 1993 between the Company and George Garrick.

              1994 Employee Nonqualified Stock Option Plan.

              Form of Information Resources, Inc. Directorship/Officership Agreement between the Company and its directors, its executive officers and certain other officers.

              Employment Termination Agreement dated as of March 4, 1996, between the Company and George R. Garrick.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Information Resources, Inc. and Subsidiaries

  In connection with our audit of the consolidated financial statements of Information Resources, Inc. and Subsidiaries referred to in our report dated February 15, 1996 which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          Grant Thornton LLP

Chicago, Illinois
February 15, 1996

                                  SCHEDULE II

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        RESERVE FOR ACCOUNTS RECEIVABLE
                                 (IN THOUSANDS)

                          BALANCE AT     ADDITIONS       DEDUCTIONS    BALANCE AT
                         BEGINNING OF    CHARGED TO    (NET WRITEOFFS/   END OF
      DESCRIPTION           PERIOD    COSTS & EXPENSES   RECOVERIES)     PERIOD
      -----------        ------------ ---------------- --------------- ----------
Year ended December 31,
 1993...................    $2,051         $  627          $  (428)      $2,250
Year ended December 31,
 1994...................    $2,250         $2,565          $(1,889)      $2,926
Year ended December 31,
 1995...................    $2,926         $6,295          $(5,361)      $3,860

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: March 25, 1996

                                          Information Resources, Inc.

                                                    /s/ Gian M. Fulgoni
                                          By: _________________________________
                                              GIAN M. FULGONI CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 25, 1996.

              SIGNATURE                         TITLE

     */s/ Thomas W. Wilson, Jr.         Chairman of the
-------------------------------------    Board of Directors
        THOMAS W. WILSON, JR.

         /s/ Gian M. Fulgoni            Chief Executive
_____________________________________    Officer and
           GIAN M. FULGONI               Director [Principal
                                         executive officer]

          /s/ Gary M. Hill              Executive Vice
-------------------------------------    President and Chief
            GARY M. HILL                 Financial Officer
                                         [Principal
                                         financial officer]

     /s/ John P. McNicholas, Jr.        Senior Vice
-------------------------------------    President and
       JOHN P. MCNICHOLAS, JR.           Controller
                                         [Principal
                                         accounting officer]

        */s/ James G. Andress                 Director
-------------------------------------
          JAMES J. ANDRESS

        */s/ Gerald J. Eskin                  Director
-------------------------------------
           GERALD J. ESKIN

              SIGNATURE                         TITLE

        */s/ Edwin E. Epstein                 Director
-------------------------------------
          EDWIN E. EPSTEIN

       */s/ John D. C. Little                 Director
-------------------------------------
          JOHN D. C. LITTLE

       */s/ Leonard M. Lodish                 Director
-------------------------------------
          LEONARD M. LODISH

       */s/ Edward E. Lucente                 Director
-------------------------------------
          EDWARD E. LUCENTE

                                              Director
-------------------------------------
           EDITH W. MARTIN

   */s/ George G. Montgomery, Jr.             Director
-------------------------------------
      GEORGE G. MONTGOMERY, JR.

       */s/ Jeffrey P. Stamen                 Director
-------------------------------------
          JEFFREY P. STAMEN

                                              Director
-------------------------------------
            GLEN L. URBAN

        /s/ Gian M. Fulgoni
*By: ________________________________
 GIAN M. FULGONIPURSUANT TO A POWER
             OF ATTORNEY

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
IRI-SECODIP, S.N.C.

  We have audited the accompanying balance sheet of IRI-SECODIP, S.N.C. as of December 31, 1994, and the related statements of operations, stockholders' deficit and cash flows for the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRI-SECODIP, S.N.C. at December 31, 1994, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

Chicago, Illinois
March 24, 1995

                              IRI-SECODIP, S.N.C.

                                 BALANCE SHEET

                               DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                               ASSETS
CURRENT ASSETS
  Accounts receivable
    Customers........................................................ $  4,923
    Related parties..................................................       43
    Other............................................................      703
                                                                      --------
                                                                         5,669
  Prepaid expenses and other current assets..........................      422
                                                                      --------
    Total current assets.............................................    6,091
                                                                      --------
PROPERTY AND EQUIPMENT
  Computer equipment.................................................    2,758
  Equipment and furniture............................................      952
                                                                      --------
                                                                         3,710
  Accumulated depreciation and amortization..........................   (1,075)
                                                                      --------
                                                                         2,635
OTHER ASSETS (NOTE 3)................................................    6,814
                                                                      --------
                                                                      $ 15,540
                                                                      ========
                             LIABILITIES
CURRENT LIABILITIES
  Bank borrowings (NOTE 4)........................................... $  4,812
  Accounts payable...................................................    4,922
  Current portion of payables to related parties (NOTE 5)............    2,099
  Accrued expenses (NOTE 6)..........................................    1,899
  Deferred revenue...................................................      129
                                                                      --------
    Total current liabilities........................................   13,861
                                                                      --------
LONG-TERM PAYABLES TO RELATED PARTIES (NOTE 5).......................    6,470
OTHER LONG-TERM LIABILITIES..........................................      163
STOCKHOLDERS' DEFICIT
  Capital stock--authorized, issued and outstanding 4,126,792 shares,
   4 French Francs par value.........................................    2,954
  Accumulated deficit................................................   (7,651)
  Cumulative translation adjustment..................................     (257)
                                                                      --------
    Total stockholders' deficit......................................   (4,954)
                                                                      --------
                                                                      $ 15,540
                                                                      ========

   The accompanying notes to the financial statements are an integral part of these statements.

                              IRI-SECODIP, S.N.C.

                            STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

Revenues.............................................................. $12,414
                                                                       -------
Costs and expenses
  Operating expenses..................................................  18,358
  Selling, general and administrative expenses........................   2,283
                                                                       -------
                                                                        20,641
                                                                       -------
Operating loss........................................................  (8,227)
Other income (expense)
  Interest expense....................................................    (154)
  Other--net..........................................................     182
                                                                       -------
                                                                            28
                                                                       -------
Loss before income taxes..............................................  (8,199)
Income tax expense....................................................     (11)
                                                                       -------
Net loss.............................................................. $(8,210)
                                                                       =======


   The accompanying notes to the financial statements are an integral part of these statements.

                              IRI-SECODIP, S.N.C.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                          YEAR ENDED DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                           CUMULATIVE
                                       CAPITAL ACCUMULATED TRANSLATION
                                        STOCK    DEFICIT   ADJUSTMENT   TOTAL
                                       ------- ----------- ----------- -------
Balance at January 1, 1994............ $  778    $   559      $ (51)   $ 1,286
Issuance of 2,875,001 shares..........  2,176        --         --       2,176
Foreign currency translation..........    --         --        (206)      (206)
Net loss for the year.................    --      (8,210)       --      (8,210)
                                       ------    -------      -----    -------
Balance at December 31, 1994.......... $2,954    $(7,651)     $(257)   $(4,954)
                                       ======    =======      =====    =======



   The accompanying notes to the financial statements are an integral part of these statements.

                              IRI-SECODIP, S.N.C.

                            STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................................................. $(8,210)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization.......................................     880
  Amortization of deferred data procurement costs.....................   2,324
  Gain on disposal of assets..........................................      (3)
  Change in assets and liabilities:
   Decrease in accounts receivable....................................     326
   Increase in other current assets...................................    (410)
   Increase in accounts payable and accrued expenses..................   1,410
   Increase in payables to related parties............................   4,141
   Increase in deferred revenue.......................................     124
                                                                       -------
   Total adjustments..................................................   8,792
                                                                       -------
    Net cash provided by operating activities.........................     582
                                                                       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment.......................      25
   Purchase of property and equipment.................................  (1,247)
   Software costs.....................................................  (1,032)
   Deferred data procurement costs....................................  (5,802)
                                                                       -------
    Net cash used by investing activities.............................  (8,056)
                                                                       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings.....................................................   4,671
   Proceeds from issuance of common stock.............................   2,176
                                                                       -------
    Net cash provided by financing activities.........................   6,847
                                                                       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................     (90)
                                                                       -------
NET DECREASE IN CASH..................................................    (717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................     717
                                                                       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................. $   --
                                                                       =======

   The accompanying notes to the financial statements are an integral part of these statements.

                              IRI-SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

NOTE 1--NATURE OF BUSINESS

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

NOTE 2--SUMMARY OF ACCOUNTING POLICIES

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

2. Property and Equipment

  Property and equipment is recorded at cost and depreciated over the estimated service lives on a straight-line basis. Estimated useful lives for property and equipment are as follows:

       Computer equipment.........................................  1 to 4 years
       Equipment and furniture.................................... 5 to 10 years

3. Other Assets

  Other assets include deferred data procurement costs, capitalized software and other intangible assets.

  Data procurement costs are capitalized as incurred and amortized over twenty-eight months. Software acquired and to be licensed to customers is amortized on a straight-line basis over three years.

4. Income Taxes

  IRI-SECODIP has elected to be taxed as a corporation. Net losses for tax purposes can carry forward for five years.

  IRI-SECODIP accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109--Accounting for Income Taxes ("FAS 109"). FAS 109 requires an asset and liability approach in accounting for income taxes. Under this method deferred taxes are recognized at enacted rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at year end. Due to the losses incurred by IRI-SECODIP, pursuant

                              IRI-SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994
to French tax regulations only a minimal amount of tax provision has been recorded in the accompanying financial statements.

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

NOTE 3--OTHER ASSETS

  Other assets at December 31 are as follows (in thousands):

   Deferred data procurement costs--net of accumulated amortization of $2,757........................................................ $ 5,743
   Capitalized software costs--net of accumulated amortization of
    $352.............................................................     703
   Other.............................................................     368
                                                                      -------
                                                                      $ 6,814
                                                                      =======

NOTE 4--BANK BORROWINGS

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

NOTE 5--PAYABLES TO RELATED PARTIES

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

  As of December 31, 1994 IRI had loaned IRI-SECODIP approximately $1,623,000 pursuant to the terms of a revolving loan agreement signed at the time of the formation of the joint venture in 1993. The loan is unsecured and non-interest bearing through the maturity date of December 31, 1995. If the revolving loan is not paid as of the maturity date, then interest shall begin to accrue at an annual rate of interest equal to the U.S. Prime Rate

                              IRI-SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994
plus two percent. At IRI's sole discretion, IRI may request a prepayment of the loan by IRI-SECODIP. In such case, IRI shall arrange for there to be substituted for the loan a bank loan made directly to IRI-SECODIP by IRI's bank. IRI does not intend to call the revolving loan prior to January 1, 1996; therefore it is classified as long-term.

  The following is a summary of amounts owed at December 31, 1994 to specific related parties for transactions incurred:

                                                              CURRENT LONG TERM
                                                              ------- ---------
                                                               (IN THOUSANDS)
   IRI....................................................... $  --    $5,161
   IRI's affiliates..........................................  1,336    1,121
   SECODIP and affiliates....................................    763      188
                                                              ------   ------
                                                              $2,099   $6,470
                                                              ======   ======

NOTE 6--ACCRUED EXPENSES

                                                                  (IN THOUSANDS)
   Accrued expenses at December 31 are as follows:
   Accrued payroll and related taxes.............................     $1,302
   Other.........................................................        597
                                                                      ------
                                                                      $1,899
                                                                      ======

NOTE 7--CAPITAL STOCK

  In 1994, IRI-SECODIP issued 2,875,001 shares for 11,500,004 French Francs or approximately $2,176,000.

NOTE 8--LEASE COMMITMENTS

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

NOTE 9--RESEARCH AND DEVELOPMENT

  Expenditures for research and development for the year ended December 31, 1994 approximated $2,800,000. Included in these expenditures was $1,032,000 of software development costs that were capitalized. Expenditures not capitalized were charged to expense as incurred.

                              IRI-SECODIP, S.N.C.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

NOTE 10--SUBSEQUENT EVENT

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

 EXHIBIT                                                          SEQUENTIAL
 NUMBER                 DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
 -------                -----------------------                 ---------------
  3(a)   Copy of the certificate of incorporation of the Com-
         pany dated May 27, 1982, as amended. (Incorporated
         by reference. Previously filed as Exhibit 3(a) to
         the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1988.)                       IBRF
   (b)   Copy of the bylaws of the Company, as amended. (In-
         corporated by reference. Previously filed as Exhibit
         3(b) to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1988.)                   IBRF
   (c)   Copy of amendments to the Certificate of Incorpora-
         tion approved by the stockholders on May 16, 1989.
         (Incorporated by reference. Previously as Exhibit
         3(c) to the Company's Annual Report 10-K for the
         fiscal year ended December 31, 1989.)                       IBRF
   (d)   Copy of amendments to the bylaws of the Company as
         approved by the Board of Directors bringing the by-
         laws into conformity with the amendments to the Cer-
         tificate of Incorporation approved by the stockhold-
         ers May 16, 1989. (Incorporated by reference. Previ-
         ously filed as Exhibit 3(d) to the Company's Annual
         Report on Form 10-K for the fiscal year ended Decem-
         ber 31, 1989.)                                              IBRF
   (e)   Certificate of Designations of Series A Participat-
         ing Preferred Stock, as adopted by the Board of Di-
         rectors of the Company on March 2, 1989 and duly
         filed with the Secretary of State of the State of
         Delaware March 15, 1989. (Incorporated by reference.
         Previously filed as Exhibit 3(e) to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1989.)                                         IBRF
  10     Material Contracts
   (a)   1982 Incentive Stock Option Plan adopted November 3,
         1982, as amended. (Incorporated by reference. Previ-
         ously filed as Exhibit 10(a) to the Company's Regis-
         tration Statement on Form S-8 filed with the SEC on
         December 31, 1988.)                                         IBRF
   (b)   Information Resources, Inc., Nonqualified Stock Op-
         tion Plan effective January 1, 1984, as amended.
         (Incorporated by reference. Previously filed as Ex-
         hibit 10(b) to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1988.)             IBRF
   (c)   Employment Agreement dated November 27, 1978 between
         the Company and Gerald Eskin. (Incorporated by ref-
         erence. Previously filed as Exhibit 10(e) to Regis-
         tration Statement No. 2-81544.)                             IBRF
   (d)   Consulting and Noncompetition Agreement dated Janu-
         ary 16, 1987 between the Company and Edwin Epstein.
         (Incorporated by reference. Previously filed as Ex-
         hibit 10(e) to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1987.)          IBRF
   (e)   Employment agreement dated March 15, 1985 between
         the Company and Jeffrey Stamen. (Incorporated by
         reference. Previously filed as Exhibit 10(d) to the
         Company's Annual Report on Form 10-K for the fiscal
         year ended December 31, 1985, as amended on Form 8
         dated April 29, 1986 and August 25, 1986.)                  IBRF

 EXHIBIT                                                          SEQUENTIAL
 NUMBER                 DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
 -------                -----------------------                 ---------------
   (f)   Employment agreements dated March 15, 1985 between
         the Company and Leonard Lodish. (Incorporated by
         reference. Previously filed as Exhibit 10.14 to Reg-
         istration Statement No. 2-96940.)                           IBRF
   (g)   Noncompetition Agreement dated March 15, 1985 be-
         tween the Company and John Little, Glen Urban, and
         Leonard Lodish, respectively. (Incorporated by ref-
         erence. Previously filed as Exhibit 10.15 to Regis-
         tration Statement No. 2-96490.)                             IBRF
   (h)   Letter agreement dated January 17, 1989 between the
         Company and Glen Urban (Incorporated by reference.
         Previously filed as Exhibit 10(1) to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1989.)                                         IBRF
   (i)   Form of letter agreement between the Company and
         John D.C. Little (Incorporated by reference. Previ-
         ously filed as Exhibit 10(m) to the Company's Annual
         Report on Form 10-K for the fiscal year ended Decem-
         ber 31, 1989.)                                              IBRF
   (j)   Form of Rights Plan Agreement between the Company
         and Harris Trust and Savings Bank. (Incorporated by
         reference. Previously filed on Form 8-A Registration
         Statement filed with the SEC on March 15, 1989.)            IBRF
   (k)   Agreement effective January 1, 1989 between the Com-
         pany and Edwin Epstein, amending the Consulting and
         Noncompetition Agreement dated January 16, 1987,
         which Consulting and Noncompetition Agreement is re-
         ferred to in Exhibit 10(d) hereof. (Incorporated by
         reference. Previously filed as Exhibit 19(a) to the
         Company's Annual Report on Form 10-K for the fiscal
         year ended December 31, 1989.)                              IBRF
   (l)   Letter agreement dated August 7, 1989 between the
         Company and Leonard Lodish (Incorporated by refer-
         ence. Previously filed as Exhibit 3(q) to the
         Company's Annual Report on Form 10-K for the fiscal
         year ended December 31, 1989.)                              IBRF
   (m)   Employment Agreement dated November 16, 1989 between
         the Company and James G. Andress (Incorporated by
         reference. Previously filed as Exhibit 3(r) to the
         Company's Annual Report on Form 10-K for the fiscal
         year ended December 31, 1989.)                              IBRF
   (n)   Form of 401(k) Retirement Savings Plan and Trust
         adopted by the Company effective August 1, 1989.
         (Incorporated by reference. Previously filed as Ex-
         hibit 3(v) to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1989.)          IBRF
   (o)   Amended and Restated Employment Agreement dated
         March 16, 1994 between the Company and Thomas M.
         Walker. (Incorporated by reference. Previously filed
         as Exhibit 10(s) to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31,
         1993.)                                                      IBRF
   (p)   Lease Agreement dated September 27, 1990 between
         Randolph/ Clinton Limited Partnership and the Com-
         pany (Incorporated by reference. Previously filed as
         Exhibit 2.1 to the Company's Current Report on Form
         8-K dated September 27, 1990.)                              IBRF
   (q)   1992 Employee Incentive Stock Option Plan (Incorpo-
         rated by reference. Previously filed as Exhibit 10
         (x) to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1992.)                   IBRF
   (r)   1994 Employee Nonqualified Stock Option Plan. (In-
         corporated by reference. Previously filed as Exhibit
         10(y) to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1993.)               IBRF

 EXHIBIT                                                          SEQUENTIAL
 NUMBER                 DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
 -------                -----------------------                 ---------------
   (s)   Employment Agreement dated November 4, 1993 between
         the Company and George Garrick. (Incorporated by
         reference. Previously filed as Exhibit 10(z) to the
         Company's Annual Report on Form 10-K for the fiscal
         year ended December 31, 1993.)                              IBRF
   (t)   Credit Agreement dated May 13, 1994, between the
         Company and Harris Trust and Savings Bank. Super-
         seded by Credit Agreement dated November 3, 1994
         filed at Exhibit 10(w). (Incorporated by reference.
         Previously filed as Exhibit 10 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1994.)                                            IBRF
   (u)   Letter regarding change in accounting principle.
         (Incorporated by reference. Previously filed as Ex-
         hibit 18 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1994.)                 IBRF
   (v)   Credit Agreement dated November 3, 1994, between the
         Company and Harris Trust and Savings Bank. (Incorpo-
         rated by reference. Previously filed as Exhibit 10
         to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1994.)                      IBRF
   (w)   Second Amendment to Lease Agreement dated September
         27, 1990 between the Company and Randolph/Clinton
         Limited Partnership. (Incorporated by reference.
         Previously filed as Exhibit 10 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1995.)                                            IBRF
   (x)   1992 Executive Stock Option Plan, as amended effec-
         tive May 24, 1995. (Incorporated by reference. Pre-
         viously filed as Exhibit 3 to the Company's Quar-
         terly Report on Form 10-Q for the quarter ended June
         30, 1995.)                                                  IBRF
   (y)   Amended and Restated Asset Purchase Agreement dated
         as of June 12, 1995 by and between the Company and
         Oracle Corporation. (Incorporated by reference. Pre-
         viously filed as Exhibit 2.1 to the Company's Cur-
         rent Report on Form 8-K dated July 27, 1995 and
         filed August 11, 1995.)                                     IBRF
   (z)   1992 Executive Stock Option Plan, as amended effec-
         tive May 24, 1995. (Incorporated by reference. Pre-
         viously filed as Exhibit 3 to the Company's Quar-
         terly Report on Form 10-Q for the quarter ended June
         30, 1995.)                                                  IBRF
  (aa)   Licenses-Back Agreement dated as of July 27, 1995
         between the Company and Oracle Corporation. (Incor-
         porated by reference. Previously filed as Exhibit B
         to the Amended and Restated Asset Purchase Agreement
         dated as of July 27, 1995 filed as Exhibit 2.1 to
         the Current Report on Form 8-K dated July 27, 1995
         and filed August 11, 1995.)                                 IBRF
  (bb)   Amendment to Credit Agreement dated November 3, 1994
         between the Company, the Bank Parties thereto and
         Harris Trust and Savings Bank, as agent. Superceded
         by Credit Agreement November 10, 1995 filed at Ex-
         hibit [10(ee)]. (Incorporated by reference. Previ-
         ously filed as Exhibit 10.2 to the Company's Quar-
         terly Report on Form 10-Q for the quarter ended June
         30, 1995.)                                                  IBRF
  (cc)   Credit Agreement dated November 10, 1995 among the
         Company, the Bank Parties thereto and Harris Trust
         and Savings Bank, as Agent. (Incorporated by refer-
         ence. Previously filed as Exhibit 10 to the
         Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1995.)                          IBRF
  (dd)   Employment Termination Agreement, dated as of March
         4, 1996 between the Company and George R. Garrick
         (filed herewith).                                           EF
  (ee)   Form of Information Resources, Inc.
         Directorship/Officership Agreement between the Com-
         pany and each of its directors, executive officers
         and certain other officers. (Incorporated by refer-
         ence. Previously filed as Exhibit 10(x) to the
         Company's Annual Report on Form 10-K for the fiscal
         year ended December 31, 1994.)                              IBRF

 EXHIBIT                                                         SEQUENTIAL
 NUMBER                DESCRIPTION OF DOCUMENT                 DOCUMENT FILING
 -------               -----------------------                 ---------------
   21    Subsidiaries of the Registrant (filed herewith).            EF
   23    Consent of Independent Certified Public Accountants
         (filed herewith).                                           EF
   24    Powers of Attorney (filed herewith).                        EF
   27    Financial Data Schedule (filed herewith).                   EF