Form 10-Q
period 1996-03-31
INFORMATION RESOURCES INC
filed 1996-05-15
CIK 714278

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
 ----  Exchange Act of 1934.

                 For the quarterly period ended March 31, 1996

       Transition report pursuant to Section 13 or 15(d) of the
- -----  Securities Exchange Act of 1934.


       Commission file number 0-11428


                          INFORMATION RESOURCES, INC.
                   -----------------------------------------
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
                        Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                          ---       ---


The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 30, 1996 was 27,753,272.

                 INFORMATION RESOURCES, INC. and Subsidiaries

                                     INDEX
                                     -----

                                                            PAGE
                                                           NUMBER
                                                           ------
PART I.   FINANCIAL INFORMATION
- -------------------------------
Condensed Consolidated Balance Sheets                         3

Condensed Consolidated Statements of Operations               4

Condensed Consolidated Statements of Cash Flows               5

Notes to Condensed Consolidated Financial Statements          6

Management's Discussion and Analysis of
    Financial Condition and Results
    of Operations                                             9


PART II.  OTHER INFORMATION
- ---------------------------

Item 6 - Exhibits and Reports on Form 8-K                    14

Signatures                                                   15

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



ASSETS                                               MARCH 31, 1996     DECEMBER 31, 1995
- ------                                               --------------     -----------------
                                                                (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                             $  8,598            $ 24,884
  Accounts receivable, net                               101,471              95,862
  Escrow receivable                                        8,000               8,000
  Prepaid expenses and other                               5,524               5,169
                                                        --------            --------
     Total Current Assets                                123,593             133,915
                                                        --------            --------

Property and equipment, at cost                          141,048             136,946
  Accumulated depreciation and amortization              (79,493)            (76,541)
                                                        --------            --------
     Net property and equipment                           61,555              60,405

Investments                                               18,863              18,791

Other assets                                             129,160             125,425
                                                        --------            --------

                                                        $333,171            $338,536
                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases              $  2,265            $  2,317
  Accounts payable                                        42,372              36,214
  Accrued compensation and benefits                       14,037              19,812
  Accrued property, payroll and other taxes                3,024               3,981
  Accrued expenses                                         6,375              11,571
  Deferred revenue                                        20,653              15,599
                                                        --------            --------
     Total Current Liabilities                            88,726              89,494
                                                        --------            --------

Long-term debt                                             3,614               3,760
Deferred income taxes, net                                 5,352               8,643
Deferred gain                                              3,943               4,047
Other liabilities                                          2,613               2,838

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
     $.01 par value - none issued                             --                  --
  Common stock - authorized 60,000,000 shares,
     $.01 par value; 27,744,269 and
     27,587,176 shares issued and
     outstanding, respectively                               277                 276
  Capital in excess of par value                         185,918             183,615
  Retained earnings                                       43,581              45,828
  Cumulative translation adjustment                         (853)                 35
                                                        --------            --------
     Total Stockholders' Equity                          228,923             229,754
                                                        --------            --------
                                                        $333,171            $338,536
                                                        ========            ========



       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                        ---------------------
                                                              MARCH 31
                                                        ---------------------
                                                          1996        1995
                                                        ---------   ---------
Revenues:
 U.S. and International Services                        $  92,998   $  86,952
 Software products business sold to Oracle                     --      17,843
                                                        ---------   ---------
                                                           92,998     104,795
Costs and expenses:
 Information services                                     (89,094)    (80,200)
 Software products business sold to Oracle                     --     (17,951)
 Selling, general and administrative expenses              (8,378)    (11,624)
                                                        ---------   ---------
                                                          (97,472)   (109,775)
                                                        ---------   ---------

  Operating loss                                           (4,474)     (4,980)

Interest expense and other, net                              (181)       (954)

Equity in loss of affiliated companies                        (85)        (49)
                                                        ---------   ---------

Loss before income taxes and minority interests            (4,740)     (5,983)

Income tax benefit                                          2,263       2,692
                                                        ---------   ---------

Loss before minority interests                             (2,477)     (3,291)

Minority interests                                            230          --
                                                        ---------   ---------

Net loss                                                $  (2,247)  $  (3,291)
                                                        =========   =========

Net loss per common and common equivalent share         $    (.08)  $    (.12)
                                                        =========   =========

Weighted average common and common equivalent shares       27,653      26,615
                                                        =========   =========


       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (IN THOUSANDS)

                                                                       THREE MONTHS ENDED MARCH 31
                                                                       ---------------------------
                                                                          1996            1995
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:                                                               $  (2,247)      $  (3,291)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Amortization of deferred data procurement costs                        20,503          19,799
    Depreciation                                                            4,570           5,092
    Amortization of capitalized software costs                                749           2,128
    Amortization of intangibles                                               690           1,411
    Deferred income tax provision                                          (2,263)         (2,798)
    Equity in loss of affiliated companies and minority interests            (145)             49
    Provision for losses on accounts receivable                                --             458
    Other                                                                      48           2,462
    Change in assets and liabilities:
      Increase in accounts receivable                                      (5,626)        (15,285)
      Increase in other current assets                                       (355)         (5,211)
      Decrease in accounts payable and accrued liabilities                 (5,395)         (3,494)
      Increase in deferred revenue                                          4,207           4,610
      Other, net                                                           (1,590)           (926)
                                                                        ---------       ---------
       Total adjustments                                                   15,393           8,295
                                                                        ---------       ---------
         Net cash provided by operating activities                         13,146           5,004

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred data procurement costs                                         (23,091)        (23,108)
  Purchase of property and equipment                                       (5,840)         (5,253)
  Capitalized software costs                                               (1,719)         (2,575)
  Investments relating to joint ventures                                       --          (4,812)
                                                                        ---------       ---------

     Net cash used in investing activities                                (30,650)        (35,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings                                                              --          29,000
  Net borrowings (repayments) of capitalized leases                          (198)            454
  Proceeds from exercise of stock options                                   1,579             548
                                                                        ---------       ---------
     Net cash provided by financing activities                              1,381          30,002

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (163)            735
                                                                        ---------       ---------

  Net decrease in cash and cash equivalents                               (16,286)             (7)

  Cash and cash equivalents at beginning of period                         24,884          11,792
                                                                        ---------       ---------

  Cash and cash equivalents at end of period                            $   8,598       $  11,785
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

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Information Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc. and its subsidiaries (collectively "the Company") after elimination of intercompany transactions.

Reclassifications: Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform to the 1996 presentation.

Adoption of Statement of Financial Accounting Standards: On January 1, 1996, the Company adopted the Statement of Financial Accounting Standards, No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of this Standard did not have a material impact on the Company's consolidated financial statements.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION
- -------------------------------------------

Cash paid (refunded) for interest and income taxes during the period was as follows (in thousands):


                                            THREE MONTHS ENDED MARCH 31
                                               1996           1995
                                               -----         ------

       Interest                                $ 438         $1,154
       Income taxes                              427           (284)

In March 1995, Information Resources, Inc. ("IRI") and Middle East Market Research Bureau ("MEMRB") International entered into a strategic alliance agreement. In connection with this agreement, IRI issued common stock having a market value of approximately $2.6 million to the stockholders of MEMRB and obtained an option to acquire up to a 49% ownership interest in MEMRB.

NOTE 3 - ACCOUNTS RECEIVABLE
- ----------------------------

Accounts receivable were as follows (in thousands):

                                               MARCH 31,   DECEMBER 31,
                                                 1996          1995
                                               ---------   ------------
       Billed                                  $ 59,160      $62,580
       Unbilled                                  42,291       34,903
       Other                                      3,867        2,239
                                               --------      -------
                                                105,318       99,722
       Reserve for accounts receivable           (3,847)      (3,860)
                                               --------      -------
                                               $101,471      $95,862
                                               ========      =======

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

NOTE 4 - OTHER ASSETS
- ---------------------

Other assets were as follows (in thousands):

                                                 MARCH 31,        DECEMBER 31,
                                                   1996               1995
                                                 ---------        ------------

Deferred data procurement costs -
 net of accumulated amortization of
 of $96,782 in 1996 and $92,912 in 1995          $102,170           $ 98,602

Intangible assets, including goodwill
 primarily related to acquisitions -
 net of accumulated amortization of
 $10,261 in 1996 and $14,026 in 1995               12,719             13,395

Capitalized software costs - net of
 accumulated amortization of $4,397
 in 1996 and $3,648 in 1995                        10,827              9,857

Other                                               3,444              3,571
                                                 --------           --------

                                                 $129,160           $125,425
                                                 ========           ========

NOTE 5 - ACCRUED EXPENSES
- -------------------------

In 1995, the Company decided to transition its Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data and close down its New York operation. Amounts charged against the $2.9 million reserve established in 1995 for facility operating leases and severance aggregated $.5 million for the quarter ended March 31, 1996.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)



NOTE 6 - LONG-TERM DEBT
- -----------------------

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

Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $.5 million is available for such distributions under the most restrictive of these covenants.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF OPERATIONS

Over the periods presented, the Company has generated increased revenues resulting from the continued growth of its U.S. services business and the startup and significant expansion of its International services business. The U.S. revenue gains for the period ended March 31, 1996 were achieved in spite of an intensely competitive pricing environment that began in late 1993 and continued through 1995. Due to the longer-term nature of most InfoScan contracts, pricing changes have a delayed effect on the results of operations as reported in the Company's condensed consolidated financial statements. This lagged effect is especially apparent in the Company's U.S. operations because only a portion of all InfoScan contracts come up for renewal in any particular year. The development of the Company's International services business, while generating substantial revenue growth in spite of continuing intense price competition, has resulted in significant operating losses which will likely continue until these operations achieve a substantially higher level of revenues.

In July 1995, the Company completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and software products relating to its on-line analytical processing (OLAP)business, the software products business, previously operated by the Company's software division. Since this business was not a separate business segment, prior period's consolidated financial statements have not been restated.

Ongoing business revenues in the first quarter of 1996 increased over the same period in 1995, though the Company incurred a consolidated loss in both periods. A number of factors influenced results in the first quarter of 1996, including:
(a) the effects of price competition on past U.S. InfoScan renewals; (b) the continued competitive environment in Europe and costs relating to the development of the Company's International services business; (c) costs related to building the Company's InfoScan Census data base and its Omega re-engineering initiatives; (d) increased client deliverables associated with past InfoScan contract renewals; (e) increased software development costs; and (f) the sale of the Company's software products business to Oracle.

Based upon discussions with financial analysts and in part due to the July 1995 sale of the software products business to Oracle, the Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") to be a meaningful and readily comparable measure of the Company's relative performance. A comparative analysis of consolidated revenues and Operating Results for the quarters ended March 31, 1996 and 1995 follows (in thousands):

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


                                                                THREE MONTHS ENDED MARCH 31
                                                                    1996            1995
                                                               -------------  --------------

Revenues
   U.S. Services                                                  $79,961         $ 77,937
   International Services                                          13,037            9,015
                                                                  -------         --------
      Subtotal                                                     92,998           86,952
   Software products business sold to Oracle                           --           17,843
                                                                  -------         --------

                                                                  $92,998         $104,795
                                                                  =======         ========
Operating Results
   U.S. Services
      Operating profit                                            $ 4,286         $  6,816
      Equity in loss of affiliated companies                           --             (200)
                                                                  -------         --------
      Subtotal - U.S.                                               4,286            6,616
   International Services
      Operating loss                                               (8,345)          (7,805)
      Equity in earnings (loss) of affiliated companies               (85)             151
      Minority interests                                              230               --
                                                                  -------         --------
      Subtotal - International                                     (8,200)          (7,654)
   Corporate and other expenses                                      (415)          (1,262)
   Software products business sold to Oracle operating loss            --           (2,729)
                                                                  -------         --------

   Operating Results                                              $(4,329)        $ (5,029)
                                                                  =======         ========


     In the first quarter of 1996, revenue from the Company's U.S. services business increased 3% over the same quarter in 1995 as InfoScan revenue increases were partially offset by the effect of the previously announced close-down of the Company's Towne-Oller service in late 1995. Aggregate InfoScan revenues increased 7% compared to the first quarter of 1995. This increase in InfoScan revenues was primarily the result of revenue growth from existing clients, while InfoScan Census revenues continued their steep climb from a low base. U.S. Operating Results in the first quarter of 1996 were $2.3 million or 35% lower than the same period in 1995. This decrease was due to a 6% increase in costs, related principally to the development of the Company's Census initiatives and higher client servicing and software application development costs.

     International services revenues for the quarter ended March 31, 1996 increased 45% to $13.0 million due to an increase in the number of InfoScan clients and expanded usage among existing clients, particularly in France and Italy. International's Operating Results were an ($8.2) million loss for the quarter ended March 31, 1996 compared to a ($7.7) million loss for the same quarter of 1995 which has been restated to include direct overhead. The current quarter's loss from International operations continues to reflect startup costs in Italy and a very difficult competitive environment in Europe.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Consolidated revenues and Operating Results for the quarter ended March 31, 1995 included the revenues and Operating Results of the Company's software products business subsequently sold to Oracle on July 27, 1995.

RESULTS OF OPERATIONS

     As a result of the factors described above, consolidated net loss was ($2.2) million for the quarter ended March 31, 1996 compared to a net loss of ($3.3) million for the same quarter of 1995.

     Due to the effect of the sale of the software products business to Oracle Corporation, consolidated revenues decreased to $93.0 million in the first quarter of 1996 compared to $104.8 million in the same period in 1995. This was partially offset by increases in International services revenues and U.S. InfoScan revenues. Consolidated revenues for the first quarter of 1996 were up 7% after adjusting first quarter 1995 revenues to remove that portion of the Company's software business that was sold to Oracle in July 1995.

   Consolidated costs of information services increased 11% to $89.1 million in the first quarter of 1996 compared to $80.2 million for the same period in 1995. The increase in 1996 was primarily due to: (a) a $4.5 million increase in U.S. services compensation expense resulting primarily from higher headcount required to service clients and development of software; (b) a $2.2 million increase in International services compensation expense resulting from the continued expansion of the International services operations; (c) a $1.1 million increase in depreciation and computer expenses required to deliver increasing levels of InfoScan services in Europe and the U.S.; and (d) a $.7 million increase in amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe. The increase in computer operations were required to support the Company's Census product initiative and its production re-engineering and cost reduction project.

     Consolidated results for the quarter ended March 31, 1995 included the operations of the software products business which was sold to Oracle. This part of the software business reported costs of software products sold of $18.0 million for the quarter ended March 31, 1995. Consolidated results for March 31, 1995 included a ($2.7) million pre-tax loss from the Company's software products business sold to Oracle.

     Consolidated selling, general and administrative expenses decreased $3.2 million to $8.4 million for the quarter ended March 31, 1996. Excluding that portion of selling, general and administrative expenses attributable to the software products business sold to Oracle, consolidated selling, general and administrative expenses decreased $.6 million or 7% for the first quarter of 1996 compared to the same quarter of 1995. The decrease in selling, general and administrative expenses was attributable to cost reduction programs and lower promotional and advertising costs.

     Interest and other expenses for the quarters ended March 31, 1996 and 1995 were $.2 million and $1.0 million, respectively. This decrease is principally due to extensive borrowing requirements in the first half of 1995 needed to fund the expansion of the Company's International services operations in Europe. These loans were paid off following the transaction with Oracle.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



     The Company's effective income tax rate is greater than the Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements continue to be extensive, primarily caused by losses incurred in the expansion of its information services in Europe. The Company's current cash resources include its $8.6 million consolidated cash balance, $50.0 million bank line of credit and internally generated funds from its U.S. operations. The Company anticipates that it will have sufficient funds from these sources to satisfy its capital needs for the foreseeable future. Bank line availability is subject to compliance with covenants relating to tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratios.

     Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $.5 million is available for such distributions under the most restrictive of these covenants.

     Cash Flow: Consolidated net cash provided by operating activities was $13.1 million for the quarter ended March 31, 1996 compared to $5.0 million for the same quarter of 1995. Cash provided by operating activities increased primarily due to a smaller investment in accounts receivable and other working capital in 1996 than in 1995. Consolidated cash used in net investing activities was $30.7 million in 1996 compared to $35.7 million for the same quarter of 1995. The decrease in consolidated investing activities in 1996 was primarily due to 1995 investments in joint ventures. Net cash used before financing activities was ($17.5) million for the quarter ended March 31, 1996 and ($30.7) million for the same quarter of 1995 due to higher net cash flows from operating activities and decreased investments relating to joint ventures. Consolidated cash provided by net financing activities was $1.4 million for the quarter ended March 31, 1996 compared to $30.0 million for the same period in 1995. The net financing activities in 1995 reflected $29.0 million of bank borrowings used to fund the Company's continuing development of its International services business.

     Financings: At March 31, 1996, $50.0 million was available under the Company's bank credit facility for general corporate purposes.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



     Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $23.1 million for both quarters ended March 31, 1996 and 1995. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the InfoScan data base. Deferred data procurement expenditures for the Company's U.S. services business were $15.2 million and $15.0 million for the quarters ended March 31, 1996 and 1995, respectively. The Company's International services business deferred data procurement expenditures were $7.9 million and $8.1 million for the quarters ended March 31, 1996 and 1995, respectively. Management expects to continue its development of these businesses in Europe, and accordingly, the Company's European operations will continue to require substantial investment in data procurement costs. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of these assets is not impaired. To the extent that actual operating results and cash flows are lower than these projections, the Company may be required to write down a portion of these assets.

     Consolidated capital expenditures were $5.8 million and $5.3 million for the quarter ended March 31, 1996 and 1995, respectively. Capital expenditures for the Company's U.S. services business were $4.9 million and $2.9 million for the quarters ended March 31, 1996 and 1995, respectively, while related depreciation expense was $3.9 million and $4.1 million, respectively. The Company's International services business capital expenditures were $.9 million and $2.4 million for the quarters ended March 31, 1996 and 1995, respectively, while related depreciation expense was $.7 million and $1.0 million, respectively.

     Consolidated capitalized software development costs were $1.7 million and $2.6 million for the quarters ended March 31, 1996 and 1995, respectively. Due to the sale of the software products business to Oracle, software development costs declined from historical levels.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

  a.  Exhibits

   Exhibit No.   Description of Exhibit                           Page
   -----------   ----------------------                           ----

      27         Financial Data Schedule (filed herewith).         EF

  b. Reports on Form 8-K.

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


May 14, 1996