Form 10-Q
period 1996-06-30
INFORMATION RESOURCES INC
filed 1996-08-14
CIK 714278

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
 ----  Exchange Act of 1934.

                 For the quarterly period ended June 30, 1996

       Transition report pursuant to Section 13 or 15(d) of the ---- Securities Exchange Act of 1934.


       Commission file number 0-11428



                          INFORMATION RESOURCES, INC.
       ------------------------------------------------------------------------
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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 31, 1996 was 27,758,535.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                 PAGE
                                                                NUMBER
                                                                ------
PART I.    FINANCIAL INFORMATION
- ----------------------------------

Condensed Consolidated Balance Sheets                             3

Condensed Consolidated Statements of Operations                   4

Condensed Consolidated Statements of Cash Flows                   5

Notes to Condensed Consolidated Financial Statements              6

Management's Discussion and Analysis of
    Financial Condition and Results of Operations                 9


PART II.   OTHER INFORMATION
- ----------------------------

Item 1 - Legal Proceedings                                       15

Item 4 - Submission of Matters to Vote of Security Holders       16

Item 6 - Exhibits and Reports on Form 8-K                        16

Signatures                                                       17

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


ASSETS                                                  JUNE 30, 1996          DECEMBER 31, 1995
- ------                                                  -------------          -----------------
                                                         (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                               $ 10,158                  $ 24,884
  Accounts receivable, net                                  98,461                    95,862
  Escrow receivable                                          8,000                     8,000
  Prepaid expenses and other                                 4,848                     5,169
                                                          --------                  --------
    Total Current Assets                                   121,467                   133,915
                                                          --------                  --------

Property and equipment, at cost                            143,890                   136,946
  Accumulated depreciation and amortization                (83,303)                  (76,541)
                                                          --------                  --------
    Net property and equipment                              60,587                    60,405

Investments                                                 18,736                    18,791

Other assets                                               136,337                   125,425
                                                          --------                  --------

                                                          $337,127                  $338,536
                                                          ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases                $  2,374                  $  2,317
  Accounts payable                                          32,918                    36,214
  Accrued compensation and benefits                         18,277                    19,812
  Accrued property, payroll and other taxes                  3,709                     3,981
  Accrued expenses                                           6,967                    11,571
  Deferred revenue                                          16,526                    15,599
                                                          --------                  --------
    Total Current Liabilities                               80,771                    89,494
                                                          --------                  --------

Long-term bank debt                                          9,500                        --
Long-term capitalized leases                                 3,816                     3,760
Deferred income taxes, net                                   6,179                     8,643
Deferred gain                                                3,840                     4,047
Other liabilities                                            2,987                     2,838

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
    $.01 par value - none issued                                --                        --
  Common stock - authorized 60,000,000 shares,
    $.01 par value; 27,757,314 and
    27,587,176 shares issued and
    outstanding, respectively                                  278                       276
  Capital in excess of par value                           186,210                   183,615
  Retained earnings                                         43,823                    45,828
  Cumulative translation adjustment                           (277)                       35
                                                          --------                  --------
    Total Stockholders' Equity                             230,034                   229,754
                                                          --------                  --------
                                                          $337,127                  $338,536
                                                          ========                  ========

       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (In thousands, except per share data)

                                                              Three Months Ended           Six Months Ended
                                                           -----------------------      -----------------------
                                                                   June 30                      June 30
                                                                   -------                      -------
                                                              1996          1995           1996          1995
                                                           ---------     ---------      ---------     ---------
Revenues:
  U.S. and International services                          $ 102,955     $  90,412      $ 195,953     $ 177,364
  Software products business sold to Oracle                       --        18,920             --        36,763
                                                           ---------     ---------      ---------     ---------
                                                             102,955       109,332        195,953       214,127
Costs and expenses:
  Information services                                       (93,014)      (82,144)      (182,108)     (162,344)
  Software products business sold to Oracle                       --       (19,812)            --       (37,763)
  Selling, general and administrative expenses                (9,170)      (12,409)       (17,548)      (24,033)
                                                           ---------     ---------      ---------     ---------
                                                            (102,184)     (114,365)      (199,656)     (224,140)
                                                           ---------     ---------      ---------     ---------

Operating profit (loss)                                          771        (5,033)        (3,703)      (10,013)

Interest expense and other, net                                 (478)       (1,732)          (659)       (2,686)

Equity in earnings (loss) of affiliated companies                 17           204            (68)          155
                                                           ---------     ---------      ---------     ---------
Earnings (loss) before income taxes and
  minority interests                                             310        (6,561)        (4,430)      (12,544)

Income tax (expense) benefit                                    (225)        2,952          2,038         5,644
                                                           ---------     ---------      ---------     ---------

Earnings (loss) before minority interests                         85        (3,609)        (2,392)       (6,900)

Minority interests                                               157            --            387            --
                                                           ---------     ---------      ---------     ---------

Net earnings (loss)                                        $     242     $  (3,609)     $  (2,005)    $  (6,900)
                                                           =========     =========      =========     =========
Net earnings (loss) per common and
  common equivalent share                                  $     .01     $    (.13)     $    (.07)    $    (.26)
                                                           =========     =========      =========     =========

Weighted average common and
  common equivalent shares                                    27,753        26,826         27,703        26,721
                                                           =========     =========      =========     =========




        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)



                                                                      SIX MONTHS ENDED JUNE 30
                                                                     --------------------------
                                                                         1996          1995
                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:                                                             $ (2,005)     $ (6,900)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Amortization of deferred data procurement costs                     42,036        40,767
    Depreciation                                                         9,878        10,324
    Amortization of capitalized software costs                           1,693         4,597
    Amortization of intangibles                                          1,388         2,609
    Deferred income tax provision                                       (2,038)       (5,934)
    Equity in earnings of affiliated companies and minority interests     (319)         (155)
    Provision for losses on accounts receivable                            157           596
    Other                                                                  192         2,387
    Change in assets and liabilities:
      Accounts receivable                                               (2,531)      (21,451)
      Other current assets                                                 321        (1,955)
      Accounts payable and accrued liabilities                          (9,332)        2,379
      Deferred revenue                                                    (753)       16,855
      Other, net                                                          (124)       (1,425)
                                                                      --------      --------
       Total adjustments                                                40,568        49,594
                                                                      --------      --------
         Net cash provided by operating activities                      38,563        42,694

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred data procurement costs                                      (50,223)      (48,404)
  Purchase of property and equipment                                   (10,235)      (11,239)
  Capitalized software costs                                            (2,927)       (5,043)
  Investments relating to joint ventures                                  (600)       (4,812)
                                                                      --------      --------
     Net cash used in investing activities                             (63,985)      (69,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net bank borrowings                                                    9,500        24,750
  Net borrowings (repayments) of capitalized leases                     (1,150)        1,124
  Proceeds from exercise of stock options and other                      2,576         1,236
                                                                      --------      --------
     Net cash provided by financing activities                          10,926        27,110

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (230)          680
                                                                      --------      --------

  Net increase (decrease) in cash and cash equivalents                 (14,726)          986

  Cash and cash equivalents at beginning of period                      24,884        11,792
                                                                      --------      --------

  Cash and cash equivalents at end of period                          $ 10,158      $ 12,778
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


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION
- -------------------------------------------

Cash paid (refunded) for interest and income taxes during the period was as follows (in thousands):


                              SIX MONTHS ENDED JUNE 30
                               1996             1995
                              ----------       --------

     Interest                  $  893          $ 2,408
     Income taxes                (175)          (1,064)

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

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE
- ----------------------------

Accounts receivable were as follows (in thousands):

                                       JUNE 30, 1996     DECEMBER 31, 1995
                                       -------------     -----------------
     Billed                              $  61,566           $  62,580
     Unbilled                               37,588              34,903
     Other                                   3,364               2,239
                                          --------            --------
                                           102,518              99,722
     Reserve for accounts receivable        (4,057)             (3,860)
                                          --------            --------

                                         $  98,461           $  95,862
                                          ========            ========

NOTE 4 - OTHER ASSETS
- ---------------------

Other assets were as follows (in thousands):



                                       JUNE 30, 1996     DECEMBER 31, 1995
                                       -------------     -----------------

     Deferred data procurement costs -
      net of accumulated amortization of
      of $103,329 in 1996 and $92,912
      in 1995                            $  108,740          $  98,602

     Intangible assets, including
      goodwill primarily related to
      acquisitions - net of
      accumulated amortization of
      $10,848 in 1996 and $14,026
      in 1995                                12,132             13,395

     Capitalized software costs -
      net of accumulated amortization
      of $4,644 in 1996 and $3,648 in
      1995                                   11,091              9,857

     Other                                    4,374              3,571
                                          ---------           --------

                                         $  136,337          $ 125,425
                                          =========           ========

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)


NOTE 5 - ACCRUED EXPENSES
- -------------------------

In 1995, the Company decided to transition its Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data and close down its New York operation. Amounts charged against the $2.9 million reserve established in 1995 for facility operating leases and severance aggregated $.7 million through June 30, 1996.


NOTE 6 - LONG-TERM DEBT
- -----------------------

The Company increased its bank borrowings to $9.5 million at June 30, 1996. The primary use of borrowings has been the expansion of the Company's International services business in Europe.

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

Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $4.0 million is available for such distributions under the most restrictive of these covenants.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF OPERATIONS

Over the periods presented, the Company has generated increased revenues resulting from the continued growth of its U.S. services business and the startup and significant expansion of its International services business. The U.S. revenue gains for the six months ended June 30, 1996 were achieved in spite of an intensely competitive pricing environment that began in late 1993 and continued through 1995. Due to the longer-term nature of most InfoScan contracts, pricing changes have a delayed effect on the results of operations as reported in the Company's condensed consolidated financial statements. This lagged effect is especially apparent in the Company's U.S. operations because only a portion of all InfoScan contracts come up for renewal in any particular year. The development of the Company's International services business, while generating substantial revenue growth in spite of continuing intense price competition, has resulted in significant operating losses which will likely continue until these operations achieve a substantially higher level of revenues.

In July 1995, the Company completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and software products relating to its on-line analytical processing (OLAP) business, the software products business previously operated by the Company's software division. Since this business was not a separate business segment, prior period's consolidated financial statements have not been restated.

Ongoing business revenues in the first six months of 1996 increased over the same period in 1995, and the Company reported net earnings for the second quarter of 1996 and a consolidated net loss for both six month periods. A number of factors influenced results in the first six months of 1996, including:
(a) the continued competitive environment in Europe and costs relating to the development of the Company's International services business; (b) the effects of price competition on past U.S. InfoScan renewals; (c) costs related to building the Company's InfoScan Census data base and its Omega re-engineering initiatives; (d) increased client deliverables associated with past InfoScan contract renewals; (e) increased costs of software development efforts; and (f) the sale of the Company's OLAP software products business to Oracle.

Based upon discussions with financial analysts and in part due to the July 1995 sale of the OLAP software products business to Oracle, the Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") to be a meaningful and readily comparable measure of the Company's relative performance. A comparative analysis of consolidated revenues and Operating Results for the three and six months ended June 30, 1996 and 1995 follows (in thousands):

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          ------------------        ----------------
                                                               JUNE 30                  JUNE 30
                                                               -------                  -------

                                                          1996        1995          1996        1995
                                                          ----        ----          ----        ----
Revenues:
 U.S. Services                                           $ 86,974    $ 80,762     $166,935    $158,699
 International Services                                    15,981       9,650       29,018      18,665
                                                         --------    --------     --------    --------
     Subtotal                                             102,955      90,412      195,953     177,364
 Software products business sold to Oracle                     --      18,920           --      36,763
                                                         --------    --------     --------    --------

                                                         $102,955    $109,332     $195,953    $214,127
                                                         ========    ========     ========    ========

Operating Results:
 U.S. Services
   Operating profit                                      $  8,310    $  8,992     $ 12,596    $ 15,807
   Equity in loss of affiliated companies                      --          --           --        (200)
                                                         --------    --------     --------    --------
     Subtotal - U.S.                                        8,310       8,992       12,596      15,607
 International Services
   Operating loss                                          (7,072)     (9,332)     (15,417)    (17,137)
   Equity in earnings (loss) of affiliated companies           17         204          (68)        355
   Minority interests                                         157          --          387          --
                                                         --------    --------     --------    --------
     Subtotal - International                              (6,898)     (9,128)     (15,098)    (16,782)
 Corporate and other expenses                                (467)     (1,618)        (882)     (2,879)
 Software products business sold
  to Oracle operating loss                                     --      (3,075)          --      (5,804)
                                                         --------    --------     --------    --------

 Operating Results                                       $    945    $ (4,829)    $ (3,384)   $ (9,858)
                                                         ========    ========     ========    ========


   In the second quarter of 1996, revenue from the Company's U.S. services business were $87.0 million, an increase of 8% compared to $80.8 million for the corresponding 1995 quarter. This increase was primarily the result of revenue growth from existing clients and increased InfoScan Census revenues which more than doubled from the 1995 quarter. Revenues from the Company's U.S. businesses were 5% higher than in the first half of 1995, with increased 1996 data revenue being partially offset by the effect of the previously announced close-down of the Company's Towne-Oller service during late 1995. Operating Results for the Company's U.S. businesses, after direct overhead charges, were $8.3 million in the second quarter of 1996, slightly lower than the second quarter of 1995 as revenue increases and the benefit of InfoScan cost containment programs were offset by the cost of increased software development efforts. U.S. Operating Results for the six months ended June 30, 1996 were $12.6 million or 19% lower than the same period in 1995. This decrease was due to revenue gains being offset by an 8% increase in costs related principally to the Company's Census initiatives, software application development and client servicing requirements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



   Second quarter 1996 revenues from the Company's International businesses were $16.0 million, an increase of 66% over the corresponding 1995 quarter as a result of an increase in the number of InfoScan clients and expanded usage among existing clients, particularly in France and Italy. International services revenues for the six months ended June 30, 1996 increased 55% to $29.0 million primarily as a result of significant revenue gains in France and Italy. Operating Results for the Company's International businesses were a ($6.9) million loss in the second quarter of 1996 compared to a ($9.1) million loss in the corresponding 1995 quarter which has been restated to include direct overhead. International's Operating Results were a ($15.1) million loss for the six months ended June 30, 1996 compared to a ($16.8) million loss for the same period of 1995 which has been restated to include direct overhead. International results for the three and six month periods continue to reflect a difficult competitive environment in Europe, the ramp-up of Italian operations and high retailer costs in the U.K.

   Consolidated revenues and Operating Results for the three and six months ended June 30, 1995 included the revenues and Operating Results of the Company's OLAP software products business subsequently sold to Oracle on July 27, 1995.

RESULTS OF OPERATIONS

   Consolidated net earnings were $.2 million for the second quarter of 1996 compared to a loss of ($3.6) million for the corresponding 1995 quarter. Consolidated net loss was ($2.0) million for the six months ended June 30, 1996 compared to a net loss of ($6.9) million for the same period of 1995.

   Due to the effect of the sale of the OLAP software products business to Oracle Corporation, consolidated revenues decreased to $103.0 million and $196.0 million for the three and six months ended June 30, 1996, respectively, compared to $109.3 million and $214.1 million for the same periods in 1995. Consolidated revenues for the three and six months ended June 30, 1996 were up 14% and 10%, respectively, after adjusting revenues for the three and six months ended June 30, 1995 to remove that portion of the Company's software business that was sold to Oracle in July 1995.

   Consolidated costs of information services increased 13% to $93.0 million for the three months ended June 30, 1996 compared to $82.1 million for the same period in 1995. Consolidated costs of information services increased 12% to $182.1 million for the six months ended June 30, 1996 compared to $162.3 million for the same period in 1995. The increase in the first six months of 1996 was primarily due to: (a) a $8.9 million increase in U.S. services compensation expense resulting primarily from higher headcount required for software development and client servicing; (b) a $6.6 million increase in International services compensation expense resulting from the continued expansion of operations; (c) a $1.8 million increase in depreciation and computer expenses

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

required to deliver increasing levels of InfoScan services in Europe and the U.S.; and (d) a $1.3 million increase in amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe. The increase in computer operations were required to support the Company's Census product initiative and its production re-engineering and cost reduction project.

   Consolidated results for the three and six months ended June 30, 1995 included the operations of the software products business which was sold to Oracle. This part of the software business reported costs of software products sold of $19.8 million and $37.8 million for the three and six months ended June 30, 1995. Consolidated results for the three and six months ended June 30, 1995 included a pre-tax loss of ($3.1) million and ($5.8) million, respectively, from this software products business sold to Oracle.

   Consolidated selling, general and administrative expenses decreased $3.2 million to $9.2 million for the second quarter of 1996 and decreased $6.5 million to $17.5 million for the six months ended June 30, 1996. Excluding that portion of selling, general and administrative expenses attributable to the software products business sold to Oracle, consolidated selling, general and administrative expenses decreased $1.1 million or 10% for the first quarter of 1996 and decreased $1.7 million or 9% for the six months ended June 30, 1996 compared to the same periods of 1995. These decreases were primarily attributable to cost reduction programs.

   Interest and other expenses, net for the second quarter of 1996 was $.5 million compared to $1.7 million for the corresponding 1995 quarter. Interest and other expenses, net for the six months ended June 30, 1996 and 1995 were $.7 million and $2.7 million, respectively. The decreases from 1995 amounts are principally due to borrowings in the first half of 1995 being paid off following the transaction with Oracle.

   The Company's effective income tax rate is greater than the Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash requirements continue to be extensive, primarily caused by losses incurred in the expansion of its information services in Europe. The Company's current cash resources include its $10.2 million consolidated cash balance, $40.5 million available under the bank line of credit and internally generated funds from its U.S. operations. The Company anticipates that it will have sufficient funds from these sources to satisfy its capital needs for the foreseeable future. Bank line availability is subject to compliance with covenants relating to tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratios.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

   Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $4.0 million is available for such distributions under the most restrictive of these covenants.

   Cash Flow: Consolidated net cash provided by operating activities was $38.6 million for the six months ended June 30, 1996 compared to $42.7 million for the same period in 1995. Cash provided by operating activities decreased primarily due to a higher investment in net working capital in 1996 compared to 1995 partially offset by improved operating performance in 1996. Consolidated cash used in net investing activities was ($64.0) million in 1996 compared to ($69.5) million for the same period in 1995. The decrease in consolidated investing activities in 1996 compared to 1995 was primarily due to 1995 investments in joint ventures. Net cash used before financing activities was ($25.4) million for the six months ended June 30, 1996 and ($26.8) million for the same period of 1995. Consolidated cash provided by net financing activities was $10.9 million for the six months ended June 30, 1996 compared to $27.1 million for the same period in 1995. The net financing activities primarily reflect bank borrowings used to fund the Company's continuing development of its International services business.

   Financings: The Company increased its bank borrowings to $9.5 million at June 30, 1996. The primary use of borrowings has been the expansion of the Company's information services business in Europe.

   Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $50.2 million for the six months ended June 30, 1996 and $48.4 million for the same period in 1995. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the InfoScan data base. Deferred data procurement expenditures for the Company's U.S. services business were $33.4 million and $32.1 million for the periods ended June 30, 1996 and 1995, respectively. The Company's International services business deferred data procurement expenditures were $16.8 million and $16.3 million for the six months ended June 30, 1996 and 1995, respectively. The Company's European operations will continue to require substantial investment in data procurement costs. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of these assets is not impaired. To the extent that actual operating results and cash flows are lower than these projections, the Company may be required to write down a portion of these assets.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

   Consolidated capital expenditures were $10.2 million and $11.2 million for the six months ended June 30, 1996 and 1995, respectively. Capital expenditures for the Company's U.S. services business were $7.8 million and $8.4 million for the six months ended June 30, 1996 and 1995, respectively, while related depreciation expense was $7.9 million and $8.8 million, respectively. The Company's International services business capital expenditures were $2.4 million and $2.8 million for the six months ended June 30, 1996 and 1995, respectively, while related depreciation expense was $2.0 million and $1.5 million, respectively.

   Consolidated capitalized software development costs were $2.9 million and $5.0 million for the six months ended June 30, 1996 and 1995, respectively. Due to the sale of the software products business to Oracle, software development costs declined from historical levels.

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

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp. ("D&B"), A.C. Nielsen Co. ("Nielsen") and IMS International, Inc. ("IMS") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleges that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. (S)(S) 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding IRI from various export markets for retail tracking services and regaining monopoly power in United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries in order to restrict IRI's access to sales data necessary to provide retail tracking services; ii) illegally tying services in markets over which Defendants' had monopoly power with services in markets in which Nielsen competed with IRI; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding IRI's efforts at export market expansion; v) tortiously interfering with IRI contracts and relationships with clients, joint venture partners and other market research companies; and vi) disparaging IRI to financial analysts and clients.

         The Action follows legal proceedings by the Canadian Competition Tribunal and the European Commission against Nielsen for its anti-competitive practices. On August 30, 1995, following a full hearing, the Canadian Competition Tribunal issued an Order and Reasons for Order against Nielsen in In Re: The D&B Companies of Canada Ltd. concluding that Nielsen had engaged in "anti-competitive acts" with the express intent "to exclude potential competitors generally and IRI specifically" from the Canadian retail tracking services market. On May 4, 1996, the European Commission issued a "Statement of Objections" against Nielsen, following an 18 month investigation, alleging that Nielsen had infringed Article 86 of the Treaty of Rome through several practices undertaken intentionally as part of a strategy to exclude IRI from the European markets for retail tracking services.

         By the Action, IRI seeks to enjoin Defendants anti-competitive practices and to recover damages in excess of $350 million, prior to trebling.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders.

         a. The annual meeting of Stockholders of the Company was held May 23, 1996.

         b. Without solicitation in opposition, the nominees listed in the proxy statement soliciting proxies were elected as directors to serve for a three-year term ending in 1999 as follows:


                  Name           Votes For   Votes Withheld
                --------         ----------  --------------
            James G. Andress     24,666,431      337,402
            Edwin E. Epstein     24,667,025      336,808
            Edward E. Lucente    24,667,135      336,698
            Jeffrey P. Stamen    24,667,268      336,565

            Following is the name of each other director whose term of office as a director continued after the meeting for terms ending in either 1997 or 1998: Gerald J. Eskin, Ph.D., John D. C. Little, Ph.D., George G. Montgomery, Jr., Glen L. Urban, Ph.D., Gian M. Fulgoni, Leonard M. Lodish, Ph.D., Edith W. Martin, Ph.D. and Thomas W. Wilson, Jr. In June 1996, George G. Montgomery Jr. resigned as a director.

         c. The adoption of the 1996 Stock Plan for Non-Employee Directors in Lieu of Cash Retainer was approved as follows:

            Votes For  Votes Against  Votes Withheld  Broker Non-Votes
            ---------  -------------  --------------  ----------------

            23,688,553    870,549         128,938        315,793


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


                               INFORMATION RESOURCES, INC.
                               ---------------------------
                               (Registrant)

                               /s/ Gary M. Hill
                               --------------------------------------
                               Gary M. Hill
                               Executive Vice President
                                and Chief Financial Officer
                               (Authorized officer of Registrant and
                               principal financial officer)



                               /s/ John P. McNicholas, Jr.
                               --------------------------------------
                               John P. McNicholas, Jr.
                               Controller
                               (Principal accounting officer)


August 14, 1996