Form 10-Q
period 1996-09-30
INFORMATION RESOURCES INC
filed 1996-11-13
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

   X    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
 -----  Exchange Act of 1934.

          For the quarterly period ended September 30, 1996

        Transition report pursuant to Section 13 or 15(d) of the ----- Securities Exchange Act of 1934.


        Commission file number 0-11428


                          INFORMATION RESOURCES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                         36-2947987
-------------------------------------------                  -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


150 North Clinton Street, Chicago, Illinois                         60661
-------------------------------------------                  -------------------
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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 31, 1996 was 27,809,469.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                          SEPTEMBER 30, 1996   DECEMBER 31, 1995
------                                          ------------------   -----------------
                                                    (UNAUDITED)
CURRENT ASSETS
--------------
  Cash and cash equivalents                          $  8,260            $ 24,884
  Accounts receivable, net                            101,582              95,862
  Escrow receivable                                     8,000               8,000
  Prepaid expenses and other                            4,890               5,169
                                                     --------            --------
     Total Current Assets                             122,732             133,915
                                                     --------            --------
Property and equipment, at cost                       147,336             136,946
  Accumulated depreciation and amortization           (87,507)            (76,541)
                                                     --------            --------
     Net property and equipment                        59,829              60,405
Investments                                            19,152              18,791
Other assets                                          138,793             125,425
                                                     --------            --------
                                                     $340,506            $338,536
                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current maturities of capitalized leases           $  2,859            $  2,317
  Accounts payable                                     36,273              36,214
  Accrued compensation and benefits                    13,244              19,812
  Accrued property, payroll and other taxes             3,670               3,981
  Accrued expenses                                      6,967              11,571
  Deferred revenue                                     19,916              15,599
                                                     --------            --------
     Total Current Liabilities                         82,929              89,494
                                                     --------            --------
Long-term bank debt                                    10,750                  --
Long-term capitalized leases                            2,962               3,760
Deferred income taxes, net                              6,554               8,643
Deferred gain                                           3,736               4,047
Other liabilities                                       3,001               2,838

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
     $.01 par value - none issued                          --                  --
  Common stock - authorized 60,000,000 shares,
     $.01 par value; 27,802,370 and
     27,587,176 shares issued and
     outstanding, respectively                            278                 276
  Capital in excess of par value                      186,531             183,615
  Retained earnings                                    43,833              45,828
  Cumulative translation adjustment                       (68)                 35
                                                     --------            --------
     Total Stockholders' Equity                       230,574             229,754
                                                     --------            --------
                                                     $340,506            $338,536
                                                     ========            ========

        The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           -----------------------      ------------------------
                                                                SEPTEMBER 30                 SEPTEMBER 30
                                                           -----------------------      ------------------------
                                                             1996          1995           1996           1995
                                                           ---------     ---------      ---------      ---------
Revenues:
  U.S. and International services                          $ 101,980     $  83,853      $ 297,933      $ 261,217
  Software products business sold to Oracle                       --         3,435             --         40,198
                                                           ---------     ---------      ---------      ---------
                                                             101,980        87,288        297,933        301,415
Costs and expenses:
  Information services                                       (93,390)      (88,203)      (275,498)      (250,547)
  Software products business sold to Oracle                       --        (3,379)            --        (41,142)
  Selling, general and administrative expenses                (8,562)      (17,252)       (26,110)       (41,285)
  Nonrecurring expenses                                           --       (22,759)            --        (22,759)
                                                           ---------     ---------      ---------      ---------
                                                            (101,952)     (131,593)       301,608       (355,733)
                                                           ---------     ---------      ---------      ---------

Operating profit (loss)                                           28       (44,305)        (3,675)       (54,318)

Net gain on disposition of assets                                 --        41,126             --         41,126

Interest expense and other, net                                 (415)         (446)        (1,074)        (3,132)

Equity in earnings of affiliated companies                        94            91             26            246
                                                           ---------     ---------      ---------      ---------

Loss before income taxes and
  minority interests                                            (293)       (3,534)        (4,723)       (16,078)

Income tax (expense) benefit                                      --        (1,400)         2,038          4,244
                                                           ---------     ---------      ---------      ---------

Loss before minority interests                                  (293)       (4,934)        (2,685)       (11,834)

Minority interests                                               303           132            690            132
                                                           ---------     ---------      ---------      ---------

Net earnings (loss)                                        $      10     $  (4,802)     $  (1,995)     $ (11,702)
                                                           =========     =========      =========      =========

Net earnings (loss) per common and
 common equivalent share                                   $      --     $    (.18)     $    (.07)     $    (.44)
                                                           =========     =========      =========      =========

Weighted average common and
 common equivalent shares                                     27,775        27,128         27,727         26,856
                                                           =========     =========      =========      =========




        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)



                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                            --------------------------------
                                                                                 1996             1995
                                                                            ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:                                                                      $ (1,995)        $(11,702)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Amortization of deferred data procurement costs                              64,698           62,434
    Depreciation expense                                                         14,921           15,547
    Amortization of capitalized software costs                                    2,887            5,893
    Amortization of intangibles                                                   2,079            3,661
    Deferred income tax provision                                                (2,038)          (4,671)
    Equity in earnings of affiliated companies and minority interests              (716)            (378)
    Provision for losses on accounts receivable                                     385            5,799
    Net gain on disposition of assets                                                --          (41,126)
    Nonrecurring expenses                                                            --           22,759
    Other                                                                           490            2,192
    Change in assets and liabilities:
      Accounts receivable                                                        (6,400)          (9,984)
      Other current assets                                                          279           (4,318)
      Accounts payable and accrued liabilities                                  (11,049)          (2,578)
      Deferred revenue                                                            1,827           10,808
      Other, net                                                                    718           (1,016)
                                                                               --------         --------
       Total adjustments                                                         68,081           65,022
                                                                               --------         --------
         Net cash provided by operating activities                               66,086           53,320

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of assets                                                --           92,000
  Deferred data procurement costs                                               (75,050)         (72,482)
  Purchase of property and equipment                                            (14,578)         (18,369)
  Capitalized software costs                                                     (4,367)          (7,179)
  Investments relating to joint ventures                                           (600)          (4,812)
                                                                               --------         --------
     Net cash used in investing activities                                      (94,595)         (10,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net bank borrowings (repayments)                                               10,750          (29,000)
  Net (repayments) borrowings of capitalized leases                              (1,387)           2,291
  Proceeds from exercise of stock options and other                               2,862            7,844
                                                                               --------         --------
     Net cash provided by (used in) financing activities                         12,225          (18,865)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (340)             177
                                                                               --------         --------

  Net (decrease) increase in cash and cash equivalents                          (16,624)          23,790

  Cash and cash equivalents at beginning of period                               24,884           11,792
                                                                               --------         --------

  Cash and cash equivalents at end of period                                   $  8,260         $ 35,582
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


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid (refunded) for interest and income taxes during the period was as follows (in thousands):

                                NINE MONTHS ENDED SEPTEMBER 30
                                      1996             1995
                               ---------------  ---------------

    Interest                        $1,580            $3,155
    Income taxes                      (550)             (836)

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

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable were as follows (in thousands):

                                           SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                           ------------------   -----------------
  Billed                                       $ 58,956             $62,580
  Unbilled                                       43,064              34,903
  Other                                           3,764               2,239
                                               --------             -------
                                                105,784              99,722
  Reserve for accounts receivable                (4,202)             (3,860)
                                               --------             -------

                                               $101,582             $95,862
                                               ========             =======

NOTE 4 - OTHER ASSETS
---------------------

Other assets were as follows (in thousands):



                                           SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                           ------------------   -----------------

  Deferred data procurement costs -
   net of accumulated amortization of
   $108,188 in 1996 and $92,912 in 1995         $111,875            $ 98,602

  Intangible assets, including goodwill
   primarily related to acquisitions -
   net of accumulated amortization of
   $6,610 in 1996 and $14,026 in 1995             11,468              13,395

  Capitalized software costs - net of
   accumulated amortization of $5,289
   in 1996 and $3,648 in 1995                     11,337               9,857

  Other                                            4,113               3,571
                                                --------            --------

                                                $138,793            $125,425
                                                ========            ========

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)



NOTE 5 - ACCRUED EXPENSES
-------------------------

In 1995, the Company decided to transition its Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data and close down its New York operation. Amounts charged against the $2.9 million reserve established in 1995 for facility operating leases and severance aggregated $1.0 million through September 30, 1996.


NOTE 6 - LONG-TERM DEBT
-----------------------

The Company increased its bank borrowings to $10.8 million at September 30, 1996. The primary use of borrowings has been the expansion of the Company's International services business in Europe.

The Company currently has a $50.0 million bank credit facility maturing in 1998 with fixed or floating interest rate options at or below prime. Facility fees of
 .15% are payable on the bank credit facility, and there are no commitment fees. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets. The financial covenants also require the Company to meet tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratio minimums.

Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $10.5 million is available for such distributions under the most restrictive of these covenants.

NOTE 7 - 1995 UNUSUAL ITEMS
---------------------------

The third quarter of 1995 included a nonrecurring pre-tax gain of $41.1 million attributable to the sale of a portion of the Company's software business to Oracle Corporation. This gain was partially offset by a nonrecurring pre-tax charge of ($22.8) million primarily related to the accelerated recognition of deferred European data procurement costs and the reorganization of the Company's Towne-Oller unit. In addition, selling, general and administrative expenses in third quarter of 1995 reflect approximately ($7.0) million of special charges.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW OF OPERATIONS

Over the periods presented, the Company has generated increased revenues resulting from the continued growth of its U.S. services business and the startup and significant expansion of its International services business. The U.S. revenue gains for the nine months ended September 30, 1996 were achieved in spite of the effect of an intensely competitive pricing environment that began in late 1993, continued through 1995, and moderated somewhat in 1996. Due to the longer-term nature of most InfoScan contracts, pricing changes have a delayed effect on the results of operations as reported in the Company's condensed consolidated financial statements. This lagged effect is especially apparent in the Company's U.S. operations because only a portion of all InfoScan contracts come up for renewal in any particular year.

The development of the Company's International services business has resulted in significant operating losses which will likely continue until these operations achieve a substantially higher level of revenues. The Company's European operations also will continue to require substantial cash investment. On an ongoing basis, the Company reviews the outlook of its European services business, including current and near term economic conditions, expected market growth and the regulatory and competitive environment. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of its European assets is not currently impaired. To the extent that actual operating results and cash flows are lower than these projections, the Company may be required to write down a portion of these assets.

In July 1995, the Company completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and software products relating to its on-line analytical processing (OLAP) business, the software products business previously operated by the Company's software division. Since this business was not a separate business segment, prior period's consolidated financial statements have not been restated. The sale resulted in a pre-tax gain of $41.1 million. This gain was partially offset by a nonrecurring pre-tax charge of ($22.8) million primarily related to the accelerated recognition of deferred European data procurement costs and the reorganization of the Company's Towne-Oller unit. In addition, selling, general and administrative expenses in the third quarter of 1995 reflect approximately ($7.0) million of special charges.

Ongoing business revenues in the first nine months of 1996 increased over the same period in 1995. The Company reported break-even results for the third quarter of 1996 and a consolidated net loss for both nine month periods. A number of factors influenced results in the first nine months of 1996, including: (a) the continued competitive environment in Europe and costs relating to the development of the Company's International services business;
(b) the effects of price competition on past U.S. InfoScan renewals; (c) costs related to building the Company's InfoScan Census data base and its Omega re-engineering initiatives; (d) increased client deliverables associated with past InfoScan contract renewals; and (e) increased costs of software development efforts.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



Based upon discussions with financial analysts, the Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") to be a meaningful and readily comparable measure of the Company's relative performance. A comparative analysis of consolidated revenues and Operating Results for the three and nine months ended September 30, 1996 and 1995 follows (in thousands):


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         ------------------          -----------------
                                                            SEPTEMBER 30                SEPTEMBER 30
                                                            ------------               -------------

                                                           1996        1995           1996        1995
                                                         --------    --------       --------    --------
Revenues:
 U.S. Services                                           $ 86,848    $ 73,379       $253,783    $232,078
 International Services                                    15,132      10,474         44,150      29,139
                                                         --------    --------       --------    --------
     Subtotal                                             101,980      83,853        297,933     261,217
 Software products business sold to Oracle                     --       3,435             --      40,198
                                                         --------    --------       --------    --------

                                                         $101,980    $ 87,288       $297,933    $301,415
                                                         ========    ========       ========    ========

Operating Results:
 U.S. Services
   Operating profit                                      $  8,168    $ (7,664)      $ 20,764    $  8,143
   Equity in loss of affiliated companies                      --          --             --        (200)
                                                         --------    --------       --------    --------
     Subtotal - U.S.                                        8,168      (7,664)        20,764       7,943
 International Services
   Operating loss                                          (7,808)    (10,439)       (23,225)    (27,576)
   Equity in earnings (loss) of affiliated companies           94          91             26         446
   Minority interests                                         303         132            690         132
                                                         --------    --------       --------    --------
     Subtotal - International                              (7,411)    (10,216)       (22,509)    (26,998)
 Corporate and other expenses                                (332)     (1,203)        (1,214)     (4,082)
 Software products business sold
  to Oracle operating loss                                     --      (2,240)            --      (8,044)
 Nonrecurring expenses                                         --     (22,759)            --     (22,759)
                                                         --------    --------       --------    --------

 Operating Results                                       $    425    $(44,082)      $ (2,959)   $(53,940)
                                                         ========    ========       ========    ========



  In the third quarter of 1996, revenues from the Company's U.S. services business were $86.8 million, an increase of 18% compared to $73.4 million for the corresponding 1995 quarter. This increase was primarily the result of revenue growth from existing, as well as new clients, and increased InfoScan Census revenues which nearly doubled over the third quarter of 1995.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



Revenues from the Company's U.S. services business in the first nine months of 1996 were 9% higher than in the corresponding period of 1995, with increased 1996 revenue being partially offset by the effect of the previously announced close-down of the Company's Towne-Oller service during late 1995. Operating Results for the Company's U.S. businesses, after direct overhead charges, were $8.2 million in the third quarter of 1996 compared to ($7.7) million for the third quarter of 1995. Excluding third quarter 1995 unusual items which affect the year-ago comparison, operating earnings in the third quarter of 1996 for the U.S. businesses were significantly higher, reflecting the impact of revenue increases and cost containment initiatives. U.S. Operating Results for the nine months ended September 30, 1996 were $20.8 million, up almost 40% over the comparable period in 1995, after excluding nonrecurring and special charges in 1995. This increase was due to strong revenue gains and the benefit of lower expense growth resulting from the Company's cost containment programs.

  Third quarter 1996 revenues from the Company's International businesses were $15.1 million, an increase of 44% over the corresponding 1995 quarter. The revenue gains resulted from an increase in the number of InfoScan clients and expanded usage among existing clients, particularly in France and Italy. International services revenues for the nine months ended September 30, 1996 increased 52% to $44.2 million primarily as a result of significant revenue gains in France and Italy. Operating Results for the Company's International businesses were a ($7.4) million loss in the third quarter of 1996 compared to a ($10.2) million loss in the corresponding 1995 quarter which has been restated to include direct overhead. International's Operating Results were a ($22.5) million loss for the nine months ended September 30, 1996 compared to a ($27.0) million loss for the same period of 1995 which has been restated to include direct overhead. International results for the three and nine month periods continue to reflect a difficult competitive environment in Europe, the ramp-up of Italian operations and high retailer costs in the U.K.

RESULTS OF OPERATIONS

  Consolidated net earnings were break-even for the third quarter of 1996 compared to a loss of ($4.8) million for the corresponding 1995 quarter. Consolidated net loss was ($2.0) million for the nine months ended September 30, 1996 compared to a net loss of ($11.7) million for the same period of 1995.

  Consolidated revenues for the three and nine months ended September 30, 1996 were up 22% and 14%, respectively, after adjusting revenues for the three and nine months ended September 30, 1995 to remove that portion of the Company's software business that was sold to Oracle in July 1995.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



  Consolidated revenues increased to $102.0 million for the quarter ended September 30, 1996 from $87.3 million for the same quarter of 1995. This increase was the result of revenue growth from existing, as well as new clients, increased InfoScan Census revenues and strong international growth, particularly in France and Italy. Due to the effect of the July 1995 sale of the OLAP software products business to Oracle Corporation, consolidated revenues decreased to $297.9 million for the nine months ended September 30, 1996 compared to $301.4 million for the same period in 1995.

  Consolidated costs of information services increased 6% to $93.4 million for the three months ended September 30, 1996 compared to $88.2 million for the same period in 1995. Consolidated costs of information services increased 10% to $275.5 million for the nine months ended September 30, 1996 compared to $250.5 million for the same period in 1995. The increase in the first nine months of 1996 was primarily due to: (a) a $14.3 million increase in U.S. services compensation expense resulting primarily from higher headcount required for software development and client servicing; (b) a $7.3 million increase in International services compensation expense resulting from the continued expansion of operations; (c) a $2.3 million increase in amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe; and (d) a $1.9 million increase in depreciation and computer expenses due to increasing levels of InfoScan services in Europe and the U.S. and the cost of production re-engineering projects.

  Consolidated results for the three and nine months ended September 30, 1995 include the operations of the software products business which was sold to Oracle. This part of the Company's overall software business reported costs of software products sold of $3.4 million and $41.1 million for the three and nine months ended September 30, 1995. Consolidated results for the three and nine months ended September 30, 1995 included a pre-tax loss of ($2.2) million and ($8.0) million, respectively, from the business sold to Oracle.

  Consolidated selling, general and administrative expenses decreased $8.7 million to $8.6 million for the third quarter of 1996 and decreased $15.2 million to $26.1 million for the nine months ended September 30, 1996. Excluding that portion of selling, general and administrative expenses attributable to the software products business sold to Oracle, consolidated selling, general and administrative expenses decreased $6.4 million or 43% for the third quarter of 1996 and decreased $8.1 million or 24% for the nine months ended September 30, 1996 compared to the same periods of 1995. These decreases were primarily attributable to cost reduction programs and the $7.0 million special charge in the third quarter of 1995.

  Interest and other expenses, net, were $.4 million in both the third quarter of 1996 and 1995. Interest and other expenses, net, for the nine months ended September 30, 1996 and 1995 were $1.1 million and $3.1 million, respectively. The decrease was principally due to application of proceeds from the Oracle sale to reduce bank debt.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


  The Company's effective income tax rate is greater than the Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash requirements continue to be extensive, primarily caused by expenses incurred in the expansion of its information services in Europe. The Company's current cash resources include its $8.3 million consolidated cash balance, $39.2 million available under the bank line of credit and internally generated funds from its U.S. operations. The Company anticipates that it will have sufficient funds from these sources to satisfy its international capital needs for the foreseeable future. Bank line availability is subject to compliance with covenants relating to tangible net worth levels, cash flow coverage amounts, leverage limitations and quick ratios.

  Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $10.5 million is available for such distributions under the most restrictive of these covenants.

  Cash Flow: Consolidated net cash provided by operating activities was $66.1 million for the nine months ended September 30, 1996 compared to $53.3 million for the same period in 1995, primarily due to improved operating performance in 1996. Consolidated cash used in net investing activities was ($94.6) million in 1996 compared to ($10.8) million for the same period in 1995 as the 1995 period benefitted from the $92.0 million of proceeds received from the sale of the General Software Business to Oracle. Net cash provided (used) before financing activities was ($28.5) million for the nine months ended September 30, 1996 and $42.5 million for the same period of 1995. Consolidated cash provided by (used in) net financing activities was $12.2 million for the nine months ended September 30, 1996 compared to ($18.9) million for the same period in 1995. The 1995 net financing activities primarily reflect the repayment of bank borrowings using proceeds from the Oracle sale.

  Financings: The Company increased its bank borrowings by $1.3 million during the third quarter of 1996 to $10.8 million at September 30, 1996. The primary use of borrowings has been the expansion of the Company's information services business in Europe.

  Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $75.1 million for the nine months ended September 30, 1996 and $72.5 million for the same period in 1995. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the InfoScan data base. Such expenditures for the Company's U.S. services business were $50.0 million and $48.4 million for the periods ended September 30, 1996 and 1995, respectively, and $25.1 million and $24.1 million, respectively, for the Company's International services business.

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

  Consolidated capital expenditures were $14.6 million and $18.7 million for the nine months ended September 30, 1996 and 1995, respectively. Capital expenditures for the Company's U.S. services business were $11.2 million and $14.8 million for the nine months ended September 30, 1996 and 1995, respectively, while related depreciation expense was $11.9 million and $13.3 million, respectively. The Company's International services business capital expenditures were $3.4 million and $3.9 million for the nine months ended September 30, 1996 and 1995, respectively, while related depreciation expense was $3.0 million and $2.2 million, respectively.

  Consolidated capitalized software development costs were $4.4 million and $7.2 million for the nine months ended September 30, 1996 and 1995, respectively. Due to the sale of the software products business to Oracle, software development costs declined from historical levels.

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



Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

               Exhibit No.  Description of Exhibit                      Page
               -----------  ----------------------                      ----

                    27      Financial Data Schedule (filed herewith).    EF

         b. Reports on Form 8-K.

            Form 8-K dated August 29, 1996

            Items Reported:

            Item 4:  Change in Registrant's Certifying Accountant


            Form 8-K\A dated August 30, 1996

            Items Reported:

            Item 4:  Change in Registrant's Certifying Accountant

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



                                /s/  John P. McNicholas, Jr.
                                ----------------------------------------
                                John P. McNicholas, Jr.
                                Controller
                                (Principal accounting officer)



November 13, 1996
-----------------