Form 10-K
period 1996-12-31
INFORMATION RESOURCES INC
filed 1997-03-27
CIK 714278

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]
                      For the Transition period from to

                          COMMISSION FILE NO. 0-11428

                          INFORMATION RESOURCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              36-2947987
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 150 NORTH CLINTON STREET, CHICAGO, ILLINOIS                60661
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 726-1221

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                    COMMON STOCK, $.01 PAR VALUE PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 (based on the closing price as quoted by NASDAQ as of such date) was $404,695,274.

  The number of shares of the registrant's common stock, $.01 par value per outstanding share, as of February 28, 1997 was 28,194,537.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 22, 1997 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 Introduction

  Information Resources, Inc. ("IRI") and its subsidiaries (collectively "the Company") is a leading provider of information services to the consumer packaged goods ("CPG") industry. The Company obtains consumer purchase data primarily from electronic point-of-sale scanners in retail stores and integrates this scan data with other proprietary data collected by the Company. The Company maintains this data in massive data warehouses and provides CPG manufacturers, retailers, wholesalers and brokers with timely, detailed and accurate information regarding consumer purchasing patterns. The Company's software products assist clients in analyzing and using the Company's data, enabling them to make more cost-effective decisions in marketing, selling and distributing their products.

  The Company derives approximately 85% of its revenues from its U.S. services. These services center in large part around the Company's flagship InfoScan(R) service, which tracks consumer purchasing of products sold in supermarkets, drug stores, mass merchandisers and convenience stores across the United States. The Company also offers a number of other services to CPG manufacturers, such as BehaviorScan(R), for the testing and evaluation of alternative marketing strategies and tactics. Closely related to its information services, the Company also markets a family of software application products to the CPG industry based on Oracle EXPRESS(R) multidimensional relational software technology. In July 1995, the Company sold the underlying EXPRESS technology to Oracle Corporation ("Oracle"), while retaining rights to market and distribute Oracle EXPRESS software.

  During the past five years, the Company has been expanding internationally, establishing information services principally in Western Europe. Revenues from the Company's U.S. and International information services, as well as from the software products business sold to Oracle in mid-1995, were as follows for the periods shown (in thousands):

                                                       1996      1995     1994
                                                     --------- -------- --------
      U.S. Services................................. $ 344,612 $317,553 $299,068
      International Services........................    60,991   42,165   13,580
                                                     --------- -------- --------
          Subtotal..................................   405,603  359,718  312,648
      Software products business sold to Oracle.....       --    40,198   63,922
                                                     --------- -------- --------
          Total..................................... $ 405,603 $399,916 $376,570
                                                     ========= ======== ========

 U.S. Services

  The Company's U.S. Information Services include InfoScan product tracking services, related software product sales, analytical and consulting services, BehaviorScan product testing services and a variety of emerging applications for the Company's census (all stores within participating chains) scanner data bases.

  INFOSCAN. The Company's principal information service marketed in the United States is InfoScan. InfoScan is a service used by the CPG industry to monitor and evaluate the market performance of products sold in retail stores. The InfoScan service provides subscribers with a variety of information including how much product they and their competitors are selling, where the products are being purchased, at what price the products are being sold and under what promotional conditions sales are occurring. This information helps subscribers make fundamental strategic and tactical decisions for their businesses in the areas of sales, marketing, pricing, promotion and logistics.

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

  Subscriptions to InfoScan by CPG manufacturers are a principal source of revenue for the Company. Manufacturers subscribe to InfoScan by contracting with the Company to obtain access to the InfoScan data bases for specified product categories. InfoScan contracts generally have a multi-year term, usually of three years or more.

  In late 1995, the Company transitioned its Towne-Oller division's product tracking service for health and beauty aid manufacturers into its InfoScan service. Previously, Towne-Oller had tracked deliveries of health and beauty care products from retailer and wholesaler warehouses to approximately 30,000 individual drug stores and supermarkets in the United States.

  InfoScan Data Collection. For the Company's InfoScan sample service, the Company continuously collects weekly product sales and price information from approximately 4,200 representative retail outlets throughout the United States. Included in the Company's national and local market samples are 3,000 supermarkets, 525 drug stores, 250 mass merchandisers, and 575 convenience stores. Contracting retailers typically deliver their scanner data electronically to the Company's computer facilities in Wood Dale, Illinois. While most retail stores in the United States have installed scanner equipment to record product sales information, certain convenience stores have not. When scanner data is not available, the Company uses its field personnel to visit stores and manually obtain sales information via a manual audit of the stores' product purchases and inventory.

  The InfoScan data bases typically contain both scanner data and "causal" data. Causal data consist of information which might help explain changes in product sales, such as, price, retailers' newspaper ads and in-store displays, as well as other promotion and merchandising data related to the sale of CPG products. The Company employs a field force of part-time workers to collect causal data. These employees conduct weekly on-site visits to retail stores participating in the InfoScan service to collect causal information such as in-store promotions and displays. Field force personnel perform other services as well, such as those related to the Company's test marketing services.

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

  The Company often pays cash for scanner data covering a sample of retailers' stores. However, the Company also exchanges software and other services to obtain access to data for all stores within certain supermarket and drug chains. (See "InfoScan Census--QScan" below.) Typical data procurement contracts run from year to year and generally are cancelable by either party on 90 days notice.

  InfoScan Data Processing. The Company receives and processes data for its InfoScan service at its production center and computer facilities located in Wood Dale, Illinois. The Company's production center operates with numerous mainframe and RISC-based computers as well as proprietary production software and related technology developed exclusively by the Company to process and store very large amounts of data. Through direct telecommunication connections with InfoScan clients, the Company also provides electronic on-line access to InfoScan data services. The Company leases its mainframe computers from third party financial institutions.

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

  Analytical and Consulting Services. The Company provides numerous analytical and consulting services to both CPG manufacturers and retailers. These revenues mostly follow from subscriptions to the Company's InfoScan service and principally relate to analytical use of InfoScan data. These services are generally billed on a time and materials basis. Client service personnel costs constitute the principal expenses incurred in providing these services.

  Analytical and consulting services are directed at helping clients identify new marketing opportunities, more effectively manage their marketing mix, identify appropriate opportunities for product line optimization and increase productivity of marketing expenditures through more effective couponing, advertising and in-store merchandising programs. The Company's Neo, Inc. subsidiary provides management consulting services focused on sales force effectiveness, retailer marketing, information utilization and training and support for selling organizations.

  INFOSCAN CENSUS. InfoScan Census is a product tracking service based on scanner data from all stores within participating retail chains, as opposed to a sample only. InfoScan Census offers the CPG industry more complete and accurate data than sample services, since it has no sampling or projection errors.

  Currently, InfoScan Census revenues come mainly from manufacturers purchasing "census key account" data, which is sales data for a product category based on all the stores of a specific retailer. This service permits manufacturers' sales representatives to negotiate with retail buyers based on a mutually consistent and accurate measure of consumer purchasing. In addition, an evaluation of differences in brand and product category purchasing across individual stores within a chain can often pin-point opportunities to effectively build sales--to the benefit of both manufacturers and retailers. The Company is also developing a wide variety of uses for InfoScan Census data which go beyond "key account" information. These include improved management of trade promotions, validation of "pay-for-performance" promotions, more effective sales force and broker compensation programs and improved inventory and distribution management. (See "Logistics" below.)

  There are presently approximately 13,000 supermarket stores and nearly 7,000 drug stores in the Company's InfoScan Census data base.

  QScan. The Company provides its QScan(TM) system to retailers in exchange for their participation in the provision of their all-store data for InfoScan Census. QScan is an information system designed to provide retailers with easy access to their scanner data. The system addresses retailers' problems of organizing and analyzing their own data bases of information for products sold in their stores. With a RISC workstation at a retailer's buying office along with software provided by the Company, the QScan system allows for the processing and analysis of scanner data from all of the retailer's stores on a weekly basis.

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

  The Company markets a line of software application products based on Oracle EXPRESS(R) primarily to the CPG industry. Oracle EXPRESS is a software technology designed for working with large and complex data bases. In July 1995, the Company sold its EXPRESS technology and certain software products to Oracle, while retaining ownership of certain EXPRESS-based sales and marketing software application products for use in the CPG industry. Through licensing agreements with Oracle, the Company continues to market and distribute the full line of Oracle EXPRESS software products.

  Many of the Company's InfoScan and QScan clients need the Oracle EXPRESS-based software application, DataServer AnalyzerTM, in order to access, manage and analyze the Company's data bases. DataServer Analyzer is a decision support software application built in Oracle EXPRESS and now owned by Oracle. The product provides users with a range of analytical and reporting tools. The Company has added specific scanner data modules to the product and now licenses DataServer Analyzer to InfoScan clients often at the same time as clients subscribe to the InfoScan data bases.

  The Company's principal source of software revenues is on-line access services provided to InfoScan subscribers who desire to easily and efficiently access InfoScan data residing on the Company's computers. These services include licenses to use various Oracle EXPRESS software products, principally DataServer Analyzer. A secondary source of software revenues derives from issuance of Oracle EXPRESS software product licenses to InfoScan subscribers which load InfoScan data on their own computer systems and do not use the Company's on-line services. Licenses typically require a one-time paid-up license fee upon acceptance of the software and annual maintenance payments for update and support services thereafter. Oracle is entitled to receive royalties on most licenses granted by the Company and its distributors within the CPG industry until July 2001. Oracle is not entitled to receive royalties on certain licenses granted by the Company and its data affiliates to CPG end-users. After July 2001, the Company and Oracle shall renegotiate the royalty rates owed to Oracle.

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

  Prior to the 1995 sale to Oracle, the Company operated a decision support software business engaged in general application development using the EXPRESS product line. Following the sale to Oracle, the Company has rights to market, distribute and provide first line customer support for the full range of Oracle EXPRESS products. However, it is anticipated that further software development work by the Company is directed toward the development of applications for specific use in the CPG industry.

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

  Other Software Products. The Company develops and markets a number of other software products for use in the CPG industry. These include DataServer Targeter(TM), which provides sales and marketing organizations with tools to analyze InfoScan census data on a store-by-store basis and thereby improve the execution of comprehensive micro-marketing and sales programs. The Category Manager(TM) is an expert software system designed to facilitate strategic category planning for retailers and suppliers. TradeWins(TM), released during 1996, is a software system designed to help manufacturers manage their retail trade promotion expenditures in a more effective manner. The Company owns DataServer Targeter and TradeWins. The Category Manager was jointly developed by the Company and The Partnering Group, Inc.

  BEHAVIORSCAN(R) AND OTHER TESTING SERVICES. The Company's BehaviorScan service is a test marketing system which enables CPG manufacturers to measure the impact of different marketing variables on consumer purchase behavior. Typical marketing variables tested in BehaviorScan are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price and packaging changes. BehaviorScan tests compare the purchases of a group of consumers exposed to test variable(s) with the purchases of a control group of consumers not exposed to the test variable(s). A unique feature of the BehaviorScan system is its ability to deliver alternative television advertising to different groups of panel households using the Company's patented targetable television technology. BehaviorScan is currently available in six markets and is the only such electronic test marketing system in the United States. Major costs associated with the BehaviorScan system include payments to retailers, compensation to participating panel households, field personnel costs, cable television studio operation, computer resources and client service personnel costs.

  The Company also provides a number of other testing services primarily for CPG manufacturers. These include controlled retail testing, matched market analyses and related special analyses using the Company's InfoScan data bases. Controlled testing involves testing the placement of new products or changes in advertising, shelf location, price or promotional conditions in different retail outlets or different markets and involves custom manipulation and analysis of the Company's InfoScan data bases.

 International Services

  Through subsidiaries and joint ventures with other leading marketing information firms, the Company offers information services in a number of countries outside of the United States. Specific products offered depend upon local country competitive conditions, the stage of development of the Company's business and the availability of scanner data, but generally provide clients with InfoScan market tracking services based upon a representative sample of retail scanning stores and proprietary causal data collected by the Company. Most of the Company's major European subsidiaries and joint venture companies rely on the Company's data production facilities in the United States and know-how to provide InfoScan product tracking services.

  The Company's only significant competitor offering product tracking services internationally is the ACNielsen Company ("ACNielsen"). (See "Competition" below.) The Company competes with ACNielsen in virtually every foreign market where the Company has established information services. ACNielsen maintains a dominant position throughout most of Europe where the Company's expenditures to establish product tracking services have been most significant.

  United Kingdom. The Company's subsidiary in the United Kingdom offers a product tracking service under the InfoScan name to the British market. Organized in 1992 as a joint venture, the Company's partners are Taylor Nelson AGB plc of the United Kingdom and GfK AG of Germany ("GfK"). The Company now owns substantially all of the joint venture. When first formed, the joint venture purchased certain assets of a tracking service providing retail audits primarily of food products in grocery stores. In 1993, the venture expanded its sample of scanning stores, initiated the collection of causal data and began offering a fully operational scanning service covering major chains under the InfoScan name. It also expanded the service to cover stores selling health and beauty aids. Currently the Company is the only source of retailer scanner-based information on sales of health and beauty products sold by the Boots the Chemist and SuperDrug chains of drug stores representing approximately 30% of all sales of these categories in the U.K.

  Pursuant to contractual arrangements, the Company provides data production services to the joint venture from the Company's computer facilities in Wood Dale, Illinois.

  France. The Company's subsidiary in France offers a scanning-based product tracking service under the InfoScan name. In 1993, the Company organized a joint venture, IRI-SECODIP S.C.S. with GfK and SECODIP S.A. to acquire the operations of SECODIP's retail audit business and the business of a former development-stage scanner-based operation of GfK.

  In 1994, the Company funded most of the joint venture's capital requirements. In 1995 and 1996, the Company funded all of the joint venture's requirements and recorded 100% of the operating results and now owns substantially all of the joint venture interests. Pursuant to contractual arrangements, the Company provides data production services to the joint venture from the Company's computer facilities in Wood Dale, Illinois.

  Italy. In 1994, the Company began development of an information service in Italy through the formation of a wholly-owned subsidiary, IRI InfoScan Italy. In early 1995, the subsidiary produced its initial reports to clients. Its basic service consists of retail sales and promotion tracking using a sample of retail grocery outlets. Supermarket sales are tracked by means of scanning data, while sales in smaller, traditional shops are measured by manual audit techniques. The Company provides production services to IRI InfoScan Italy from the Company's computer facilities in Wood Dale, Illinois.

  Germany. Since 1993, the Company has had a 15% ownership interest in GfK Panel Services GmbH ("GfK Panel"), a subsidiary of GfK. GfK Panel has been offering both retail and consumer panel tracking services based on consumer household panel data, retail audit data and scanner data. It also has provided related consulting studies. Scanner data are not available from all major retailers in Germany, and use of scanning equipment in the former East Germany is limited. Therefore, scanner data in Germany, when available, are primarily used for diagnostic and promotion analysis rather than for provision of a product tracking service. GfK provides production services to GfK Panel through GfK's own facilities in Nuremberg, Germany.

  Effective February 1, 1997, the Company and GfK organized a new joint venture company, IRI/GfK Retail Services GmbH ("IRI/GfK Retail"). The Company has a 51% ownership interest in IRI/GfK Retail, and GfK owns the remainder. IRI/GfK Retail purchased the German retail tracking business and related software business from GfK Panel and will now provide those business services to the German market.

  In a separate transaction, the Company sold its 15% ownership interest in GfK Panel to GfK. GfK Panel will continue to provide consumer panel and ad hoc research services to the market, and GfK Panel and IRI/GfK Retail will cooperate in selling and delivering services to appropriate customers.

  Benelux. The Company and GfK also operate a joint venture which offers a scanner-based product tracking service to the Netherlands market. This joint venture is owned 80.1% by GfK and 19.9% by the Company. The scanner-based product tracking service became fully-operational in 1994 and operates under the InfoScan name. The Company provides production services to the joint venture through the Company's computer facilities in

Wood Dale, Illinois. The Company also has a 19.9% ownership interest in GfK Panel Services Benelux B.V. and GfK Belgium S.A. These companies operate household panel services in the Netherlands and Belgium.

  Turkey. In 1993, the Company acquired a retail audit business in Turkey which conducts its service in a national sample of supermarkets, large and small grocery stores, pharmacies, cosmetic shops and other stores, provides related special consulting services and distributes IRI software products in Turkey.

  Greece. In 1994, the Company acquired a retail audit business in Greece. The operation includes collecting, reporting, analyzing and interpreting national and regional sales data from manual audits.

  Sweden. In 1995, the Company acquired a 9.98% interest in a newly-formed joint venture with GfK for scanner-based product tracking services in Sweden. The business is being operated by GfK and offers a fully operational national scanner based tracking service.

  Eastern Europe, Middle East and North Africa. In 1995, the Company entered into an alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. MEMRB provides market research throughout more than 20 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the alliance, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. The Company has an option to acquire up to a 49% ownership interest in MEMRB.

  Japan. In 1995, the Company formed a joint venture in Japan with Tokyo-based Mitsui & Co., Ltd to provide software and information services in Japan whereby the Company obtained 60% ownership in the joint venture.

  Latin America. The Company has operations in the certain Latin American markets through joint ventures and acquisitions in Venezuela, Puerto Rico and Guatemala. The Company owns 49.9% of the Venezuelan joint venture, Datos Information Resources, which provides audit-based product tracking as well as ad hoc and software services to the Venezuelan market. The Company's wholly-owned subsidiary, IRI Puerto Rico, is the largest full-service market research company in Puerto Rico, offering both audit-based product tracking and ad hoc services. The Company owns 19.9% of a Guatemalan based company called GSI/IRI that provides research services in Central America.

TRADEMARKS, PATENTS, LICENSES AND SOFTWARE PROTECTION

  The Company is the owner of various trademarks, including InfoScan(R), InfoScan CensusTM, QScanTM, IRI SoftwareTM, IRI LogisticsTM, BehaviorScan(R), APOLLOTM, DataServer PartnersTM, DataServer TargeterTM, TradeWinsTM, Logistics PartnerTM, Shoppers' HotlineTM, EZPrompt(R), CouponScanTM, PromotionScanTM and Customer Marketing ResourcesTM. The Company also holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates between 1999 and 2005. Loss or infringement of these patents would likely not have a material adverse effect upon the Company's revenues.

  As a result of the sale of the EXPRESS technology and line of software products to Oracle in July 1995, the Company no longer owns a large portion of the software that is used in the delivery of InfoScan data. The Company secured a license back from Oracle assuring the continued use of the EXPRESS software in the Company's business, including rights to sublicense the software to clients of the Company. The initial term of the license is six years. After July 2001, the Company and Oracle shall renegotiate the royalty rates owed to Oracle. The Company also has rights to use various trademarks owned by Oracle, including Oracle EXPRESS(R), DataServer(TM), DataServer Analyzer(TM) and DataServer Reporter(TM).

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

WORKING CAPITAL PRACTICES

  The Company invoices its information service clients in accordance with agreed contract terms. This procedure normally requires quarterly or monthly billing for long-term contracts and payment is typically due within 30 days of receipt of invoice. However, in specially negotiated circumstances, the Company may grant delayed billings terms. In other circumstances, the Company may discount its invoices for advanced payments. Software licenses generally require payment in full upon acceptance of software.

  The Company pays retailers cash in accordance with negotiated terms for providing scanner data for use in the InfoScan sample service. Payments to other vendors are normally made in accordance with vendor terms.

CUSTOMERS

  The Company had approximately 1,700, 1,300 and 900 clients using its information services in 1996, 1995 and 1994, respectively. Many of the Company's clients are CPG manufacturers in the United States or in foreign countries where the Company offers its services. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues. The Company's top ten customers accounted for approximately 35% of the Company's 1996 revenues.

BACKLOG ORDERS

  At December 31, 1996, 1995 and 1994, the Company had committed contract revenues for information services of approximately $265 million, $235 million and $161 million respectively. Older InfoScan contracts generally require a minimum one-year client commitment. Contracts continuing beyond the initial commitment are generally cancelable at any time by the client on six months prior written notice. More recent contracts generally include commitments of three years or more. Committed contract revenues include only the noncancelable portion of a contract. The portion of these committed contract revenues expected to be earned subsequent to 1997 is approximately 42%.

COMPETITION

  Numerous firms supply marketing and advertising research products and services to CPG manufacturers and retailers. However, the Company and ACNielsen are the only two firms which provide national scanner-based product tracking services in the United States to such manufacturers and retailers. While the Company generates more revenues than ACNielsen in the United States market, ACNielsen is far larger than the Company in terms of worldwide revenues, giving it access to greater financial resources than the Company. In the product tracking services markets across Europe, ACNielsen currently maintains a dominant market position in most European countries and is the Company's only competitor.

  Principal competitive factors include: innovation, quality, reliability, timeliness and comprehensiveness of analytical services and data provided; flexibility in tailoring services to client needs; experience; the capability of technical and client service personnel; data processing and decision support software; reputation; price; and geographical coverage.

RESEARCH AND DEVELOPMENT

  The Company is continuously developing new business products and services. In this regard, the Company is actively engaged in research and development of new software services and new data base analyses and applications. Expenditures for research and development for the years ended December 31, 1996, 1995 and 1994 approximated $24.9 million, $37.4 million and $35.1 million, respectively. Included in these expenditures were $5.8 million, $9.9 million and $11.7 million of software development costs that were capitalized. Expenditures not capitalized were expensed as incurred.

PERSONNEL

  At December 31, 1996, the Company had approximately 3,900 full-time and 2,400 part-time employees. The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff.

ITEM 2. PROPERTIES

  The Company markets and provides its information services and software support services to domestic clients from full-service sales offices in New York, New York; San Francisco and Los Angeles, California; Cincinnati, Ohio; Norwalk, Connecticut; Fairfield, New Jersey; and Toronto, Canada as well as from its headquarters in Chicago, Illinois and software development headquarters in Waltham, Massachusetts. The Company markets to international clients through subsidiaries and/or offices in Australia, Belgium, Canada, France, Germany, Guatemala, Greece, Italy, Japan, Mexico, the Netherlands, Puerto Rico, Sweden, Turkey, United Kingdom, Venezuela and through its various distributors.

  Principal leased facilities of the Company are as follows:

                                                                                            APPROXIMATE
                                                                                            FLOOR AREA
LOCATION                                         PRINCIPAL OPERATION                         (SQ. FT.)
--------                                         -------------------                        -----------
Chicago, IL.............  Corporate headquarters and offices for professional staff           427,000
Waltham, MA.............  Professional staff and computer facilities                           45,000
Wood Dale, IL...........  Computer facilities                                                  45,000
Regional sales and
 client service offices.  Sales, client service and analysis                                  263,000
International offices...  Sales, client service, computer facilities and professional staff   132,000
Data collection           Data collection and client test market control, cable TV studio
 facilities.............   facilities, warehouse                                              160,000

ITEM 3. LEGAL PROCEEDINGS

  On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., ACNielsen and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. (S)(S)1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and vi) disparging the Company to financial analysts and clients. By the Action, the Company seeks to enjoin Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling.

  The Action followed legal proceedings by the Canadian Competition Tribunal and the European Commission against ACNielsen for anti-competitive practices. On August 30, 1995, following a full hearing, the Canadian Competition Tribunal issued an Order and Reasons for Order against ACNielsen in In Re: The D&B Companies of Canada Ltd., concluding that ACNielsen had engaged in "anti-competitive acts" with the express intent "to exclude potential competitors generally and the Company specifically" from the Canadian retail tracking services market. On May 4, 1996, the European Commission issued a "Statement of Objections" against ACNielsen, following an 18 month investigation, alleging that ACNielsen had infringed Article 86 of the Treaty of Rome through several practices undertaken intentionally as part of a strategy to exclude the Company from the European markets for retail tracking services. On December 3, 1996, ACNielsen signed an Undertaking to the European Commission agreeing to halt numerous contractual practices which the Company contended was part of ACNielsen's intentional and unlawful strategy aimed at preventing the Company from establishing a competitive position in Europe and eliminating the Company as a competitor.

  In the ordinary course of business, IRI and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon the advice of counsel, that the ultimate disposition of pending litigation against the Company will not be material.

  The Company was involved in a shareholder class action suit filed by certain shareholders in 1989. In June 1994 a federal district court jury returned a unanimous verdict in favor of the Company. The plaintiffs appealed such determination with the United States Court of Appeals for the Seventh Circuit. In August 1995 the Appeals Court rendered its decision in favor of the Company. The plaintiffs did not file any further appeals. In April 1994 certain shareholders filed a class action lawsuit against the Company, and in October 1994 the Company entered into an agreement to settle this lawsuit. Pursuant to the terms of the court approved settlement agreement, in December 1995 the Company satisfied its obligations by issuing 211,223 shares of Common Stock valued at $2.6 million and paying $2.6 million in cash to the settlement class.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME          AGE     POSITION WITH COMPANY AND BUSINESS EXPERIENCE
         ----          ---     ---------------------------------------------
 Thomas W. Wilson Jr..  65 Chairman of the Board of Directors of the Company
                           since April 1995. Director of the Company since
                           1991. Senior Partner of McKinsey & Company,
                           management consultants, from 1973 until 1990
                           (retired). Director of Aerial Communications Inc.
                           since October 1996.
 Gian M. Fulgoni......  49 Chief Executive Officer since January 1986; Chairman of the Board of Directors of the Company from
                           February 1991 to April 1995; Director since 1981;
                           Director of PLATINUM technology, Inc.
 Randall S. Smith.....  45 President of International Information Services
                           Group since January 1995 and President of Operations
                           Group since February 1996; President--International
                           Operations Division from December 1993 until January
                           1995; President of European Data Operations Division
                           from February 1993 until December 1993; President of
                           the Testing Services Division from prior to March
                           1992 to January 1993.
 Gary M. Hill.........  49 Executive Vice President and Chief Financial Officer
                           of the Company since May 1995. Financial consultant
                           from August 1994 to December 1994. Senior Vice
                           President--Finance of Itel Corporation from prior to
                           March 1992 to July 1994.

           NAME           AGE   POSITION WITH COMPANY AND BUSINESS EXPERIENCE
           ----           ---   ---------------------------------------------
 Edward S. Berger........  56 Executive Vice President since June 1993;
                              Secretary and General Counsel of the Company
                              since 1988; Division Senior Vice President of the
                              Company from February 1991 until June 1993.
 John P. McNicholas, Jr..  43 Controller of the Company since June 1995; Vice
                              President--Controller of Itel Corporation from
                              May 1992 to March 1995; Controller of Itel
                              Corporation from prior to March 1992 to May 1992.

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

  The high and low closing sales prices for the Company's Common Stock were as follows:

      QUARTERS                                                  HIGH      LOW
      --------                                                 ------- ---------
      1995
        1st quarter........................................... $15 1/4 $12 1/4
        2nd quarter...........................................  17 7/8  11 11/16
        3rd quarter...........................................  14 3/8  12 11/16
        4th quarter...........................................  13 3/8  10 1/8
      1996
        1st quarter...........................................  15 5/8  12 3/4
        2nd quarter...........................................  15 1/8  12
        3rd quarter...........................................  13 1/2  11 1/8
        4th quarter...........................................  14 1/4  11 1/8

  The last sale price on February 28, 1997 was $14 7/8 per share. As of February 28, 1997 there were 2,158 record holders of the Company's Common Stock.

  The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings for use in the Company's business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. There are restrictions in IRI's bank loan and certain lease agreements which limit the payment of dividends and the repurchases or redemption of Common Stock. (See Note 11 of the Notes to the Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                               YEARS ENDED DECEMBER 31
                                          --------------------------------------
                                           1996    1995    1994    1993    1992
                                          ------  ------  ------  ------  ------
                                            (IN MILLIONS, EXCEPT PER SHARE
                                                        DATA)
HISTORICAL RESULTS OF OPERATIONS (1)(2)
Revenues................................  $405.6  $399.9  $376.6  $334.5  $276.4
                                          ======  ======  ======  ======  ======
Nonrecurring expenses (3)...............    (4.8)  (22.8)    --     (3.0)    --
                                          ======  ======  ======  ======  ======
Operating profit (loss).................    (5.1)  (54.9)    5.3    37.9    37.7
                                          ======  ======  ======  ======  ======
Net gain (loss) on sale of assets (4)...    (4.6)   41.1     --      --      --
                                          ======  ======  ======  ======  ======
Earnings (loss) before cumulative effect
 of change in accounting principle (5)..  $ (7.6) $(11.7) $ (8.9) $ 22.2  $ 19.2
Cumulative effect on prior years of
 change in accounting principle (2) (6).     --      --     (6.6)    1.9     --
                                          ------  ------  ------  ------  ------
Net earnings (loss).....................  $ (7.6) $(11.7) $(15.5) $ 24.1  $ 19.2
                                          ======  ======  ======  ======  ======
Earnings (loss) per common and common
 equivalent share (2):
 Before cumulative effect of accounting
  changes...............................  $ (.27) $ (.43) $ (.34) $  .82  $  .78
 Cumulative effect of accounting changes
  (6)...................................     --      --     (.26)    .07     --
                                          ------  ------  ------  ------  ------
Net earnings (loss).....................  $ (.27) $ (.43) $ (.60) $  .89  $  .78
                                          ======  ======  ======  ======  ======
Weighted average common and common
 equivalent shares......................    27.8    27.0    26.1    27.2    24.8
                                          ======  ======  ======  ======  ======
BALANCE SHEET DATA (1)
Total assets............................  $334.5  $338.5  $346.8  $317.3  $263.1
                                          ======  ======  ======  ======  ======
Working capital.........................    34.6    44.4    66.9    83.4    96.2
                                          ======  ======  ======  ======  ======
Long-term debt..........................     7.9     3.8    31.5     3.1     4.7
                                          ======  ======  ======  ======  ======
Stockholders' equity....................  $226.3  $229.8  $227.2  $228.7  $186.9
                                          ======  ======  ======  ======  ======
Book value per common and common
 equivalent share.......................  $ 8.12  $ 8.33  $ 8.58  $ 9.00  $ 7.61
                                          ======  ======  ======  ======  ======
Dividends paid per common share.........     --      --      --      --      --
                                          ======  ======  ======  ======  ======
ADDITIONAL FINANCIAL INFORMATION (1)
Deferred data procurement costs.........  $ 98.0  $ 96.8  $ 79.2  $ 68.0  $ 51.9
                                          ======  ======  ======  ======  ======
Capital expenditures....................    18.8    24.5    24.0    25.9    20.0
                                          ======  ======  ======  ======  ======
Capitalized software costs..............  $  5.8  $  9.9  $ 11.7  $ 10.2  $  8.8
                                          ======  ======  ======  ======  ======

--------
(1) In 1995, the Company purchased 39% of its French joint venture, IRI-SECODIP, from its joint venture partner increasing IRI's ownership in the joint venture from 50% to 89%. As a result of a disproportionate capital contribution made in 1996, the Company now owns substantially all of the joint venture interests. IRI-SECODIP has been consolidated effective January 1, 1995.
(2) Effective January 1, 1994, the Company changed its method of recognizing revenue on its information service products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement with the remaining revenue recognized ratably over the initial contract term. Pro forma revenues and earnings per common and common equivalent share before cumulative effect of accounting change for 1993 and 1992 were $334.6 million and $279.2 million and $.83 and $.85, respectively.
(3) The $4.8 million nonrecurring charge in 1996 principally relates to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operations. Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally accelerated recognition of deferred European data procurement costs, to net realizable value and a $10.4 million charge principally relating to the Company's Towne-Oller facility closing and related severance charge. Nonrecurring expenses in 1993 primarily related to a loss on the disposition of certain non-strategic assets.
(4) In December 1996, the Company recorded a $4.6 million charge primarily for the final settlement of the escrow account related to the sale of a portion of the Company's software business to Oracle in 1995. In July
    1995, the Company completed the sale to Oracle of certain assets, liabilities and related software application products of its software products business resulting in a $41.1 million gain. (See Note 4 of the Notes to Consolidated Financial Statements.)
(5) The 1994 results reflected a pre-tax provision of $8.3 million related to shareholder litigation. (See Note 13 of the Notes to Consolidated
    Financial Statements.) The 1992 results reflected a pre-tax provision of $4.4 million related to patent infringement litigation.
(6) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109--Accounting for Income Taxes (FAS 109).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Overview: Over the periods presented, the Company has generated increased revenues resulting from the continued growth of its U.S. services business and the startup and significant expansion of its International services business. The revenue gains in recent years were achieved in spite of an intensely competitive pricing environment that began in late 1993, which continued through 1995 and moderated somewhat in 1996. Due to the longer-term nature of most InfoScan contracts, pricing changes have a delayed effect on the results of operations as reported in the Company's consolidated financial statements. This lagged effect is especially apparent in the Company's U.S. operations because only a portion of all InfoScan contracts come up for renewal and are subject to competitive bidding in any particular year.

  The development of the Company's International services business has resulted in significant operating losses which will likely continue until these operations achieve a substantially higher level of revenues. The Company's European operations also will continue to require substantial cash investment. On December 3, 1996, the AC Nielsen Company ("ACNielsen") signed an Undertaking with the European Commission ("the Commission") agreeing to halt numerous contractual practices which the Company believes has hampered the Company's participation in European markets. In May 1996, the Commission issued a Statement of Objections to ACNielsen regarding various anticompetitive activities. The Company had contended that those practices were pursued by ACNielsen as part of an intentional and unlawful strategy aimed at preventing the Company from establishing a competitive position in Europe and eliminating the Company as a competitor. As a result of the Undertaking, the Company believes that clients can now benefit from the Company's services without risk of financial penalties being imposed by ACNielsen and that a significant artificial barrier to the Company's efforts to provide services to the European markets has been removed.

  On an ongoing basis, the Company reviews the outlook of its European services business, including current and near term economic conditions, expected market growth and the regulatory and competitive environment. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of its European assets is not impaired. To the extent that actual operating results and cash flows are lower than current projections, the Company may be required to write down a portion of these assets in future periods.

  Special Items: In July 1995, the Company completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and software products relating to its on-line analytical processing business, the software products business previously operated by the Company's software division. Since this business was not a separate business segment, prior period's consolidated financial statements have not been restated. The sale resulted in a pre-tax gain of $41.1 million in 1995. In December 1996, the Company recorded a ($4.6) million charge primarily for final settlement of the escrow account related to the sale.

  In addition, in 1996 the Company recorded a ($4.8) million nonrecurring charge primarily due to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operation. In 1995, the Company recorded a nonrecurring charge of ($22.8) million primarily related to the accelerated recognition of European deferred data procurement costs and the reorganization of the Company's Towne-Oller unit. In addition, selling, general and administrative expenses in the third quarter of 1995 reflect approximately ($6.7) million of special charges, principally related to a provision for doubtful accounts.

  In 1995, IRI increased its ownership in its French joint venture, IRI-SECODIP, from 50% to 89%. As a result of a disproportionate capital contribution made in 1996, the Company now owns substantially all of the joint venture interests. All 1996 and 1995 consolidated financial information reflects IRI-SECODIP as a consolidated subsidiary of the Company. All prior period consolidated financial information reflects IRI-SECODIP as an equity investment since its purchase by the Company in April 1993.

  Operations: While overall revenues in 1996 increased over 1995 and 1994, the Company incurred consolidated operating losses in all three years. A number of factors influenced operating results, including: (a) the continued competitive environment in Europe and costs relating to the development of the Company's International services business; (b) the effects of strong price competition on U.S. InfoScan renewals; (c) costs related to building the Company's InfoScan Census data base and its Omega re-engineering initiatives; (d) increased client deliverables associated with past InfoScan contract renewals;
(e) increased costs of software development efforts; (f) nonrecurring charges in 1996 and 1995; and (g) the impact of the sale of a portion of the Company's software business to Oracle including the net gain (loss) on sale in 1995 and 1996, respectively.

  The Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") to be a meaningful and readily comparable measure of the Company's relative performance. A comparative analysis of consolidated revenues and Operating Results for the years ended December 31, 1996, 1995 and 1994 follows (in thousands):

                                                    1996      1995      1994
                                                  --------  --------  --------
Revenues:
  U.S. Services.................................. $344,612  $317,553  $299,068
  International Services.........................   60,991    42,165    13,580
                                                  --------  --------  --------
    Subtotal.....................................  405,603   359,718   312,648
  Software products business sold to Oracle......      --     40,198    63,922
                                                  --------  --------  --------
                                                  $405,603  $399,916  $376,570
                                                  ========  ========  ========
Operating Results:
  U.S. Services
    Operating profit............................. $ 31,106  $ 15,286  $ 38,112
    Equity in loss of affiliated companies.......      --       (200)   (1,215)
                                                  --------  --------  --------
    Subtotal--U.S. Services......................   31,106    15,086    36,897
  International Services
    Operating loss...............................  (29,425)  (35,756)  (18,056)
    Equity in earnings (loss) of affiliated
     companies...................................       30       579    (7,958)
    Minority interests...........................      986       304       979
                                                  --------  --------  --------
    Subtotal--International Services.............  (28,409)  (34,873)  (25,035)
  Corporate and other expenses...................   (1,965)   (3,652)   (7,535)
  Software products business sold to Oracle-
   operating loss................................      --     (8,044)   (7,215)
  Nonrecurring expenses..........................   (4,808)  (22,759)      --
                                                  --------  --------  --------
  Operating Results.............................. $ (4,076) $(54,242) $ (2,888)
                                                  ========  ========  ========

  Revenues from the Company's U.S. services business in 1996 were 8.5% higher than in 1995. Revenues in 1996 reflected market growth, net share gains and increased InfoScan Census and analytic revenues, partially offset by the effect of the close-down of the Company's Towne-Oller service during late 1995. Revenues from the Company's U.S. services business in 1995 increased 6.2% over 1994. Revenues in 1995 reflected market growth and net share gains, offset somewhat by the difficult competitive environment resulting in severe price pressure upon obtaining contract renewals for existing clients. U.S. Operating Results increased $16.0 million in 1996. This increase was due to revenue gains, the benefit of lower expense growth resulting from the Company's cost containment initiatives and production process reengineering and the effect of $6.7 million of special charges in 1995. U.S. Operating Results in 1995 decreased $21.8 million compared to 1994. This decline was due to a 15.4% increase in costs related primarily to increases in personnel and system capabilities to support current client contracts as well as to enhance future revenue and achieve operating efficiencies, and $6.7 million of special general and administrative expenses, primarily related to a provision for uncollectible accounts receivable.

  International service revenues in 1996 increased 44.6% over 1995 primarily as a result of significant revenue gains in France, the U.K. and Italy due to an increase in the number of InfoScan clients and expanded usage among existing clients. International services revenues in 1995 also increased significantly over 1994 due to the continuing development of the various European start-up operations, and in part, to the consolidation of IRI-SECODIP as of January 1, 1995. The International Operating Results were a ($28.4) million loss in 1996 compared to a ($34.9) million loss in 1995. Results continue to reflect a difficult competitive pricing environment in Europe, the ramp-up of Italian operations and high retailer costs in the U.K. The International Operating Results were a ($34.9) million loss in 1995 compared to a ($25.0) million loss in 1994, resulting from higher costs in the United Kingdom, the start-up of the Company's business in Italy in late 1994 and the effect of foreign exchange rates.

  Nonrecurring expenses in 1996 include a ($4.8) million write-off of certain assets, principally related to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market-testing operations. Nonrecurring expenses in 1995 included a ($12.4) million write-down of assets, principally accelerated recognition of deferred European data procurement costs to net realizable value and a ($10.4) million charge principally relating to the Company's Towne-Oller facility closing and related severance charge. The accelerated recognition of deferred European data procurement costs was based upon the Company's assessment of the realizability of these assets, in part due to lower than originally expected revenues and operating results in the Company's startup operations in the United Kingdom and Italy. The 1995 nonrecurring expense relating to the Company's Towne-Oller business was initiated by the Company's decision to transition Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data and close down of its New York operation.

  Consolidated results in 1995 included seven-months of Operating Results of the software products business sold to Oracle on July 27, 1995 in comparison to full year results in 1994. Operating Results of the software products business were an ($8.0) million loss and a ($7.2) million loss in 1995 and 1994, respectively.

  Net loss on sale of assets in 1996 reflected a ($4.6) million pre-tax charge primarily for final settlement of the escrow account related to the sale of a portion of the Company's software business to Oracle in 1995. Net gain on sale of assets in 1995 of $41.1 million included the pre-tax gain attributable to the Oracle sale.

  Year Ended December 31, 1996: Consolidated net loss was ($7.6) million in 1996 compared to a net loss of ($11.7) million in 1995. Results in 1996 included a ($4.8) million nonrecurring charge principally related to the disposal of certain cable TV advertising cut-in equipment and a ($4.6) million charge primarily related to final settlement on the sale of a portion of the Company's software business to Oracle in 1995. Results in 1995 included several special items including: (a) a $41.1 million pre-tax gain on sale of a portion of the Company's software business to Oracle; (b) a $22.8 million nonrecurring charge primarily related to the accelerated recognition of European deferred data procurement costs and the reorganization of the Company's Towne-Oller unit; and (c) $6.7 million of special charges included in selling, general and administrative expenses, principally relating to a provision for uncollectible accounts receivable.

  Consolidated revenues increased 12.8% to $405.6 million in 1996, after adjusting revenues for 1995 to remove that portion of the Company's software business that was sold to Oracle in July 1995. Including such revenues in the 1995 base results in a 1.4% consolidated revenue increase from 1995 to 1996.

  Consolidated costs of information services sold increased $27.4 million or 8.0% to $369.0 million in 1996. Major components of the 1996 increase included: (a) an $11.4 million or 7.4% increase in U.S. services compensation expense resulting primarily from higher headcount required for software development and client servicing; (b) a $9.0 million increase in International services compensation expense resulting from the continued expansion of operations; and (c) a $5.9 million increase in amortization of deferred data procurement costs.

  Consolidated results for 1995 included the operations of the software products business unit sold to Oracle in July 1995. This part of the software business reported costs of software products sold for the seven months of 1995 of approximately $41.1 million.

  Consolidated selling, general and administrative expenses decreased $12.4 million or 25.2% to $36.9 million in 1996. Excluding that portion of selling, general and administrative expenses attributable to the software products business sold to Oracle, consolidated selling, general and administrative expenses decreased $5.4 million or 12.6% in 1996 compared to 1995. This decrease was attributable to the special charges of $6.7 million incurred in 1995 principally related to a provision for uncollectible accounts receivable.

  Interest and other expenses for 1996 and 1995 were $1.2 million and $2.8 million, respectively. This decrease was principally due to application of proceeds from the July 1995 Oracle sale to reduce bank debt.

  The Company's 1996 and 1995 income tax benefit, resulting from pretax losses, was lower than the income tax benefit computed using the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

  Year Ended December 31, 1995: Loss before cumulative effect of change in accounting principle was ($11.7) million in 1995 compared to a loss of ($8.9) million in 1994. Results in 1995 included several special items including: (a) a $41.1 million pre-tax gain on sale of a portion of the Company's software products business to Oracle in July 1995; (b) a $22.8 million nonrecurring charge primarily related to the accelerated recognition of deferred European data procurement costs and the reorganization of the Company's Towne-Oller unit; and (c) $6.7 million of special charges included in selling, general and administrative expenses, principally relating to a provision for uncollectible accounts receivable. Results in 1994 included a pre-tax provision of $8.3 million related to settled shareholder litigation.

  Exclusive of the revenues of the disposed business in both years, consolidated revenues increased 15.1% in 1995 in comparison to 1994, due to increases in U.S. services revenues along with increases in revenues of the Company's developing International services business. The Company's U.S. services revenue growth reflected the continued negative effect of an intense pricing environment which began in late 1993. Including revenues of the disposed business, consolidated revenues increased 6.2% to $399.9 million in 1995 compared to $376.6 million in 1994, as the above factors were reduced by the effect of the sale of the software business to Oracle in July 1995.

  Consolidated costs of information services sold increased $76.5 million, or 28.8% to $341.6 million in 1995. Major components of the 1995 increase included: (a) a $19.8 million or 14.9% increase in U.S. services compensation expense resulting from higher headcount required to service clients and salary increases; (b) a $23.1 million increase in International services compensation expense resulting from the consolidation of IRI-SECODIP and the continued expansion of all international operations; (c) a $16.3 million increase in amortization of deferred data procurement costs, principally arising from expansion of the International services business in Europe; (d) and a $12.0 million increase in depreciation and computer expenses required to deliver increasing levels of InfoScan services in Europe and the United States. Increases in computer operations were required to support the Company's Census product initiative and its production re-engineering and future cost reduction projects.

  Consolidated results for all periods included the operations of the software products business until sold to Oracle in July 1995. This part of the software business reported costs of software products sold for the seven months of 1995 of approximately $41.1 million compared to $60.4 million for the full year of 1994.

  Consolidated selling, general and administrative expenses increased $3.6 million or 7.9% to $49.4 million in 1995. Excluding that portion of selling, general and administrative expenses attributable to the software products business, consolidated selling, general and administrative expenses were $42.3 million in 1995 and $35.0 million in 1994. This $7.3 million increase was primarily due to $6.7 million of special charges incurred in 1995 principally related to a provision for uncollectible accounts receivable. In addition, approximately $2.9 million of the increase in total selling, general and administrative expenses for 1995 were due to the consolidation of IRI-SECODIP. Consolidated selling, general and administrative expense in 1994 included a one-time charge of $1.4 million incurred in connection with the canceled acquisition of Asia-based SRG Holdings Limited.

  Interest and other expenses for 1995 and 1994 were $2.8 million and $1.6 million, respectively, increasing because of extensive borrowing requirements in the first half of 1995, which were needed to fund the expansion of the Company's International services business in Europe. In July 1995, the Company repaid its bank borrowings in full.

  Equity in earnings (loss) of affiliated companies reflected earnings and losses from equity investments. The reduction in the equity loss in 1995 was primarily due to the Company's increased ownership interest in its French affiliate which, effective January 1, 1995, has been included as a consolidated subsidiary of the Company.

  The Company's 1995 and 1994 income tax benefit, resulting from pretax losses, was lower than the income tax benefit computed using the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The expansion of its information services business in Europe has required extensive cash investment. The Company's current cash resources include its $12.2 million consolidated cash balance, $44.5 million available under the bank line of credit and internally generated funds from its U.S. operations. The Company anticipates that it will have sufficient funds from these sources to satisfy its cash needs for the foreseeable future. Bank line availability is subject to compliance with financial covenants relating to operating and cash flow results, tangible net worth and leverage and quick ratios.

  Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $3.5 million is available for such distributions under the most restrictive of these covenants.

  In July 1995, the Company sold its software products business to Oracle for approximately $100 million in cash, including $8.0 million of cash in escrow, subject to post-closing adjustment. The $8.0 million constituted a general escrow which was settled in December 1996. In July 1995, the entire amount outstanding under the Company's existing credit facility was repaid by using a portion of the proceeds from the sale. The remainder of the proceeds was used to pay expenses associated with the sale and for general corporate purposes.

  Cash Flow for the Year Ended December 31, 1996: Consolidated net cash provided by operating activities was $102.1 million for the year ended December 31, 1996 compared to $76.1 million in 1995. Cash provided by operating activities increased primarily due to improved operating performance in 1996. Consolidated cash used in net investing activities was ($121.2) million in 1996 compared to ($43.9) million in 1995 as the 1995 period benefitted from the $92.0 million of proceeds received from the sale of the software products business to Oracle. Net cash provided (used) before financing activities was ($19.1) million for 1996 and $32.2 million in 1995 as 1995 cash flow was benefitted by $92.0 million of proceeds from the Oracle transaction. Consolidated cash provided by (used in) net financing activities was $7.1 million in 1996 compared to ($19.1) million in 1995. The 1995 net financing activities primarily reflect the repayment of bank borrowings using proceeds from the Oracle sale.

  Cash Flow for the Year Ended December 31, 1995: Consolidated net cash provided by operating activities was $76.1 million for the year ended December 31, 1995 compared to $77.7 million in 1994. Cash provided by operating activities decreased due primarily to lower cash earnings from operations offset by a smaller increase in accounts receivable and other working capital in 1995. Consolidated cash used for net investing activities was ($43.9) million in 1995 versus ($116.4) million in 1994. The decrease in consolidated investing activities in 1995 was due to the benefit of proceeds received from the sale of a portion of the software products business to Oracle, partially offset by increases in data procurement costs attributable to the expansion of the Company's data collection efforts in Europe and, to a much lesser degree, the United States. Net cash provided (used) before financing activities was $32.2 million in 1995 and ($38.8) million in 1994 as 1995 cash flow was benefitted by $92.0 million of proceeds from the Oracle transaction. Consolidated cash (used) provided by net financing activities was ($19.1) million for the year ended December 31, 1995 in comparison to $30.3 million for the year ended December 31, 1994. The net financing activities reflected bank loan repayments in 1995 made possible by the sale of the software products business to Oracle. Net financing activities in 1994 reflected net bank borrowings of $29.0 million used to fund the Company's continuing development of its International information operations.

  Financings: In 1995, following the sale of a portion of its software business to Oracle, the Company repaid the entire amount of bank debt outstanding and entered into a new credit facility. The Company has a $50.0 million bank credit facility maturing in 1998, with fixed or floating interest rate options at or below prime. Facility fees of .4% are payable on the bank credit facility, and there are no commitment fees. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets. The financial covenants also require the Company to meet certain tangible net worth and operating income levels and cash flow coverage and working capital ratios. The primary use of borrowings has been for the expansion of the Company's information services in Europe.

  At December 31, 1996, $44.5 million was available under the bank credit facility for general corporate purposes.

  Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $98.0 million, $96.8 million and $79.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the data base. The increase in deferred data procurement expenditures was principally related to the expansion of the Company's International services business. Deferred data procurement expenditures for the Company's U.S. services business were $65.6 million, $64.7 million and $61.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's International services business deferred data procurement expenditures were $32.4 million, $32.1 million and $17.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Management expects to continue the development of its businesses in Europe, and accordingly, the Company's European operations will continue to require substantial investment in data procurement costs. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of its European assets is not impaired. To the extent that actual operating results and cash flows are lower than current projections, the Company may be required to write down a portion of these assets in future periods.

  Consolidated capital expenditures were $18.8 million, $24.5 million and $24.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Capital expenditures for the Company's U.S. services business were $15.2 million, $18.6 million and $17.3 million for the years ended December 31, 1996, 1995 and 1994, respectively, while related depreciation expense was $16.0 million, $16.1 million and $14.7 million, respectively. The Company's International services business capital expenditures were $3.6 million, $5.9 million and $6.7 million for the years ended December 31, 1996, 1995 and 1994, respectively, while depreciation expense was $4.2 million, $4.1 million and $2.4 million, respectively.

  Consolidated capitalized software development costs were $5.8 million, $9.9 million and $11.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  NOL Carryforwards: As of December 31, 1996, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $64.8 million that expire primarily in 2009 and 2011. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. In addition, at December 31, 1996, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $6.2 million which are subject to various income tax provisions of each respective country. Approximately $3.0 million of these foreign NOLs may be carried forward indefinitely, while the remaining $3.2 million expire in 2000 and 2001. At December 31, 1996 the Company had general business tax credit carryforwards of approximately $4.9 million which expire primarily between 1999 and 2010, and are available to reduce future Federal income tax liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                           PAGE
                                                                           NO.
                                                                           ----
(a) Financial Statements
  Report of Independent Auditors (Ernst & Young LLP)......................  21
  Report of Independent Certified Public Accountants (Grant Thornton LLP).  22
  Consolidated Balance Sheets at December 31, 1996 and 1995...............  23
  Consolidated Statements of Operations for the years ended December 31,
   1996, 1995 and 1994....................................................  24
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1995 and 1994.......................................  25
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994....................................................  26
  Notes to Consolidated Financial Statements..............................  27
(b) Supplementary Data
  Summary of Quarterly Data...............................................  39

  Financial statement schedule is included on page 43 preceding the signature pages of this report (see Item 14).

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Information Resources, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheet of Information Resources, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 1996 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Chicago, Illinois
February 12, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Information Resources, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheet of Information Resources, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in NOTE 1, effective January 1, 1994, the Company changed its method of recognizing revenue.

                                          Grant Thornton LLP

Chicago, Illinois
February 15, 1996

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                              1996      1995
                                                            --------  --------
                                                             (IN THOUSANDS)
                          ASSETS
                          ------
CURRENT ASSETS
  Cash and cash equivalents................................ $ 12,195  $ 24,884
  Accounts receivable, net.................................   99,413    95,862
  Escrow receivable........................................      --      8,000
  Prepaid expenses and other...............................    6,575     5,169
                                                            --------  --------
    Total Current Assets...................................  118,183   133,915
                                                            --------  --------
Property and equipment, at cost............................  147,398   136,946
  Accumulated depreciation and amortization................  (92,806)  (76,541)
                                                            --------  --------
    Net property and equipment.............................   54,592    60,405
Investments................................................   18,737    18,791
Other assets...............................................  142,981   125,425
                                                            --------  --------
                                                            $334,493  $338,536
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
  Current maturities of capitalized leases................. $  2,805  $  2,317
  Accounts payable.........................................   36,059    36,214
  Accrued compensation and benefits........................   17,660    19,812
  Accrued property, payroll and other taxes................    4,506     3,981
  Accrued expenses.........................................    7,015    11,571
  Deferred revenue.........................................   15,558    15,599
                                                            --------  --------
    Total Current Liabilities..............................   83,603    89,494
                                                            --------  --------
Long-term debt.............................................    7,892     3,760
Deferred income taxes, net.................................    9,113     8,643
Deferred gain..............................................    3,632     4,047
Other liabilities..........................................    3,925     2,838
STOCKHOLDERS' EQUITY
  Preferred stock--authorized 1,000,000 shares, $.01 par
   value; none issued......................................      --        --
  Common stock--authorized 60,000,000 shares, $.01 par
   value; 27,886,406 and 27,587,176 shares issued and
   outstanding, respectively...............................      279       276
  Capital in excess of par value...........................  187,213   183,615
  Retained earnings........................................   38,270    45,828
  Cumulative translation adjustment........................      566        35
                                                            --------  --------
    Total Stockholders' Equity.............................  226,328   229,754
                                                            --------  --------
                                                            $334,493  $338,536
                                                            ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
Revenues:
  Information services........................... $405,603  $359,718  $312,648
  Software products business sold to Oracle......      --     40,198    63,922
                                                  --------  --------  --------
                                                   405,603   399,916   376,570
Costs and expenses:
  Information services sold...................... (368,951) (341,566) (265,115)
  Software products business sold to Oracle......      --    (41,142)  (60,392)
  Selling, general and administrative expenses...  (36,936)  (49,374)  (45,757)
  Nonrecurring expenses..........................   (4,808)  (22,759)      --
                                                  --------  --------  --------
                                                  (410,695) (454,841) (371,264)
                                                  --------  --------  --------
Operating profit (loss)..........................   (5,092)  (54,925)    5,306
Net gain (loss) on sale of assets................   (4,600)   41,126       --
Interest expense and other, net..................   (1,182)   (2,752)   (1,580)
Litigation provision.............................      --        --     (8,275)
Equity in earnings (loss) of affiliated
 companies.......................................       30       379    (9,173)
                                                  --------  --------  --------
Loss before income taxes, minority interests and
 cumulative effect of change in accounting
 principle.......................................  (10,844)  (16,172)  (13,722)
Income tax benefit...............................    2,300     4,190     3,822
                                                  --------  --------  --------
Loss before minority interests and cumulative
 effect of change in accounting principle........   (8,544)  (11,982)   (9,900)
Minority interests...............................      986       304       979
                                                  --------  --------  --------
Loss before cumulative effect of change in
 accounting principle............................   (7,558)  (11,678)   (8,921)
Cumulative effect on prior years of change in
 accounting principle............................      --        --     (6,594)
                                                  --------  --------  --------
    Net loss..................................... $ (7,558) $(11,678) $(15,515)
                                                  ========  ========  ========
Loss per common and common equivalent share:
  Before cumulative effect of accounting change.. $   (.27) $   (.43) $   (.34)
  Cumulative effect of accounting change.........      --        --       (.26)
                                                  --------  --------  --------
    Net loss..................................... $   (.27) $   (.43) $   (.60)
                                                  ========  ========  ========
Weighted average common and common equivalent
 shares..........................................   27,755    26,991    26,056
                                                  ========  ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31,

                                       CAPITAL
                                          IN
                                        EXCESS            CUMULATIVE
                                COMMON  OF PAR  RETAINED  TRANSLATION
                                STOCK   VALUE   EARNINGS  ADJUSTMENT   TOTAL
                                ------ -------- --------  ----------- --------
                                               (IN THOUSANDS)
Balance at December 31, 1993...  $254  $157,972 $ 72,333    $(1,897)  $228,662
                                 ----  -------- --------    -------   --------
Net loss.......................   --        --   (15,515)       --     (15,515)
Shares issued:
  Employee stock option plans
   and other...................     2     1,926      --         --       1,928
  Acquisitions and joint
   ventures....................     9     9,805      688        --      10,502
Translation adjustment.........   --        --       --       1,624      1,624
                                 ----  -------- --------    -------   --------
Balance at December 31, 1994...   265   169,703   57,506       (273)   227,201
                                 ----  -------- --------    -------   --------
Net loss.......................   --        --   (11,678)       --     (11,678)
Shares issued:
  Employee stock option plans
   and other...................     9    10,420      --         --      10,429
  Acquisitions and joint
   ventures....................     2     3,492      --         --       3,494
Translation adjustment.........   --        --       --         308        308
                                 ----  -------- --------    -------   --------
Balance at December 31, 1995...   276   183,615   45,828         35    229,754
                                 ----  -------- --------    -------   --------
Net loss.......................   --        --    (7,558)       --      (7,558)
Shares issued:
  Employee stock option plans
   and other...................     3     3,598      --         --       3,601
Translation adjustment.........   --        --       --         531        531
                                 ----  -------- --------    -------   --------
Balance at December 31, 1996...  $279  $187,213 $ 38,270    $   566   $226,328
                                 ====  ======== ========    =======   ========



  The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                  1996       1995      1994
                                                ---------  --------  ---------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................... $  (7,558) $(11,678) $ (15,515)
    Adjustments to reconcile net loss to net
     cash provided by
     operating activities:
    Amortization of deferred data procurement
     costs.....................................    87,944    82,095     65,819
    Depreciation...............................    20,204    20,196     17,057
    Amortization of capitalized software costs.     4,125     6,701      8,839
    Amortization of intangibles................     3,015     4,219      3,258
    Deferred income tax benefit................    (2,938)   (5,284)    (6,270)
    Equity in (earnings) loss of affiliated
     companies and minority interests..........    (1,016)     (683)     8,194
    Cumulative effect of change in accounting
     principle.................................       --        --       6,594
    Nonrecurring expenses......................     4,808    22,759        --
    Net (gain) loss on disposition of assets...     4,600   (41,126)       --
    Provision for losses on accounts
     receivable................................       719     6,295      2,584
    Other......................................    (3,002)   (2,543)       552
    Change in assets and liabilities:
      Increase in accounts receivable..........    (6,163)   (7,593)   (22,586)
      Increase in other current assets.........    (1,334)   (3,760)    (1,555)
      Increase (decrease) in accounts payable
       and accrued liabilities.................    (3,314)    2,382      9,842
      Increase (decrease) in deferred revenue..       (84)    3,578      2,319
      Other, net...............................     2,077       583     (1,471)
                                                ---------  --------  ---------
        Total adjustments......................   109,641    87,819     93,176
                                                ---------  --------  ---------
        Net cash provided by operating
         activities............................   102,083    76,141     77,661
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of assets..........     2,900    92,000        --
  Deferred data procurement costs..............   (98,005)  (96,808)   (79,162)
  Purchase of property and equipment...........   (18,772)  (24,497)   (23,953)
  Capitalized software costs...................    (5,784)   (9,887)   (11,681)
  Investments and net assets acquired in
   business acquisitions.......................      (950)   (4,812)    (1,832)
  Other........................................      (600)       62        210
                                                ---------  --------  ---------
        Net cash used by investing activities..  (121,211)  (43,942)  (116,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net bank borrowings (repayments) ............     5,500   (29,000)    29,000
  Net borrowings (repayments) of capitalized
   leases......................................      (880)    1,606       (435)
  Proceeds from exercise of stock options and
   other.......................................     2,445     8,246      1,697
                                                ---------  --------  ---------
        Net cash provided (used) by financing
         activities............................     7,065   (19,148)    30,262
EFFECT OF EXCHANGE RATE CHANGES ON CASH........      (626)       41        919
                                                ---------  --------  ---------
  Net increase (decrease) in cash and cash
   equivalents.................................   (12,689)   13,092     (7,576)
  Cash and cash equivalents at beginning of
   year........................................    24,884    11,792     19,368
                                                ---------  --------  ---------
  Cash and cash equivalents at end of year..... $  12,195  $ 24,884  $  11,792
                                                =========  ========  =========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994

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

 Principles of Consolidation

  The consolidated financial statements include the accounts of IRI and all wholly or majority owned subsidiaries and affiliates. Minority interests reflect the non-Company owned stockholder interests in Information Resources Japan, Ltd., IRI-SECODIP, S.C.S., (France) ("IRI-SECODIP") and IRI InfoScan Limited (U.K.). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Reclassifications

  Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1996 presentation.

 Revenue Recognition and Change in Accounting Principle

  Revenues on contracts for retail tracking services, which generally have terms not less than one year, are recognized over the terms of the contracts. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by the giving of six months written notice by either party; or 2) multi-year contracts either non-cancelable or cancelable only with significant penalties, generally by the giving of six months written notice after the initial multi-year term. Revenues for special analytical services, market research and consulting projects are recognized as services are performed. Certain of these projects are fixed-price in nature and use the percentage-of-completion method for the recognition of revenue. Revenues for projects that include a timesharing aspect are allocated over the timesharing period.

  Revenues from the sale of software application products, or products sold under licensing agreements, are recognized upon delivery when there is a reasonable basis for estimating collectibility and the Company has no significant remaining obligations. If there are significant other obligations, revenues are recognized on the basis of the ratio of incurred cost to total estimated cost over the life of the contract. Related software maintenance fees are recognized as earned over the terms of their respective contracts.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

  Effective January 1, 1994, the Company changed its method of recognizing revenue on its retail tracking service products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement, with the remaining revenue recognized ratably over the initial contract term. The cumulative effect of this change for periods prior to January 1, 1994 of $6.6 million (after reduction for the income tax effect of $4.4 million) is shown separately in the 1994 consolidated statement of operations.

 Research and Development

  Expenditures for research and development for the years ended December 31, 1996, 1995 and 1994 approximated $24.9 million, $37.4 million and $35.1 million, respectively. Included in these expenditures were $5.8 million, $9.9 million and $11.7 million of software development costs that were capitalized for the years ended December 31, 1996, 1995 and 1994, respectively. Expenditures not capitalized are charged to expense as incurred.

 Benefits Plan

  The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The expense recognized for the 401(k) plan totaled approximately $2.0 million, $1.5 million and $1.3 million in 1996, 1995 and 1994, respectively.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, commercial paper and funds held in money market accounts with a maturity of three months or less.

 Fair Value of Financial Instruments and Credit Risk

  The carrying value of the Company's financial instruments, cash and cash equivalents, investments and debt obligations represent a reasonable estimate of their fair value. As of December 31, 1996 and 1995, the Company had no significant concentrations of credit risk related to cash equivalents and trade receivables.

 Property and Equipment

  Property and equipment is recorded at cost and is depreciated over the estimated service lives. For financial statement purposes, depreciation is provided by the straight-line method. Leasehold improvements are amortized over the shorter of their estimated service lives or the terms of their respective lease agreements. Estimated useful lives are as follows:

      Computer equipment..........................................  3 to 5 years
      Market testing and other operating equipment................  3 to 7 years
      Leasehold improvements...................................... 5 to 20 years
      Equipment and furniture.....................................  3 to 8 years

 Other Assets

  Other assets include deferred data procurement costs, intangible assets and capitalized software costs. Data procurement costs are amortized over a period of 28 months and include actual payments to retailers for point-of-sale data and causal costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES an essential part of the data base. Intangible assets include goodwill, solicitation rights and non-compete agreements, all of which arose from acquisitions, investment or strategic alliances. Goodwill is amortized on a straight-line basis over periods from ten to twenty years. Solicitation rights are amortized on a straight-line basis over the expected useful lives of six to ten years. Non-compete agreements are being amortized over periods from five to seven years. Capitalized costs of computer software held for sale are amortized on a straight-line basis beginning upon the software's general release date over a period not to exceed three years. On an ongoing basis, management reviews the valuation and amortization of other assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. (See Notes 5 and 10.) Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of its European assets is not impaired. To the extent that actual operating results and cash flows are lower than these projections, the Company may be required to write down a portion of these assets in future periods.

 Income Taxes

  Deferred income taxes are recognized at statutory rates to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred income taxes arise in business combinations accounted for as purchases as a result of differences between the fair value of assets acquired and their tax bases.

 Loss per Common and Common Equivalent Share and Stock-Based Compensation

  Loss per common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during each year. The Company has accounted and will continue to account for stock option grants in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

 Adoption of Recent Statement of Financial Accounting Standards

  The Company adopted the Statement of Financial Accounting Standards, No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Standard") on January 1, 1996. The adoption of this Standard did not have a material impact on the Company's consolidated financial statements.

NOTE 2--SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid (refunded) for interest and income taxes during the years ended December 31, was as follows (in thousands):

                                                           1996    1995    1994
                                                          ------  ------  ------
      Interest........................................... $2,103  $4,876  $2,087
      Income taxes....................................... $ (735) $ (855) $1,547

  Excluded from the consolidated statements of cash flows was the effect of several non-cash investing and financing activities. In December 1995, the Company issued shares of Common Stock having a market value of $2.6 million in connection with the settlement of a 1994 shareholder lawsuit. (See Note 13.) In addition, in 1995, the Company issued shares of its Common Stock having a market value of $3.5 million in connection with a strategic alliance agreement and other acquisitions. In 1994, the Company issued shares of its Common Stock having a value of $10.5 million to acquire certain businesses and to invest in joint ventures. (See Note 3.) In 1996, 1995 and 1994, receivables of $.7 million, $1.6 million and $7.4 million, respectively, were reclassified to investment in joint ventures.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

NOTE 3--ACQUISITIONS AND JOINT VENTURES

  In March 1995, IRI entered into an alliance with Middle East Market Research Bureau International ("MEMRB"), a market research company based in Cyprus and operating primarily in Eastern Europe, the Middle East and North Africa. In connection with this agreement, IRI issued Common Stock having a market value of approximately $2.6 million and obtained a long-term option to acquire up to a 49% ownership interest in MEMRB. IRI's investment in MEMRB has been accounted for as a cost investment in the consolidated financial statements.

  In 1995, the Company purchased 39% of its French joint venture, IRI-SECODIP, from its joint venture partner increasing IRI's ownership in the joint venture from 50% to 89%. As a result of a disproportionate capital contribution made in 1996, the Company now owns substantially all of the joint venture interests. IRI-SECODIP has been consolidated effective January 1, 1995.

  In September 1994, the Company acquired 19.9% of GfK Panel Services Benelux B.V., a household consumer panel service operating in the Netherlands, for approximately $1.9 million and a 19.9% ownership interest in GfK Belgium S.A. for approximately $.6 million .

  In January 1994, the Company acquired for $5.8 million a 49% interest in Datos Information Resources, a joint venture with Datos C.A. of Venezuela to offer market research services and to promote the licensing of the Company's software and related services in Venezuela.

NOTE 4--NET GAIN (LOSS) ON DISPOSITION OF ASSETS

  In July 1995, the Company completed the sale to Oracle Corporation ("Oracle") of certain assets, liabilities and related software application products relating to its on-line analytical processing business (the "General Software Business") previously operated by the Company's software division. The sale transaction resulted in a pre-tax gain in 1995 of approximately $41.1 million. The Company retained sales and marketing application products for use in the consumer packaged goods industry. In consideration for such assets and liabilities, Oracle paid, subject to post-closing adjustment, approximately $100 million in cash, including $8.0 million to an interest-bearing escrow account. A portion of the sale proceeds were used to repay the Company's bank credit facility. The remainder of the proceeds was used to pay expenses of the sale and held for general corporate purposes. In December 1996, the Company recorded a $4.6 million charge related primarily to the final settlement of the escrow account.

NOTE 5--NONRECURRING EXPENSES

  Nonrecurring expenses in 1996 included a $4.8 million charge principally related to the planned disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market-testing operation. Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally accelerated recognition of deferred European data procurement costs to net realizable value and a $10.4 million charge principally relating to the Company's Towne-Oller facility closing and related severance charge. The accelerated recognition of deferred European data procurement costs was based upon the Company's assessment of the realizability of these assets in part due to lower than originally expected revenues and operating results in the Company's startup operations in the United Kingdom and Italy. The nonrecurring expense relating to the Company's Towne-Oller business was initiated by the Company's decision to transition Towne-Oller service from the use of warehouse withdrawal data to InfoScan scanner data and close down its New York operation. Amounts charged against the $2.9 million reserve established for facility operating leases and severance aggregated $1.0 million in 1996 and $.2 million in 1995.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

NOTE 6--INCOME TAXES

  IRI and its U.S. subsidiaries and partnerships file their U.S. Federal income tax return on a consolidated basis. As of December 31, 1996, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $64.8 million that expire primarily in 2009 and 2011. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. In addition, at December 31, 1996, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $6.2 million which are subject to various income tax provisions of each respective country. Approximately $3.0 million of these foreign NOLs may be carried forward indefinitely, while the remaining $3.2 million expire in 2000 and 2001. The Company is subject to the alternative minimum tax for financial reporting purposes resulting in an alternative minimum tax carryforward of $1.3 million as of December 31, 1996. This amount will be allowed as a credit carryover against regular tax in the future when the regular tax liability exceeds the alternative minimum tax liability. At December 31, 1996 the Company had general business tax credit carryforwards of approximately $4.9 million which expire primarily between 1999 and 2010, and are available to reduce future U.S. Federal income tax liabilities.

  Domestic earnings before income taxes, minority interests and cumulative effect of changes in accounting principle were $11.7 million, $27.1 million and $3.4 million for 1996, 1995 and 1994, respectively. The foreign loss before income taxes, minority interests and cumulative effect of changes in accounting principle was ($22.5) million, ($43.3) million, and ($17.1) million for 1996, 1995 and 1994, respectively. A majority of the European foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. income tax return in accordance with the U.S. Internal Revenue Code.

  Income tax (expense) benefit relating to earnings (loss) before minority interests and cumulative effect of changes in accounting principle for the years ended December 31, 1996, 1995 and 1994 consisted of the following components (in thousands):

                                                       1996    1995     1994
                                                      ------  -------  -------
      Current income tax (expense)
        Federal...................................... $  --   $   --   $  (385)
        Foreign......................................   (638)  (1,094)    (976)
        State and local..............................    --       --    (1,087)
                                                      ------  -------  -------
                                                        (638)  (1,094)  (2,448)
                                                      ------  -------  -------
      Deferred income tax benefit (expense)
        Federal......................................  3,805    3,282    3,577
        Foreign......................................   (937)   1,181      920
        State and local..............................     70      821    1,773
                                                      ------  -------  -------
                                                       2,938    5,284    6,270
                                                      ------  -------  -------
      Income tax benefit............................. $2,300  $ 4,190  $ 3,822
                                                      ======  =======  =======

  In accordance with generally accepted accounting principles, the Company has reflected a reduction of its deferred tax liability for its Federal and state NOL carryforwards in its consolidated financial statements. The Company's recognition of Federal and state future tax benefits is due to the expected utilization of those benefits based upon future receipt of substantial taxable income, specifically resulting from over $87 million of existing net temporary differences at December 31, 1996, primarily deferred data procurement costs, capitalized software costs, and other items, most of which will reverse over the next three years.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

  Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Deferred tax liabilities:
        Deferred data procurement costs....................... $40,098  $37,959
        Capitalized software costs............................   4,732    3,664
        Property and equipment................................     --     2,392
        Other.................................................   5,268      710
                                                               -------  -------
          Total deferred tax liabilities......................  50,098   44,725
      Deferred tax assets:
        Domestic NOL carryforwards............................  25,535   16,505
        Domestic tax credit carryforwards.....................   6,210    4,318
        Foreign NOL carryforwards.............................   2,440    1,492
        Revenue recognition change............................   2,097    2,911
        Reserve for nonrecurring items........................     664    4,472
        Other.................................................  10,583   10,504
                                                               -------  -------
          Total deferred tax assets...........................  47,529   40,202
      Valuation allowance on deferred tax assets..............  (6,544)  (4,120)
                                                               -------  -------
      Net deferred tax assets.................................  40,985   36,082
                                                               -------  -------
      Net deferred tax liability.............................. $ 9,113  $ 8,643
                                                               =======  =======


  The valuation allowance increased by $2.4 million in 1996 and $.6 million in 1995, as it is more likely than not that the net operating loss and domestic tax credit carryforwards generated by certain Company subsidiaries in these years will not be utilized to offset taxable income.

  Income tax expense differs from the statutory U.S. Federal income tax rate of 35% applied to earnings (loss) before income taxes, minority interests and cumulative effect of changes in accounting principle for the years ended December 31, 1996, 1995 and 1994 as follows (in thousands):

                                                         1996    1995    1994
                                                        ------  ------  ------
      Statutory tax benefit............................ $3,795  $5,660  $4,803
      Effects of--
        State income taxes, net of Federal income tax
         benefit.......................................     45     534     446
        Nondeductible meals and entertainment..........   (365)   (502)   (372)
        Nondeductible acquisition/organization costs...   (210)   (719)   (231)
        Other non-taxable income (nondeductible
         expenses).....................................     18    (374)   (436)
        Foreign taxes.................................. (1,150)   (976)   (171)
        Change in valuation allowance..................    419     --      --
        Other..........................................   (252)    567    (217)
                                                        ------  ------  ------
                                                        $2,300  $4,190  $3,822
                                                        ======  ======  ======

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

NOTE 7--ACCOUNTS RECEIVABLE

  Accounts receivable at December 31, were as follows (in thousands):

                                                                1996     1995
                                                              --------  -------
      Billed................................................. $ 63,102  $62,580
      Unbilled...............................................   37,615   34,903
      Other..................................................    3,033    2,239
                                                              --------  -------
                                                               103,750   99,722
      Reserve for accounts receivable........................   (4,337)  (3,860)
                                                              --------  -------
                                                              $ 99,413  $95,862
                                                              ========  =======

  Payments in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled accounts receivable represent revenues and fees on contracts and other services earned to date for which customers were not invoiced as of the balance sheet date.

NOTE 8--PROPERTY AND EQUIPMENT

  Property and equipment at December 31, were as follows (in thousands):

                                                               1996      1995
                                                             --------  --------
      Computer equipment.................................... $ 82,708  $ 69,814
      Market testing and other operating equipment..........   14,291    18,956
      Leasehold improvements................................   15,345    15,425
      Equipment and furniture...............................   35,054    32,751
                                                             --------  --------
                                                              147,398   136,946
      Accumulated depreciation and amortization.............  (92,806)  (76,541)
                                                             --------  --------
                                                             $ 54,592  $ 60,405
                                                             ========  ========

NOTE 9--INVESTMENTS

  Investments at December 31 were as follows (in thousands):

                                                                1996    1995
                                                               ------- -------
      Datos Information Resources, at cost plus equity in
       undistributed earnings................................. $ 5,500 $ 6,399
      GfK Panel Services GmbH, at cost........................   5,772   5,772
      Other investments, primarily GfK Panel Services Benelux
       B.V....................................................   7,465   6,620
                                                               ------- -------
                                                               $18,737 $18,791
                                                               ======= =======

  Effective February 1, 1997, the Company and GfK AG of Germany ("GfK") organized a new joint venture company, IRI/GfK Retail Services GmbH ("IRI/GfK Retail"). The Company has a 51% ownership interest in IRI/GfK Retail, and GfK owns the remainder. IRI/GfK Retail purchased the German retail tracking business and related software business from GfK Panel Services GmbH ("GfK Panel") and will now provide those business services to the German market.

  In a separate transaction, the Company sold its 15% ownership interest in GfK Panel to GfK. GfK Panel will continue to provide consumer panel and ad hoc research services to the market, and GfK Panel and IRI/GfK Retail will cooperate in selling and delivering services to appropriate customers.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

NOTE 10--OTHER ASSETS

  Other assets at December 31 were as follows (in thousands):

                                                              1996      1995
                                                            --------  --------
      Deferred data procurement costs--net of accumulated
       amortization of $102,372 in 1996 and $92,912 in
       1995................................................ $113,926  $ 98,602
      Intangible assets, including goodwill primarily
       related to acquisitions--net of accumulated
       amortization of $12,171 in 1996 and $14,026 in 1995.   13,940    13,395
      Capitalized software costs--net of accumulated
       amortization of $5,554 in 1996 and $3,648 in 1995...   11,516     9,857
      Other................................................    3,599     3,571
                                                            --------  --------
                                                            $142,981  $125,425
                                                            ========  ========

NOTE 11--LONG-TERM DEBT

  Long-term debt at December 31, was as follows (in thousands):

                                                              1996      1995
                                                            --------  --------
      Bank borrowings...................................... $  5,500  $    --
      Capitalized leases...................................    5,197     6,077
                                                            --------  --------
                                                              10,697     6,077
      Less current maturities..............................   (2,805)   (2,317)
                                                            --------  --------
                                                            $  7,892  $  3,760
                                                            ========  ========

  The Company has a $50.0 million bank credit facility maturing in 1998, with fixed or floating interest rate options at or below prime. The weighted average interest rate at December 31, 1996 was 7.1%. Facility fees of .4% are payable on the bank credit facility, and there are no commitment fees. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets. The financial covenants also require the Company to meet certain tangible net worth and operating income levels and cash flow coverage and working capital ratios.

  Capitalized leases primarily consist of leases for computer and telephone equipment expiring through 2000. Maturities of capitalized leases and other long-term debt during each of the years 1997 through 2000 are $2.8 million, $7.0 million, $.5 million and $.4 million, respectively.

  Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $3.5 million is available for such distributions under the most restrictive of these covenants.

NOTE 12--CAPITAL STOCK

 Preferred Stock

  IRI has authority to issue one million shares of $.01 par value Preferred Stock in series with the rights and limitation of each series being determined by the Board of Directors.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

 Common Stock

  At December 31, 1996, 1995 and 1994, 27,886,406, 27,587,176, and 26,493,277
shares of Common Stock, respectively were issued and outstanding. At December 31, 1996, .5 million and 4.6 million options were available for grant under the Executive Stock Option Plan and the Employee Stock Option Plan, respectively. In connection with all IRI employee and director stock plans,
13.4 million shares were reserved for issuance at December 31, 1996.

  In May 1996, the Company's shareholders approved the 1996 Stock Plan for Non-Employee Directors in Lieu of Cash Retainer (the Director's Plan), authorizing the issuance of up to 100,000 shares of Common Stock. Under the Directors' Plan an eligible director is paid annually in shares of Common Stock in lieu of 75% of the cash retainer otherwise payable for services on the Board. The number of shares issued is based upon the fair market value of the Company's Common Stock. In 1996, the Company issued 10,692 shares at a price of $14.25 per share under the Director's Plan.

  In December 1995, the Company issued 211,223 shares of Common Stock in settlement of a shareholder lawsuit. (See Note 13.) In 1995 and 1994 the Company issued 244,000 and 907,000 shares of Common Stock, respectively, in connection with a strategic alliance agreement and acquisition of businesses and joint ventures.

  There are restrictions in IRI's bank loan and lease agreements which limit the payment of dividends and the repurchases or redemption of Common Stock. (See Note 11.)

 Stock Options

  The Company has several stock option plans. The Employee Stock Option Plan covers most employees other than executive officers and directors. Substantially all options under these plans have been granted at fair market value or higher. Most option grants are exercisable in equal annual increments of 25% beginning on the first anniversary of the grant date and expire ten years after the date of grant.

  IRI also has an Executive Stock Option Plan covering executive officers and directors which at inception authorized up to 2.5 million stock options. Most options under this plan were granted at fair market value and are exercisable in equal annual increments of 25% beginning on the first anniversary of the grant date and expire ten years after the date of grant. For options granted at less than fair market value, the Company recognizes compensation expense over the vesting period for the difference between the total fair market value and the total exercise price on the date of grant. Compensation expense of approximately $.1 million, $1.8 million and $3.0 million was recognized in 1996, 1995 and 1994, respectively for such options.

  In April 1994, the Board of Directors of the Company canceled certain outstanding stock options with exercise prices exceeding $14.25 and replaced those options with new stock options if the employee agreed to an extension in the vesting schedule. Executive officers and directors were not eligible to participate in this program.

  In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("new Standard"), which establishes an alternative method of accounting for stock-based compensation plans. The new Standard allows companies which have stock-based compensation arrangements with employees to continue to apply existing accounting rules under APB Opinion No. 25, "Accounting for Stock Issued to Employees", with supplemental pro forma disclosures.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

  The following table presents, on an (unaudited) pro forma basis, net loss and net loss per share for the years ended December 31, 1996 and 1995 as if the alternate method had been adopted (in thousands, except per share data):

                                                             1996       1995
                                                          ----------  --------
   Net loss--as reported................................. $   (7,558) $(11,678)
                                                          ==========  ========
   Net loss--unaudited pro forma......................... $   (8,673) $(13,956)
                                                          ==========  ========
   Loss per share--as reported........................... $     (.27) $   (.43)
                                                          ==========  ========
   Loss per share--unaudited pro forma................... $     (.31) $   (.52)
                                                          ==========  ========

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumed risk-free interest rates of 5.9% and 6.7% for 1996 and 1995, respectively, stock price volatility factor of 41.4% and an expected life of the options of five years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Using the foregoing assumptions, the weighted-average fair value of options granted in 1996 and 1995 was $5.85 and $5.66, respectively.

  Transactions involving stock options for the Executive and Employee Stock
Option Plans are summarized as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                            NUMBER    EXERCISE
                                                          OF OPTIONS   PRICE
                                                          ----------  --------
   Outstanding December 31, 1993.........................  7,298,239  $  21.17
   Granted...............................................  6,588,162     14.44
   Canceled/Expired...................................... (4,145,428)    25.67
   Exercised.............................................   (169,926)     7.35
                                                          ----------  --------
   Outstanding December 31, 1994.........................  9,571,047     14.83
   Granted...............................................  2,042,565     12.89
   Canceled/Expired...................................... (2,122,603)    15.93
   Exercised.............................................   (638,748)    10.20
                                                          ----------  --------
   Outstanding December 31, 1995.........................  8,852,261     14.44
   Granted...............................................    430,000     12.90
   Canceled/Expired......................................   (645,543)    18.43
   Exercised.............................................   (288,538)     8.32
                                                          ----------  --------
   Outstanding December 31, 1996.........................  8,348,180  $  14.26
                                                          ==========  ========
   Exercisable December 31, 1996.........................  5,822,941  $  14.22
                                                          ==========  ========

  Stock options outstanding at December 31, 1996 are as follows:

                                         WEIGHTED   OUTSTANDING-             EXERCISABLE-
                                          AVERAGE     WEIGHTED                 WEIGHTED
                                         REMAINING    AVERAGE                  AVERAGE
   RANGE OF                   NUMBER    CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
   EXERCISE PRICES          OUTSTANDING    LIFE        PRICE     EXERCISABLE    PRICE
   ---------------          ----------- ----------- ------------ ----------- ------------
   $ 7.63-$12.75...........  2,022,774     5.20        $10.33     1,431,857     $ 9.62
    12.88- 13.50...........    764,513     8.43         13.10       389,260      12.98
    13.63- 14.25...........  3,941,619     6.51         14.17     2,852,623      14.18
    14.38- 16.50...........    755,000     7.44         14.97       420,622      14.99
    17.88- 34.00...........    864,274     6.15         24.27       728,579      23.66
                             ---------     ----        ------     ---------     ------
   $ 7.63-$34.00...........  8,348,180     6.41        $14.26     5,822,941     $14.22
                             =========     ====        ======     =========     ======

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS, CONTINGENCIES AND LITIGATION

1. Lease Agreements and Other Commitments

  The Company leases certain property and equipment under operating leases expiring at various dates through 2010. The Company's headquarters lease agreement contains financial and other covenants including restrictions on the payment of dividends. This lease, which was part of a sale/leaseback transaction in 1990, resulted in a $6.2 million deferred gain which is being recognized over the lease's initial term. At December 31, 1996 obligations to make future minimum payments under all operating leases were $140.5 million in the aggregate and $28.5 million, $24.7 million, $17.4 million, $12.4 million and $8.1 million for the five years ended December 31, 2001, respectively. Rent expense for all operating leases was $32.0 million, $32.6 million and $29.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

2. Legal Proceedings

  On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., ACNielsen and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. (S)(S)1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in United States market for such services. These practices included: (i) entering into exclusionary contracts with retailers in several countries in order to restrict the Company's access to sales data necessary to provide retail tracking services; (ii) illegally tying services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; (iii) predatory pricing; (iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; (v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and (vi) disparaging the Company to financial analysts and clients. By the Action, the Company seeks to enjoin Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling.

  The Action followed legal proceedings by the Canadian Competition Tribunal and the European Commission against ACNielsen for anti-competitive practices. On August 30, 1995, following a full hearing, the Canadian Competition Tribunal issued an Order and Reasons for Order against ACNielsen in In Re: The D&B Companies of Canada Ltd., concluding that ACNielsen had engaged in "anti-competitive acts" with the express intent "to exclude potential competitors generally and the Company specifically" from the Canadian retail tracking services market. On May 4, 1996, the European Commission issued a "Statement of Objections" against ACNielsen, following an 18 month investigation, alleging that ACNielsen had infringed Article 86 of the Treaty of Rome through several practices undertaken intentionally as part of a strategy to exclude the Company from the European markets for retail tracking services. On December 3, 1996 ACNielsen signed an Undertaking to the European Commission agreeing to halt numerous contractual practices which the Company contended was part of ACNielsen's intentional and unlawful strategy aimed at preventing the Company from establishing a competitive position in Europe and eliminating the Company as a competitor.

  In the ordinary course of business, IRI and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon advice of counsel, that the ultimate disposition of pending litigation against the Company will not be material.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

  In April 1994, certain shareholders filed a class action lawsuit against the Company, and in October 1994 the Company entered into an agreement to settle this lawsuit. Pursuant to the terms of the court approved settlement agreement, in December 1995 the Company satisfied its obligations by issuing 211,223 shares of Common Stock valued at $2.6 million and paying $2.6 million in cash to the settlement class.

NOTE 14--GEOGRAPHIC AREA INFORMATION

  The Company develops and maintains computer-based proprietary data bases, decision support software, and mathematical models, primarily for the analysis of detailed information on purchasing of consumer goods, all within one industry segment business information services. The following table presents information about the Company by geographic areas, including operations of the General Software Business, which was sold to Oracle in 1995, (in thousands).

                                                     1996      1995      1994
                                                   --------  --------  --------
Operating revenues (a):
  To unaffiliated customers:
    United States................................. $344,612  $329,340  $318,091
    Europe........................................   54,520    62,693    48,359
    Other International...........................    6,471     7,882    10,120
Transfers between geographic areas (b):
    United States.................................      --      4,343     8,802
    Europe........................................      --      1,099     1,938
    Eliminations..................................      --     (5,441)  (10,740)
                                                   --------  --------  --------
      Total operating revenues.................... $405,603  $399,916  $376,570
                                                   ========  ========  ========
Operating profit (loss) (c) (d):
    United States................................. $ 26,699  $ (4,922) $ 33,421
    Europe........................................  (23,864)  (42,983)  (17,559)
    Other International...........................   (5,962)   (3,368)   (3,021)
    Corporate expenses............................   (1,965)   (3,652)   (7,535)
                                                   --------  --------  --------
      Operating profit (loss)..................... $ (5,092) $(54,925) $  5,306
                                                   ========  ========  ========
Identifiable assets at December 31 (e):
    United States................................. $230,371  $239,069  $253,885
    Europe........................................   87,380    84,109    80,051
    Other International...........................   16,742    15,358    12,858
                                                   --------  --------  --------
      Total identifiable assets................... $334,493  $338,536  $346,794
                                                   ========  ========  ========

--------
(a) Total international revenues, including export sales, were $62.5 million, $72.9 million and $61.9 million for 1996, 1995 and 1994, respectively.
(b) Transfers in 1995 and 1994 related to the software products business sold to Oracle in 1995. (See Note 4.)
(c) Operating profit (loss) includes nonrecurring expenses of $4.8 million and $22.8 million in 1996 and 1995, respectively. (See Note 5.) Operating profit (loss) excludes net gain (loss) on disposition of assets of ($4.6) million and $41.1 million in 1996 and 1995, respectively. (See Note 4.)
(d) Operating profit (loss) excludes litigation provision of $8.3 million in 1994. (See Note 13.)
(e) Identifiable assets includes investments aggregating $18.7 million, $18.8 million and $21.0 million at December 31, 1996, 1995 and 1994, respectively. (See Note 9.)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES



SUMMARY OF QUARTERLY DATA (UNAUDITED)

  Summaries of consolidated results on a quarterly basis are as follows (in thousands, except per share data):

                                                       1996
                                        --------------------------------------
                                         FIRST     SECOND    THIRD     FOURTH
                                        QUARTER   QUARTER   QUARTER   QUARTER
                                        --------  --------  --------  --------
Revenues............................... $ 92,998  $102,955  $101,980  $107,670
                                        ========  ========  ========  ========
Nonrecurring expenses(a)...............      --        --        --     (4,808)
                                        ========  ========  ========  ========
Operating profit (loss)................   (4,474)      771        28    (1,417)
                                        ========  ========  ========  ========
Net loss on sale of assets(b)..........      --        --        --     (4,600)
                                        ========  ========  ========  ========
Net earnings (loss).................... $ (2,247) $    242  $     10  $ (5,563)
                                        ========  ========  ========  ========
Net earnings (loss) per common and
 common equivalent shares.............. $   (.08) $    .01  $    --   $   (.20)
                                        ========  ========  ========  ========
Weighted average common and common
 equivalent shares.....................   27,653    27,753    27,775    27,837
                                        ========  ========  ========  ========
                                                       1995
                                        --------------------------------------
                                         FIRST     SECOND    THIRD     FOURTH
                                        QUARTER   QUARTER   QUARTER   QUARTER
                                        --------  --------  --------  --------
Revenues(b)............................ $104,795  $109,332  $ 87,288  $ 98,501
                                        ========  ========  ========  ========
Nonrecurring expenses(c)...............      --        --    (22,759)      --
                                        ========  ========  ========  ========
Operating loss.........................   (4,980)   (5,033)  (44,305)     (607)
                                        ========  ========  ========  ========
Net gain on sale of assets(b)..........      --        --     41,126       --
                                        ========  ========  ========  ========
Net earnings (loss).................... $ (3,291) $ (3,609) $ (4,802) $     24
                                        ========  ========  ========  ========
Net earnings (loss) per common and
 common equivalent shares.............. $   (.12) $   (.13) $   (.18) $    --
                                        ========  ========  ========  ========
Weighted average common and common
 equivalent shares.....................   26,615    26,826    27,128    27,394
                                        ========  ========  ========  ========

--------
(a) The nonrecurring charge in 1996 principally relates to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operations.
(b) The net loss on sale of assets in 1996 is primarily for the final settlement of the escrow account related to the sale of a portion of the Company's software business to Oracle in 1995. In July 1995, the Company completed the sale to Oracle of certain assets, liabilities and related software application products.
(c) Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally accelerated recognition of deferred European data procurement costs, to net realizable value and a $10.4 million charge principally relating to the Company's Towne-Oller facility closing and related severance charge.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders scheduled for May 22, 1997. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders scheduled for May 22, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders scheduled for May 22, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders scheduled for May 22, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as a part of this Report:

  1. Financial Statements

  The consolidated financial statements of the Company are included in Part II, Item 8 of this Report.

  2. Financial Statement Schedules

                                                                       PAGE NO.
                                                                       --------
    Report of Independent Certified Public Accountants on Schedule....    42
    Schedule II--Valuation and Qualifying Accounts; Allowance for
     Doubtful Receivables.............................................    43

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

  3. Exhibits

    (I) See Exhibit Index (immediately following the signature pages).

    (II) Executive Compensation Plans and Arrangements. The following Executive Compensation Plans and Arrangements are listed as exhibits to this Form 10-K:

      Employment Agreement dated November 27, 1978 between the Company and Gerald Eskin.
      Employment Agreement dated March 15, 1985 between the Company and Jeffrey Stamen.
      Employment Agreement dated March 15, 1985 between the Company and Leonard Lodish.
      Noncompetition Agreements dated March 15, 1985 between the Company and John D.C. Little, Glen Urban, and Leonard Lodish, respectively. Letter agreement dated January 17, 1989 between the Company and Glen Urban.
      Form of letter agreement between the Company and John D.C. Little. Consulting and Noncompetition Agreement dated January 16, 1987 between the Company and Edwin Epstein.
      Agreement effective January 1, 1989 between the Company and Edwin Epstein, amending the Consulting and Non-competition Agreement dated January 16, 1987, which Consulting and Noncompetition Agreement is referred to above.
      Letter agreement dated August 7, 1989 between the Company and Leonard Lodish.
      Employment Agreement dated November 16, 1989 between the Company and James G. Andress.
      Amended and Restated Employment Agreement dated March 16, 1994 between the Company and Thomas M. Walker.
      1992 Executive Stock Option Plan, as amended.
      1992 Employee Incentive Stock Option Plan.
      Employment Agreement dated November 4, 1993 between the Company and George R. Garrick.
      1994 Employee Nonqualified Stock Option Plan.
      Form of Information Resources, Inc. Directorship/Officership Agreement between the Company and its directors, its executive officers and certain other officers.
      Employment Termination Agreement dated as of March 4, 1996, between the Company and George R. Garrick.
      Employment Agreement dated as of August 22, 1996, between the Company and Randall S. Smith and First Amendment to Employment Agreement dated November 11, 1996.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Information Resources, Inc. and Subsidiaries

  In connection with our audit of the consolidated financial statements of Information Resources, Inc. and Subsidiaries referred to in our report dated February 15, 1996 which is included in Part II of this form, we have also audited Schedule II for each of the two years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          Grant Thornton LLP

Chicago, Illinois
February 15, 1996

                                  SCHEDULE II

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        RESERVE FOR ACCOUNTS RECEIVABLE
                                 (IN THOUSANDS)

                                                   ADDITIONS
                                          BALANCE   CHARGED  DEDUCTIONS  BALANCE
                                            AT     TO COSTS     (NET     AT END
                                         BEGINNING     &     WRITEOFFS/    OF
DESCRIPTION                              OF PERIOD EXPENSES  RECOVERIES) PERIOD
-----------                              --------- --------- ----------- -------
Year ended December 31, 1994............  $2,250    $2,565     $(1,889)  $2,926
Year ended December 31, 1995............  $2,926    $6,295     $(5,361)  $3,860
Year ended December 31, 1996............  $3,860    $  719     $  (242)  $4,337

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: March 25, 1997

                                          Information Resources, Inc.

                                                 /s/ Gian M. Fulgoni
                                          By: _________________________________
                                                     Gian M. Fulgoni
                                                 Chief Executive Officer

  PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 25, 1997.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


       /s/ Thomas W. Wilson, Jr.            Chairman of the Board of Directors and
___________________________________________   Director
           Thomas W. Wilson, Jr.

          /s/ Gian M. Fulgoni               Chief Executive Officer and Director
___________________________________________   [Principal executive officer]
              Gian M. Fulgoni

           /s/ Gary M. Hill                 Executive Vice President and Chief
___________________________________________   Financial Officer [Principal financial
               Gary M. Hill                   officer]

      /s/ John P. McNicholas, Jr.           Controller [Principal accounting officer]
___________________________________________
          John P. McNicholas, Jr.

        */s/ James G. Andress               Director
___________________________________________
             James G. Andress

         */s/ Gerald J. Eskin               Director
___________________________________________
              Gerald J. Eskin

        */s/ Edwin E. Epstein               Director
___________________________________________
             Edwin E. Epstein

        */s/ John D. C. Little              Director
___________________________________________
             John D. C. Little

        */s/ Leonard M. Lodish              Director
___________________________________________
             Leonard M. Lodish

        */s/ Edward E. Lucente              Director
___________________________________________
             Edward E. Lucente


                 SIGNATURE                                     TITLE
                 ---------                                     -----



         */s/ Edith W. Martin               Director
___________________________________________
              Edith W. Martin

        */s/ Jeffrey P. Stamen              Director
___________________________________________
             Jeffrey P. Stamen

          */s/ Glen L. Urban                Director
___________________________________________
               Glen L. Urban


         /s/ Gian M. Fulgoni
*BY:_________________________________
            Gian M. Fulgoni
    pursuant to a power of attorney

                                 EXHIBIT INDEX

  The following documents are the exhibits to this Report. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

                                                                     SEQUENTIAL
  EXHIBIT                                                             DOCUMENT
  NUMBER                   DESCRIPTION OF DOCUMENT                     FILING
  -------                  -----------------------                   ----------
 3(a)      Copy of the certificate of incorporation of the Company
           dated May 27, 1982, as amended. (Incorporated by
           reference. Previously filed as Exhibit 3(a) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1988.)                               IBRF
  (b)      Copy of the bylaws of the Company, as amended.
           (Incorporated by reference. Previously filed as Exhibit
           3(b) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1988.)                    IBRF
  (c)      Copy of amendments to the Certificate of Incorporation
           approved by the stockholders on May 16, 1989.
           (Incorporated by reference. Previously as Exhibit 3(c)
           to the Company's Annual Report 10-K for the fiscal year
           ended December 31, 1989.)                                    IBRF
  (d)      Copy of amendments to the bylaws of the Company as
           approved by the Board of Directors bringing the bylaws
           into conformity with the amendments to the Certificate
           of Incorporation approved by the stockholders May 16,
           1989. (Incorporated by reference. Previously filed as
           Exhibit 3(d) to the Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1989.)              IBRF
  (e)      Certificate of Designations of Series A Participating
           Preferred Stock, as adopted by the Board of Directors
           of the Company on March 2, 1989 and duly filed with the
           Secretary of State of the State of Delaware March 15,
           1989. (Incorporated by reference. Previously filed as
           Exhibit 3(e) to the Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1989.)              IBRF
  10       Material Contracts
  (a)      1982 Incentive Stock Option Plan adopted November 3,
           1982, as amended. (Incorporated by reference.
           Previously filed as Exhibit 10(a) to the Company's
           Registration Statement on Form S-8 filed with the SEC
           on December 31, 1988.)                                       IBRF
  (b)      Information Resources, Inc., Nonqualified Stock Option
           Plan effective January 1, 1984, as amended.
           (Incorporated by reference. Previously filed as Exhibit
           10(b) to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1988.)                        IBRF
  (c)      Employment Agreement dated November 27, 1978 between
           the Company and Gerald Eskin. (Incorporated by
           reference. Previously filed as Exhibit 10(e) to
           Registration Statement No. 2-81544.)                         IBRF
  (d)      Consulting and Noncompetition Agreement dated January
           16, 1987 between the Company and Edwin Epstein.
           (Incorporated by reference. Previously filed as Exhibit
           10(e) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1987.)                    IBRF
  (e)      Employment agreement dated March 15, 1985 between the
           Company and Jeffrey Stamen. (Incorporated by reference.
           Previously filed as Exhibit 10(d) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1985, as amended on Form 8 dated April 29,
           1986 and August 25, 1986.)                                   IBRF
  (f)      Employment agreements dated March 15, 1985 between the
           Company and Leonard Lodish. (Incorporated by reference.
           Previously filed as Exhibit 10.14 to Registration
           Statement No. 2-96940.)                                      IBRF
  (g)      Noncompetition Agreement dated March 15, 1985 between
           the Company and John Little, Glen Urban, and Leonard
           Lodish, respectively. (Incorporated by reference.
           Previously filed as Exhibit 10.15 to Registration
           Statement No. 2-96490.)                                      IBRF

                                                                     SEQUENTIAL
  EXHIBIT                                                             DOCUMENT
  NUMBER                   DESCRIPTION OF DOCUMENT                     FILING
  -------                  -----------------------                   ----------
  (h)      Letter agreement dated January 17, 1989 between the
           Company and Glen Urban (Incorporated by reference.
           Previously filed as Exhibit 10(1) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989.)                                          IBRF
  (i)      Form of letter agreement between the Company and John
           D.C. Little (Incorporated by reference. Previously
           filed as Exhibit 10(m) to the Company's Annual Report
           on Form 10-K for the fiscal year ended December 31,
           1989.)                                                       IBRF
  (j)      Form of Rights Plan Agreement between the Company and
           Harris Trust and Savings Bank. (Incorporated by
           reference. Previously filed on Form 8-A Registration
           Statement filed with the SEC on March 15, 1989.)             IBRF
  (k)      Agreement effective January 1, 1989 between the Company
           and Edwin Epstein, amending the Consulting and
           Noncompetition Agreement dated January 16, 1987, which
           Consulting and Noncompetition Agreement is referred to
           in Exhibit 10(d) hereof. (Incorporated by reference.
           Previously filed as Exhibit 19(a) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989.)                                          IBRF
  (l)      Letter agreement dated August 7, 1989 between the
           Company and Leonard Lodish (Incorporated by reference.
           Previously filed as Exhibit 3(q) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989.)                                          IBRF
  (m)      Employment Agreement dated November 16, 1989 between
           the Company and James G. Andress (Incorporated by
           reference. Previously filed as Exhibit 3(r) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1989.)                               IBRF
  (n)      Form of 401(k) Retirement Savings Plan and Trust
           adopted by the Company effective August 1, 1989.
           (Incorporated by reference. Previously filed as Exhibit
           3(v) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1989.)                    IBRF
  (o)      Amended and Restated Employment Agreement dated March
           16, 1994 between the Company and Thomas M. Walker.
           (Incorporated by reference. Previously filed as Exhibit
           10(s) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1993.)                    IBRF
  (p)      Lease Agreement dated September 27, 1990 between
           Randolph/ Clinton Limited Partnership and the Company
           (Incorporated by reference. Previously filed as Exhibit
           2.1 to the Company's Current Report on Form 8-K dated
           September 27, 1990.)                                         IBRF
  (q)      1992 Employee Incentive Stock Option Plan (Incorporated
           by reference. Previously filed as Exhibit 10 (x) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1992.)                               IBRF
  (r)      1994 Employee Nonqualified Stock Option Plan.
           (Incorporated by reference. Previously filed as Exhibit
           10(y) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1993.)                    IBRF
  (s)      Employment Agreement dated November 4, 1993 between the
           Company and George Garrick. (Incorporated by reference.
           Previously filed as Exhibit 10(z) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1993.)                                          IBRF
  (t)      Credit Agreement dated May 13, 1994, between the
           Company and Harris Trust and Savings Bank. Superseded
           by Credit Agreement dated November 3, 1994 filed at
           Exhibit 10(w). (Incorporated by reference. Previously
           filed as Exhibit 10 to the Company's Quarterly Report
           on Form 10-Q for the quarter ended March 31, 1994.)          IBRF
  (u)      Letter regarding change in accounting principle.
           (Incorporated by reference. Previously filed as Exhibit
           18 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1994.)                           IBRF

                                                                     SEQUENTIAL
  EXHIBIT                                                             DOCUMENT
  NUMBER                   DESCRIPTION OF DOCUMENT                     FILING
  -------                  -----------------------                   ----------
  (v)      Credit Agreement dated November 3, 1994, between the
           Company and Harris Trust and Savings Bank.
           (Incorporated by reference. Previously filed as Exhibit
           10 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1994.)                       IBRF
  (w)      Second Amendment to Lease Agreement dated September 27,
           1990 between the Company and Randolph/Clinton Limited
           Partnership. (Incorporated by reference. Previously
           filed as Exhibit 10 to the Company's Quarterly Report
           on Form 10-Q for the quarter ended March 31, 1995.)          IBRF
  (x)      1992 Executive Stock Option Plan, as amended effective
           May 24, 1995. (Incorporated by reference. Previously
           filed as Exhibit 3 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1995.)              IBRF
  (y)      Amended and Restated Asset Purchase Agreement dated as
           of June 12, 1995 by and between the Company and Oracle
           Corporation. (Incorporated by reference. Previously
           filed as Exhibit 2.1 to the Company's Current Report on
           Form 8-K dated July 27, 1995 and filed August 11,
           1995.)                                                       IBRF
  (z)      1992 Executive Stock Option Plan, as amended effective
           May 24, 1995. (Incorporated by reference. Previously
           filed as Exhibit 3 to the Company's Quarterly
           Reparation Form 10-Q for the quarter ended June 30,
           1995.)                                                       IBRF
 (aa)      Licenses-Back Agreement dated as of July 27, 1995
           between the Company and Oracle Corporation.
           (Incorporated by reference. Previously filed as Exhibit
           B to the Amended and Restated Asset Purchase Agreement
           dated as of July 27, 1995 filed as Exhibit 2.1 to the
           Current Report on Form 8-K dated July 27, 1995 and
           filed August 11, 1995.)                                      IBRF
 (bb)      Amendment to Credit Agreement dated November 3, 1994
           between the Company, the Bank Parties thereto and
           Harris Trust and Savings Bank, as agent. Superseded by
           Credit Agreement November 10, 1995 filed at Exhibit
           [10(ee)]. (Incorporated by reference. Previously filed
           as Exhibit 10.2 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1995.)              IBRF
 (cc)      Credit Agreement dated November 10, 1995 between the
           Company, the Bank Parties thereto and Harris Trust and
           Savings Bank, as agent. (Incorporated by reference.
           Previously filed as Exhibit 10 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1995.)                                         IBRF
 (dd)      Employment Termination Agreement, dated as of March 4,
           1996 between the Company and George R. Garrick
           (Incorporated by reference. Previously filed as Exhibit
           10(dd) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1995.)                    IBRF
 (ee)      Form of Information Resources, Inc.
           Directorship/Officership Agreement between the Company
           and each of its directors, executive officers and
           certain other officers. (Incorporated by reference.
           Previously filed as Exhibit 10(x) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994.)                                          IBRF
 (ff)      Amendment to Credit Agreement dated November 10, 1995
           between the Company, the Bank Parties thereto and
           Harris Trust and Savings Bank, as agent (filed
           herewith).                                                    EF
 (gg)      Employment Agreement dated as of August 22, 1996,
           between the Company and Randall S. Smith and First
           Amendment to Employment Agreement dated November 11,
           1996 (filed herewith).                                        EF
 (hh)      Information Resources, Inc. Amended and Restated 401(k)
           Retirement Savings Plan and Trust adopted by the
           Company effective May 24, 1995 (filed herewith).              EF
 (ii)      First Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective July 1, 1996 (filed herewith).                      EF

                                                                     SEQUENTIAL
  EXHIBIT                                                             DOCUMENT
  NUMBER                   DESCRIPTION OF DOCUMENT                     FILING
  -------                  -----------------------                   ----------
 (jj)      Second Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective March 1, 1997 (filed herewith).                     EF
 (kk)      Trust Agreement between Information Resources, Inc. and
           Fidelity Management Trust. Company dated as of July 1,
           1996 (filed herewith).                                        EF
 (ll)      First Amendment to Trust Agreement between Fidelity
           Management Trust Company and Information Resources,
           Inc. effective March 1, 1997 (filed herewith).                EF
 21        Subsidiaries of the Registrant (filed herewith).              EF
 23        Consent of Independent Auditors (filed herewith).             EF
 23.1      Consent of Independent Certified Public Accountants
           (filed herewith).                                             EF
 24        Powers of Attorney (filed herewith).                          EF
 27        Financial Data Schedule (filed herewith).                     EF