Form 10-Q
period 1997-03-31
INFORMATION RESOURCES INC
filed 1997-05-14
CIK 714278

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
----
       Exchange Act of 1934.

       For the quarterly period ended March 31, 1997

_____  Transition report pursuant to Section 13 or 15(d) of the Securities

       Exchange Act of 1934.

       Commission file number 0-11428


                          INFORMATION RESOURCES, INC.
                      -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No ______
                                        -------

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 30, 1997 was 28,202,533.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                             PAGE
                                                            NUMBER
                                                            ------
PART I.      FINANCIAL INFORMATION
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



PART II.     OTHER INFORMATION
------------------------------

Item 6 - Exhibits and Reports on Form 8-K                    14

Signatures                                                   15

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



ASSETS                                            MARCH 31, 1997      DECEMBER 31, 1996
------                                            --------------      -----------------
                                                    (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                             $  9,394            $ 12,195
  Accounts receivable, net                               104,516              99,413
  Prepaid expenses and other                               5,593               6,575
                                                        --------            --------
     Total Current Assets                                119,503             118,183
                                                        --------            --------

Property and equipment, at cost                          150,281             147,398
  Accumulated depreciation and amortization              (96,873)            (92,806)
                                                        --------            --------
     Net property and equipment                           53,408              54,592

Investments                                               13,017              18,737

Other assets                                             149,167             142,981
                                                        --------            --------

                                                        $335,095            $334,493
                                                        ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases              $  2,097            $  2,805
  Accounts payable                                        36,390              36,059
  Accrued compensation and benefits                       12,130              17,660
  Accrued property, payroll and other taxes                2,556               4,506
  Accrued expenses                                         7,302               7,015
  Deferred revenue                                        24,663              15,558
                                                        --------            --------
     Total Current Liabilities                            85,138              83,603
                                                        --------            --------

Long-term bank debt                                        3,750               5,500
Long-term capitalized leases                               2,070               2,392
Deferred income taxes, net                                 8,422               9,113
Deferred gain                                              3,528               3,632
Other liabilities                                          4,266               3,925

STOCKHOLDERS' EQUITY
  Preferred stock-authorized 1,000,000 shares
     $.01 par value - none issued                                                 --
  Common stock - authorized 60,000,000 shares,
     $.01 par value; 28,201,876 and
     27,886,406 shares issued and
     outstanding, respectively                               282                 279
  Capital in excess of par value                         191,216             187,213
  Retained earnings                                       38,325              38,270
  Cumulative translation adjustment                       (1,902)                566
                                                        --------            --------
     Total Stockholders' Equity                          227,921             226,328
                                                        --------            --------
                                                        $335,095            $334,493
                                                        ========            ========

       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                             -------------------
                                                                 MARCH 31
                                                                 --------
                                                       1997                 1996
                                                     --------             --------
Revenues                                             $ 105,128             $ 92,998

Costs and expenses:
   Information services                                (95,913)             (89,094)
   Selling, general and administrative expenses         (9,253)              (8,378)
                                                     ---------             --------
                                                      (105,166)             (97,472)
                                                     ---------             --------

Operating loss                                             (38)              (4,474)

Interest expense and other, net                           (243)                (181)

Equity in earnings (loss) of affiliated companies          160                  (85)
                                                     ---------             --------

Loss before income taxes and
  minority interests                                      (121)              (4,740)

Income tax (expense) benefit                               (47)               2,263
                                                     ---------             --------

Loss before minority interests                            (168)              (2,477)

Minority interests                                         223                  230
                                                     ---------             --------

Net earnings (loss)                                  $      55             $ (2,247)
                                                     =========             ========

Net earnings (loss) per common and
 common equivalent share                             $      --             $   (.08)
                                                     =========             ========

Weighted average common and
 common equivalent shares                               28,052               27,653
                                                     =========             ========

       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (IN THOUSANDS)

                                                                         THREE MONTHS ENDED MARCH 31
                                                                        -----------------------------
                                                                             1997           1996
                                                                        --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss):                                                          $     55       $ (2,247)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization of deferred data procurement costs                              23,911         20,503
  Depreciation expense                                                          4,970          4,570
  Amortization of capitalized software costs                                      999            749
  Amortization of intangibles                                                     591            690
  Deferred income tax expense (benefit)                                            47         (2,263)
  Equity in earnings of affiliated companies and minority interests              (383)          (145)
  Other                                                                          (897)          (296)
  Change in assets and liabilities:
    Increase in accounts receivable                                            (1,701)        (5,626)
    Decrease (increase) in other current assets                                 1,541           (355)
    Decrease in accounts payable and accrued liabilities                       (9,053)        (5,395)
    Increase in deferred revenue                                                5,655          5,054
    Other, net                                                                   (686)        (1,835)
                                                                             --------       --------
      Total adjustments                                                        24,994         15,651
                                                                             --------       --------
Net cash provided by operating activities                                      25,049         13,404

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deferred data procurement costs                                              (25,826)       (23,349)
 Purchase of property and equipment                                            (3,166)        (5,840)
 Capitalized software costs                                                    (1,104)        (1,719)
 Proceeds from disposition of assets and other                                  1,730             --
                                                                             --------       --------
Net cash used in investing activities                                         (28,366)       (30,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net bank repayments                                                           (1,750)            --
 Repayments of capitalized leases                                              (1,030)          (198)
 Proceeds from exercise of stock options and other                              3,980          1,579
                                                                             --------       --------
Net cash provided by financing activities                                       1,200          1,381

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (684)          (163)
                                                                             --------       --------

 Net decrease in cash and cash equivalents                                     (2,801)       (16,286)

 Cash and cash equivalents at beginning of period                              12,195         24,884
                                                                             --------       --------

 Cash and cash equivalents at end of period                                  $  9,394       $  8,598
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

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

          Basis of presentation:  The accompanying condensed consolidated
          ---------------------
financial statements should be read in conjunction with the consolidated financial statements included in Information Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown.

          Principles of consolidation:  The condensed consolidated
          ---------------------------
financial statements include the accounts of Information Resources, Inc. and its subsidiaries (collectively "the Company") after elimination of intercompany transactions. Minority interests reflect the non-Company owned stockholder interests in Information Resources Japan, Ltd., IRI-SECODIP, S.C.S., (France), IRI InfoScan Limited (U.K.) and effective February 1, 1997 IRI/GfK Retail Services GmbH (Germany) ("IRI/GfK Retail"). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Reclassifications:  Certain amounts in the 1996 condensed
          -----------------
consolidated financial statements have been reclassified to conform to the 1997 presentation.

          Adoption of Statement of Financial Accounting Standards:  In
          --------------------------------------------------------
February, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("the Standard") and is effective after December 15, 1997. The adoption of this Standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Cash paid for interest and income taxes during the period was as follows (in thousands):

                THREE MONTHS ENDED MARCH 31
                ---------------------------
                 1997             1996
                ------           ------

Interest         $ 525            $ 438
Income taxes       242              427

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 3 - GERMAN OPERATIONS
--------------------------

     In February 1997, the Company and GfK AG of Germany ("GfK") organized a new joint venture company, IRI/GfK Retail Services GmbH ("IRI/GfK Retail"). The Company has a 51% ownership interest in IRI/GfK Retail, and GfK owns the remainder. IRI/GfK Retail purchased the German retail tracking business and related software business of GfK Panel Services GmbH ("GfK Panel") and will now provide those business services to the German market. The consolidation of IRI/GfK Retail, which was effective February 1, 1997, did not have a material impact on the financial results or position of the Company.

     In a separate transaction, the Company sold its previously held 15% ownership interest in GfK Panel to GfK at no book gain or loss. GfK Panel will continue to provide consumer panel and ad hoc research services to the market, and GfK Panel and IRI/GfK Retail will cooperate in selling and delivering services to appropriate customers.

NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------

     Accounts receivable were as follows (in thousands):

                                    MARCH 31, 1997   DECEMBER 31,1996
                                    ---------------  -----------------
Billed                                  $ 67,762            $ 63,102
Unbilled                                  35,873              37,615
Other                                      5,423               3,033
                                         -------             -------
                                         109,058             103,750
 Reserve for accounts receivable          (4,542)             (4,337)
                                         -------             -------

                                        $104,516            $ 99,413
                                         =======             =======

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)


NOTE 5 - OTHER ASSETS
---------------------

 Other assets were as follows (in thousands):

                                               MARCH 31, 1997                       DECEMBER 31, 1996
                                               --------------                       -----------------
  Deferred data procurement costs -
   net of accumulated amortization of
   $102,248 in 1997 and $102,372 in 1996            $116,850                           $113,926

  Intangible assets, including goodwill
   primarily related to acquisitions -
   net of accumulated amortization of
   $13,152 in 1997 and $12,171 in 1996                18,439                             13,940

  Capitalized software costs - net of
   accumulated amortization of $3,212
   in 1997 and $5,554 in 1996                          6,400                             11,516

  Other                                                7,478                              3,599
                                                     -------                            -------

                                                    $149,167                           $142,981
                                                     =======                            =======

NOTE 6 - LONG-TERM DEBT
-----------------------

     The Company decreased its bank borrowings to $3.8 million at March 31, 1997. The primary use of borrowings has been the expansion of the Company's International services business in Europe.

     The Company currently has a $50.0 million bank credit facility maturing in October 1998, with fixed or floating interest rate options at or below prime. The weighted average interest rate at March 31, 1997 was 6.9%. Facility fees of
 .4% are payable on the bank credit facility, and there are no commitment fees. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets. The financial covenants also require the Company to meet certain tangible net worth and operating income levels and cash flow coverage and working capital ratios.

     Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $9.1 million is available for such distributions under the most restrictive of these covenants.

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

     The development of the Company's International services business over the last several years has resulted in significant operating losses and cash investment. The reduction of such losses and investments is dependent on these operations achieving a substantially higher level of revenues. The Company's European operations also will continue to require substantial cash investment. On an ongoing basis, the Company reviews the outlook of its international services business, including current and near term economic conditions, expected market growth and the regulatory and competitive environment. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of its international assets is not impaired. To the extent that actual operating results and cash flows are lower than current projections, the Company may be required to write down a portion of these assets in future periods.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Operations: Based upon discussions with financial analysts, the Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") to be a meaningful and readily comparable measure of the Company's relative performance. A comparative analysis of consolidated revenues and Operating Results for the three months ended March 31, 1997 and 1996 follows (in thousands):

                                                         THREE MONTHS ENDED
                                                       ---------------------
                                                             MARCH 31
                                                       ---------------------

                                                          1997        1996
                                                        --------    -------
Revenues:
 U.S. Services                                          $ 86,090    $79,961
 International Services                                   19,038     13,037
                                                         -------     ------
                                                        $105,128    $92,998
                                                         =======     ======

Operating Results:
 U.S. Services operating profit                         $  6,863    $ 4,286
 International Services
  Operating loss                                          (6,485)    (8,345)
  Equity in earnings (loss) of affiliated companies          160        (85)
  Minority interests                                         223        230
                                                         -------     ------
    Subtotal - International                              (6,102)    (8,200)

 Corporate and other expenses                               (416)      (415)
                                                         -------     ------

 Operating Results                                      $    345    $(4,329)
                                                         =======     ======

     In the first quarter of 1997, revenues from the Company's U.S. services business were $86.1 million, an increase of 8% compared to $80.0 million for the corresponding 1996 quarter. Operating Results for the Company's U.S. businesses were $6.9 million in the first quarter of 1997 compared to $4.3 million for the first quarter of 1996. This 60% increase was due to the growth in revenues together with the benefit of lower expense growth resulting from the Company's cost containment initiatives.

     First quarter 1997 revenues from the Company's International businesses were $19.0 million, an increase of 46% over the corresponding 1996 quarter. Results in the first quarter of 1997 reflect the consolidation of IRI's majority-owned German operation, IRI/GfK Retail Services GmbH, effective February 1, 1997. Excluding the German results, international revenues increased 20% compared to the 1996 quarter. International revenue increases were accomplished in the face of the dampening effect of a strong U.S. dollar. Operating Results for the Company's International businesses were a ($6.1) million loss in the first quarter of 1997 compared to a ($8.2) million loss in the corresponding 1996 quarter. International results for the three months ended March 31, 1997 reflect a 26% revenue increase at the Company's major operations in the U.K., France and Italy, when measured in local currencies.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     The Company's consolidated net earnings were break-even for the first quarter of 1997 compared to a loss of ($2.2) million for the corresponding 1996 quarter. Consolidated revenues for the three months ended March 31, 1997 were $105.1 million, an increase of 13% over the corresponding quarter in 1996. This increase was the result of revenue growth in the U.S. Services business and a substantial increase in international revenues which was aided somewhat by the inclusion of the German operation effective February 1, 1997.

     Consolidated costs of information services increased 8% to $95.9 million for the three months ended March 31, 1997 compared to $89.1 million for the same period in 1996. The increase in the first quarter of 1997 was primarily due to:
(a) $2.8 million increase in operating expenses due to the consolidation of IRI/GfK Retail Services GmbH; (b) a $1.9 million increase in amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe; and (c) a $1.6 million increase in compensation expense resulting primarily from higher headcount required for software development, client servicing and international expansion.

     Consolidated selling, general and administrative expenses increased 10% to $9.3 million for the first quarter of 1997. These increases were primarily attributable to the growing international operations.

     The Company's effective income tax rate is greater than the Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The expansion of its information services business in Europe has required extensive cash investment. The Company's current cash resources include its $9.4 million consolidated cash balance, $46.3 million available under the bank line of credit and internally generated funds from its U.S. operations. The Company anticipates that it will have sufficient funds from these sources to satisfy its international cash needs for the foreseeable future. Bank line availability is subject to compliance with financial covenants relating to operating and cash flow results, tangible net worth and leverage and quick ratios.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $9.1 million is available for such distributions under the most restrictive of these covenants.

     Cash Flow: Consolidated net cash provided by operating activities was $25.0 million for the three months ended March 31, 1997 compared to $13.4 million for the same period in 1996, primarily due to improved operating performance and lower working capital investment in 1997. Consolidated cash used in net investing activities was ($28.4) million in 1997 compared to ($30.9) million for the same period in 1996. Investing activity for the first quarter of 1997 reflects higher deferred data procurement costs offset by lower purchase of property and equipment and capitalized software when compared to the first quarter of 1996. Net cash used before financing activities was ($3.3) million for the three months ended March 31, 1997 and ($17.5) million for the same period of 1996. Consolidated cash provided by net financing activities was $1.2 million for the three months ended March 31, 1997 compared to $1.4 million for the same period in 1996.

     Financings: The Company decreased its bank borrowings by $1.7 million during the first quarter of 1997 to $3.8 million at March 31, 1997. The primary use of borrowings has been the expansion of the Company's information services business in Europe.

     Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $25.8 million for the three months ended March 31, 1997 and $23.3 million for the same period in 1996. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the InfoScan data base. Such expenditures for the Company's U.S. services business were $16.4 million and $15.2 million for the periods ended March 31, 1997 and 1996, respectively, and $9.4 million and $8.1 million, respectively, for the Company's International services business.

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

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Consolidated capital expenditures were $3.2 million and $5.8 million for the three months ended March 31, 1997 and 1996, respectively. Capital expenditures for the Company's U.S. services business were $2.3 million and $4.9 million for the three months ended March 31, 1997 and 1996, respectively, while related depreciation expense was $4.0 million and $3.9 million, respectively. The Company's International services business capital expenditures were $.9 million for the three months ended March 31, 1997 and 1996, respectively, while related depreciation expense was $1.0 million and $.7 million, respectively.

     Consolidated capitalized software development costs were $1.1 million and $1.7 million for the three months ended March 31, 1997 and 1996, respectively.

     NOL Carryforwards: As of December 31, 1996, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $64.8 million that expire primarily in 2009 and 2011. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. In addition, at December 31, 1996, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $6.2 million which are subject to various income tax provisions of each respective country. Approximately $3.0 million of these foreign NOL's may be carried forward indefinitely, while the remaining $3.2 million expire in 2000 and 2001. A majority of the European foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. income tax return in accordance with the Internal Revenue Code. At December 31, 1996, the Company had general business tax credit carryforwards of approximately $4.9 million which expire primarily between 1999 and 2010, and are available to reduce future Federal income tax liabilities.

     Forward Looking Information: Certain matters discussed above are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including client renewals of service contracts, the timing of significant new client engagements, increased competitive difficulties, foreign currency exchange rates and other factors beyond the Company's control. These risks and uncertainties are described in other reports and documents filed by the Company with the Securities and Exchange Commission.

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


May 14, 1997