Form 10-Q
period 1997-06-30
INFORMATION RESOURCES INC
filed 1997-08-14
CIK 714278

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
---  Exchange Act of 1934.

       For the quarterly period ended June 30, 1997

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.


     Commission file number 0-11428


                          INFORMATION RESOURCES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                       36-2947987
       -------------------------------      --------------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

       150 North Clinton Street, Chicago, Illinois           60661
       -------------------------------------------        ----------
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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 31, 1997 was 28,386,643.

                 INFORMATION RESOURCES, INC. and Subsidiaries

                                     INDEX
                                     -----


                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION
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




PART II.  OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to Vote of Security Holders                 14

Item 6 - Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 15


                 INFORMATION RESOURCES, INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

ASSETS                                               June 30, 1997       December 31, 1996
------                                               -------------       -----------------
                                                      (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                              $  11,676            $  12,195
 Accounts receivable, net                                 100,685               99,413
 Prepaid expenses and other                                 7,547                6,575
                                                        ---------            ---------
  Total Current Assets                                    119,908              118,183
                                                        ---------            ---------

Property and equipment, at cost                           157,595              147,398
 Accumulated depreciation and amortization               (101,756)             (92,806)
                                                        ---------            ---------
  Net property and equipment                               55,839               54,592

Investments                                                13,070               18,737

Other assets                                              153,411              142,981
                                                        ---------            ---------
                                                        $ 342,228            $ 334,493
                                                        =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
 Current maturities of capitalized leases               $   1,937            $   2,805
 Accounts payable                                          35,694               36,059
 Accrued compensation and benefits                         15,598               17,660
 Accrued property, payroll and other taxes                  3,186                4,506
 Accrued expenses                                           9,140                7,015
 Deferred revenue                                          25,944               15,558
                                                        ---------            ---------
  Total Current Liabilities                                91,499               83,603
                                                        ---------            ---------

Long-term bank debt                                            --                5,500
Long-term capitalized leases                                1,796                2,392
Deferred income taxes, net                                 10,532                9,113
Deferred gain                                               3,424                3,632
Other liabilities                                           4,938                3,925

STOCKHOLDERS' EQUITY
 Preferred stock-authorized, 1,000,000 shares
  $.01 par value - none issued                                 --                   --
 Common stock - authorized 60,000,000 shares,
  $.01 par value; 28,320,049 and
  27,886,406 shares issued and
  outstanding, respectively                                   283                  279
 Capital in excess of par value                           192,626              187,213
 Retained earnings                                         40,454               38,270
 Cumulative translation adjustment                         (3,324)                 566
                                                        ---------            ---------
  Total Stockholders' Equity                              230,039              226,328
                                                        ---------            ---------
                                                        $ 342,228            $ 334,493
                                                        =========            =========


       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (In thousands, except per share data)


                                                        Three Months Ended       Six Months Ended
                                                        ------------------       ----------------
                                                             June 30                  June 30
                                                             -------                  -------
                                                         1997        1996        1997        1996
                                                        ------      ------      ------      ------
Revenues                                             $ 113,973   $ 102,955   $ 219,101   $ 195,953

Costs and expenses:
  Information services                                (100,260)    (93,014)   (196,173)   (182,108)
  Selling, general and administrative expenses          (9,126)     (9,170)    (18,379)    (17,548)
                                                     ---------   ---------   ---------   ---------
                                                      (109,386)   (102,184)   (214,552)   (199,656)
                                                     ---------   ---------   ---------   ---------

Operating profit (loss)                                  4,587         771       4,549      (3,703)

Interest expense and other, net                           (261)       (478)       (504)       (659)

Equity in earnings (loss) of affiliated companies          184          17         344         (68)
                                                     ---------   ---------   ---------   ---------

Earnings (loss) before income taxes and
  minority interests                                     4,510         310       4,389      (4,430)

Income tax (expense) benefit                            (2,000)       (225)     (2,047)      2,038
                                                     ---------   ---------   ---------   ---------

Earnings (loss) before minority interests                2,510          85       2,342      (2,392)

Minority interests (expense) benefit                      (381)        157        (158)        387
                                                     ---------   ---------   ---------   ---------

Net earnings (loss)                                  $   2,129   $     242   $   2,184   $  (2,005)
                                                     =========   =========   =========   =========

Net earnings (loss) per common and
  common equivalent share                            $     .08   $     .01   $     .08   $    (.07)
                                                     =========   =========   =========   =========

Weighted average common and
common equivalent shares                                28,260      27,753      28,156      27,703
                                                     =========   =========   =========   =========




The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (In thousands)



                                                                                 Six Months Ended June 30
                                                                                --------------------------
                                                                                    1997          1996
                                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss):                                                               $  2,184      $ (2,005)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Amortization of deferred data procurement costs                                  49,147        42,036
    Depreciation expense                                                              9,961         9,878
    Amortization of capitalized software costs                                        1,758         1,693
    Amortization of intangibles                                                       1,225         1,388
    Deferred income tax provision                                                     2,047        (2,038)
    Equity in earnings (loss) of affiliated companies and minority interests           (186)         (319)
    Other                                                                            (1,927)       (1,134)
    Change in assets and liabilities:
      Decrease (increase) in accounts receivable                                      1,877        (2,531)
      Decrease (increase) in other current assets                                      (413)          321
      Decrease in accounts payable and accrued liabilities                           (3,813)       (9,332)
      Increase in deferred revenue                                                    6,936           927
      Other, net                                                                       (846)         (148)
                                                                                   --------      --------
          Total adjustments                                                          65,766        40,741
                                                                                   --------      --------
            Net cash provided by operating activities                                67,950        38,736

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred data procurement costs                                                   (55,387)      (50,396)
  Purchase of property and equipment                                                (10,802)      (10,235)
  Capitalized software costs                                                         (1,843)       (2,927)
  Proceeds from disposition of assets and other                                       2,052          (600)
                                                                                   --------      --------
        Net cash used in investing activities                                       (65,980)      (64,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net bank (repayments) borrowings                                                   (5,500)        9,500
  Net repayments of capitalized leases                                               (1,464)       (1,150)
  Proceeds from exercise of stock options and other                                   5,356         2,576
                                                                                   --------      --------
        Net cash (used in) provided by financing activities                          (1,608)       10,926

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (881)         (230)
                                                                                   --------      --------

  Net decrease in cash and cash equivalents                                            (519)      (14,726)

  Cash and cash equivalents at beginning of period                                   12,195        24,884
                                                                                   --------      --------

  Cash and cash equivalents at end of period                                       $ 11,676      $ 10,158
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

     Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc. and its subsidiaries (collectively "the Company") after elimination of intercompany transactions. Minority interests reflect the non-Company owned stockholder interests in Information Resources Japan Ltd., IRI-SECODIP, S.C.S., (France), IRI InfoScan Limited (U.K.) and effective February 1, 1997 IRI/GfK Retail Services GmbH (Germany) ("IRI/GfK Retail"). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications: Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform to the 1997 presentation.

     Adoption of Statement of Financial Accounting Standards: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". In addition, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosing about Segments of an Enterprise and Related Information" (collectively "the Standards") in July 1997. Statement of Financial Accounting Standards No. 128 is effective December 31, 1997 and is not expected to have a material impact on the Company's consolidated financial statements. The other Standards are effective for fiscal years beginning after December 15, 1997 and the Company is currently investigating the impact of these Standards.

Note 2 - Supplemental Cash Flow Information
-------------------------------------------

     Cash paid (refunded) for interest and income taxes during the period was as follows (in thousands):


                         Six Months Ended June 30
                         1997              1996
                         -----             -----
     Interest            $ 772             $ 893
     Income taxes          328              (175)

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


   Note 4 - Accounts Receivable
   ----------------------------

       Accounts receivable were as follows (in thousands):

                                        June 30, 1997   December 31, 1996
                                        -------------   -----------------

       Billed                              $ 66,622         $ 63,102
       Unbilled                              33,052           37,615
       Other                                  5,568            3,033
                                           --------         --------
                                            105,242          103,750
       Reserve for accounts receivable       (4,557)          (4,337)
                                           --------         --------

                                           $100,685         $ 99,413
                                           ========         ========

                 INFORMATION RESOURCES, INC. and Subsidiaries
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont'd.
                                  (UNAUDITED)


Note 5 - Other Assets
---------------------

     Other assets were as follows (in thousands):

                                                 June 30, 1997  December 31, 1996
                                                 -------------  -----------------
    Deferred data procurement costs -
     net of accumulated amortization of
     $103,673 in 1997 and $102,372 in 1996            $121,818           $113,926

    Intangible assets, including goodwill
     primarily related to acquisitions -
     net of accumulated amortization of
     $13,832 in 1997 and $12,171 in 1996                17,875             13,940

    Capitalized software costs - net of
     accumulated amortization of $3,913
     in 1997 and $5,554 in 1996                          6,380             11,516

    Other                                                7,338              3,599
                                                      --------           --------

                                                      $153,411           $142,981
                                                      ========           ========

Note 6 - Long-Term Bank Debt
----------------------------

     The Company did not have any bank borrowings outstanding at June 30, 1997. In recent years, the primary use of borrowings has been the expansion of the Company's International services business in Europe.

     The Company currently has a $50.0 million bank credit facility maturing in October 1998, with fixed or floating interest rate options at or below prime. Facility fees of .15% are payable on the bank credit facility, and there are no commitment fees. The credit facility contains financial covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets. The financial covenants also require the Company to meet tangible net worth levels, operating income levels and cash flow coverage and working capital ratios.

     Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $5.9 million is available for such distributions under the most restrictive of these covenants.

                 INFORMATION RESOURCES, INC. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

     Based upon discussions with financial analysts, the Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") by major geographic region to be a meaningful measure of the Company's relative performance. A comparative analysis of consolidated revenues and Operating Results for the three and six months ended June 30, 1997 and 1996 follows (in thousands):

                                                          Three Months Ended       Six Months Ended
                                                         --------------------    --------------------
                                                               June 30                 June 30
                                                               -------                 -------
                                                           1997        1996        1997        1996
                                                         --------    --------    --------    --------
Revenues:
 U.S. Services                                           $ 91,265    $ 86,974    $177,355    $166,935
 International Services                                    22,708      15,981      41,746      29,018
                                                         --------    --------    --------    --------

                                                         $113,973    $102,955    $219,101    $195,953
                                                         ========    ========    ========    ========

Operating Results:
 U.S. Services operating profit                          $ 10,433    $  8,310    $ 17,296    $ 12,596

 International Services
   Operating loss                                          (5,174)     (7,072)    (11,659)    (15,417)
   Equity in earnings (loss) of affiliated companies          184          17         344         (68)
   Minority interests                                        (381)        157        (158)        387
                                                         --------    --------    --------    --------
    Subtotal - International                               (5,371)     (6,898)    (11,473)    (15,098)

 Corporate and other expenses                                (672)       (467)     (1,088)       (882)
                                                         --------    --------    --------    --------

 Operating Results                                       $  4,390    $    945    $  4,735    $ (3,384)
                                                         ========    ========    ========    ========

     In the second quarter of 1997, revenues from the Company's U.S. services business were $91.3 million, an increase of 5% compared to $87.0 million for the corresponding 1996 quarter. Revenues from the Company's U.S. services business in the first six months of 1997 were 6% higher than in the corresponding period of 1996. Operating Results for the Company's U.S. services business were $10.4 million in the second quarter of 1997 an increase of 26% compared to the second quarter of 1996. Despite the modest revenue gains, operating margins increased to over 11% largely from the impact of continuing cost containment initiatives and the effect of a relatively high fixed cost structure. Operating Results for the U.S. services business increased 37% to $17.3 million for the six months ended June 30, 1997 compared to the same period of 1996 due to the growth in revenues together with the benefit of lower expense growth resulting from the Company's continuing cost containment and reengineering initiatives. Operating margins increased by two percentage points compared to 1996.

                 INFORMATION RESOURCES, INC. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.




     Second quarter 1997 revenues from the Company's International services business were $22.7 million, an increase of 42% over the corresponding 1996 quarter, despite the dampening effect of a strong U.S. dollar against European currencies. Results in the second quarter of 1997 also reflect a full period's consolidation of IRI's majority-owned German operation, IRI/GfK Retail Services GmbH, effective February 1, 1997. Excluding the German results and the foreign exchange impact, European revenues increased 21% compared to the 1996 quarter while other international revenues were relatively unchanged. Operating Results for the Company's International services business were a ($5.4) million loss in the second quarter of 1997, 22% lower than the ($6.9) million loss in the corresponding 1996 quarter as revenues continued to grow significantly in each of the major European businesses. For the six months ended June 30, 1997, International revenues were $41.7 million, an increase of 44% over the first half of 1996 on the strength of expanding European operations. Excluding the German results and foreign exchange effect noted earlier, European revenues increased 23% compared to the first half of 1996. Operating Results for the Company's International services business were an ($11.5) million loss for the six months ended June 30, 1997 compared to a ($15.1) million loss in the corresponding 1996 period. The improved International operating results are primarily due to improved performances in France, Italy and the U.K.

     The Company's consolidated net earnings were $2.1 million for the second quarter of 1997 compared to $.2 million for the corresponding 1996 quarter. Consolidated net earnings were $2.2 million for the six months ended June 30, 1997 compared to a net loss of ($2.0) million for the same period of 1996 due to improved Operating Results in the U.S. and Europe.

     Consolidated revenues for the three months ended June 30, 1997 were $114.0 million, an increase of 11% over the corresponding quarter in 1996. Consolidated revenues for the six months ended June 30, 1997 were $219.1 million up 12% compared to the corresponding period of 1996. These increases were the result of revenue growth in the U.S. services business and a substantial increase in international revenues which was aided somewhat by the inclusion of the German operation effective February 1, 1997.

     Consolidated costs of information services increased 8% to $100.3 million for the three months ended June 30, 1997 compared to $93.0 million for the same period in 1996. Consolidated costs of information services increased 8% to $196.2 million for the six months ended June 30, 1997 compared to $182.1 million for the same period in 1996. The increase in the first six months of 1997 was primarily due to: (a) a $7.2 million increase in operating expenses due to the consolidation of IRI/GfK Retail Services GmbH; (b) a $5.3 million increase in the amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe; and (c) a $3.6 million increase in compensation expense resulting primarily from higher headcount required for international expansion, client servicing and software development.

                 INFORMATION RESOURCES, INC. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.




     Consolidated selling, general and administrative expenses remained relatively constant compared to the second quarter of 1996 and increased 5% to $18.4 million for the six months ended June 30, 1997. These increases were primarily attributable to increased compensation expense and the growing international operations.

     For all periods presented, the Company's effective income tax rate is greater than the Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

Liquidity and Capital Resources

     The Company's current cash resources include its $11.7 million consolidated cash balance, $50.0 million available under the bank line of credit and internally generated funds from its U.S. operations. The Company anticipates that it will have sufficient funds from these sources to satisfy its cash needs for the foreseeable future. Bank line availability is subject to compliance with financial covenants relating to operating and cash flow results, tangible net worth and leverage and quick ratios.

     Certain of the Company's loan and lease agreements include various financial covenants which require that the Company maintain a minimum tangible net worth, as defined, and otherwise limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $5.9 million is available for such distributions under the most restrictive of these covenants.

     Cash Flow: Consolidated net cash provided by operating activities was $68.0 million for the six months ended June 30, 1997 compared to $38.7 million for the same period in 1996 primarily due to improved operating performance both in Europe and in the U.S. and lower working capital investment in 1997. Consolidated cash used in net investing activities was ($66.0) million in 1997 compared to ($64.2) million for the same period in 1996. Investing activity for the six months of 1997 reflected higher deferred data procurement costs and purchases of property and equipment offset by lower investment in capitalized software compared to the first six months of 1996. Net cash provided before financing activities was $2.0 million for the six months ended June 30, 1997 and a net cash use of ($25.4) million for the same period of 1996. Consolidated cash (used in) provided by net financing activities was ($1.6) million for the six months ended June 30, 1997 compared to $10.9 million for the same period in 1996, when the bank line was used to fund international operating needs.

     Financings: The Company reduced its bank borrowings by $5.5 million during the first six months of 1997. There were no borrowings outstanding under the line of credit at June 30, 1997. In recent years, the primary use of borrowings has been the expansion of the Company's information services business in Europe.

                 INFORMATION RESOURCES, INC. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.




     Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $55.4 million for the six months ended June 30, 1997 and $50.4 million for the same period in 1996. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., casual factors) which are an essential part of the InfoScan data base. Such expenditures for the Company's U.S. services business were $35.4 million and $33.4 million for the periods ended June 30, 1997 and 1996, respectively, and $20.0 million and $17.0 million, respectively, for the Company's International services business.

     Management expects to continue the development of its businesses in Europe, and accordingly, the Company's European operations will continue to require substantial investment in data procurement costs. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of its European assets is not impaired. To the extent that actual operating results and cash flows are lower than these current projections, the Company may be required to write down a portion of these assets in future periods.

     Consolidated capital expenditures were $10.8 million and $10.2 million for the six months ended June 30, 1997 and 1996, respectively. Capital expenditures for the Company's U.S. services business were $8.6 million and $8.1 million for the six months ended June 30, 1997 and 1996, respectively, while related depreciation expense was $8.0 million and $8.0 million, respectively. The Company's International services business capital expenditures were $2.2 million and $2.1 million for the six months ended June 30, 1997 and 1996, respectively, while related depreciation expense was $2.0 million and $1.9 million, respectively.

     Consolidated capitalized software development costs were $1.8 million and $2.9 million for the six months ended June 30, 1997 and 1996, respectively.

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

                 INFORMATION RESOURCES, INC. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.




     Forward Looking Information: Certain matters discussed above are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including customer renewals of service contracts, the timing of significant new customer engagements, competitive conditions in Europe, foreign currency exchange rates and other factors beyond the Company's control. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission.

                 INFORMATION RESOURCES, INC. and Subsidiaries
                                    PART II

                               OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders.

     a. The annual meeting of Stockholders of the Company was held May 22, 1997.

     b. Without solicitation in opposition, the nominees listed in the proxy statement soliciting proxies were elected as directors to serve for a three-year term ending in 2000 as follows:

                  Name                Votes For       Votes Withheld
              ------------            ----------      --------------

         Gerald J. Eskin, Ph.D.       24,811,497         206,143
         John D.C. Little, Ph.D.      24,811,497         206,143
         Glen L. Urban, Ph.D.         24,642,874         374,766

         Following is the name of each other director whose term of office as a director continued after the meeting for terms ending in either 1998 or 1999: Gian M. Fulgoni, Leonard M. Lodish, Ph.D., Edith W. Martin, Ph.D., Thomas W. Wilson, Jr., James G. Andress, Edwin E. Epstein, Edward E. Lucente and Jeffrey P. Stamen.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit No.  Description of Exhibit                      Page
         -----------  ----------------------                      ----

             27       Financial Data Schedule (filed herewith).    EF

     b.  Reports on Form 8-K.

         Form 8-K dated May 29, 1997
         Items Reported:

         Item 4: Change in Information Resources, Inc. Amended and Restated 401(K) Retirement Savings Plan Certifying Accountant

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



                               /s/  John P. McNicholas, Jr.
                               ----------------------------
                               John P. McNicholas, Jr.
                               Senior Vice President and Controller
                               (Principal accounting officer)


August 14, 1997