Form 10-Q
period 1997-09-30
INFORMATION RESOURCES INC
filed 1997-11-13
CIK 714278

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
---  Exchange Act of 1934.

         For the quarterly period ended September 30, 1997

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.


     Commission file number 0-11428


                         INFORMATION RESOURCES, INC.
           -----------------------------------------------------
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

                             Title of each class
                             -------------------

                      Common, $.01 par value per share
                       Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ----       ----
The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 31, 1997 was 29,024,571.

                INFORMATION RESOURCES, INC. AND SUBSIDIARIES


                                    INDEX
                                    -----


                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I.  FINANCIAL INFORMATION
-----------------------------

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


                INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)



ASSETS                                 SEPTEMBER  30, 1997    DECEMBER 31, 1996
------                                 -------------------    -----------------
                                           (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                $    21,993           $    12,195
  Accounts receivable, net                      92,066                99,413
  Prepaid expenses and other                     7,172                 6,575
                                           -----------           -----------
      Total Current Assets                     121,231               118,183
                                           -----------           -----------

Property and equipment, at cost                170,712               147,398
  Accumulated depreciation and
    amortization                              (106,480)              (92,806)
                                           -----------           -----------
      Net property and equipment                64,232                54,592

Investments                                     12,718                18,737

Other assets                                   157,086               142,981
                                           -----------           -----------
                                           $   355,267           $   334,493
                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Current maturities of
    capitalized leases                     $     1,730           $     2,805
  Accounts payable                              39,950                36,059
  Accrued compensation and benefits             14,806                17,660
  Accrued property, payroll and
    other taxes                                  2,946                 4,506
  Accrued expenses                               8,861                 7,015
  Deferred revenue                              24,226                15,558
                                           -----------           -----------
      Total Current Liabilities                 92,519                83,603
                                           -----------           -----------

Long-term bank debt                                 --                 5,500
Long-term capitalized leases                     1,848                 2,392
Deferred income taxes, net                      11,545                 9,113
Deferred gain                                    3,320                 3,632
Other liabilities                                5,175                 3,925

STOCKHOLDERS' EQUITY
  Preferred stock-authorized,
    1,000,000 shares $.01 par value -
    none issued                                     --                    --
  Common stock - authorized
    60,000,000 shares,
    $.01 par value; 28,874,412 and
    27,886,406 shares issued and
    outstanding, respectively                      289                   279
  Capital in excess of par value               200,943               187,213
  Retained earnings                             42,436                38,270
  Cumulative translation adjustment             (2,808)                  566
                                           -----------           -----------
      Total Stockholders' Equity               240,860               226,328
                                           -----------           -----------
                                           $   355,267           $   334,493
                                           ===========           ===========



      The accompanying notes are an integral part of these statements.

                INFORMATION RESOURCES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     ------------------                  -----------------
                                                        SEPTEMBER 30                        SEPTEMBER  30
                                                        ------------                        -------------
                                                    1997           1996                 1997           1996
                                                    ----           ----                 ----           ----
Revenues                                        $   115,601    $   101,980          $   334,702    $   297,933

Costs and expenses:
 Information services                              (101,645)       (93,390)            (297,818)      (275,498)
 Selling, general and administrative expenses        (9,674)        (8,562)             (28,053)       (26,110)
                                                -----------    -----------          -----------    -----------
                                                   (111,319)      (101,952)            (325,871)      (301,608)
                                                -----------    -----------          -----------    -----------

Operating profit (loss)                               4,282             28                8,831         (3,675)

Interest expense and other, net                        (130)          (415)                (634)        (1,074)

Equity in earnings of affiliated companies                7             94                  351             26
                                                -----------    -----------          -----------    -----------

Earnings (loss) before income taxes and
 minority interests                                   4,159           (293)               8,548         (4,723)

Income tax (expense) benefit                         (2,000)            --               (4,047)         2,038
                                                -----------    -----------          -----------    -----------

Earnings (loss) before minority interests             2,159           (293)               4,501         (2,685)

Minority interests (expense) benefit                   (177)           303                 (335)           690
                                                -----------    -----------          -----------    -----------

Net earnings (loss)                             $     1,982    $        10          $     4,166    $    (1,995)
                                                ===========    ===========          ===========    ===========

Net earnings (loss) per common and
common equivalent share                         $       .07    $        --          $       .15    $      (.07)
                                                ===========    ===========          ===========    ===========

Weighted average common and
common equivalent shares                             28,610         27,775               28,307         27,727
                                                ===========    ===========          ===========    ===========





       The accompanying notes are an integral part of these statements.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED
                                (IN THOUSANDS)


                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                                ------------------------------
                                                                                    1997             1996
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss):                                                             $    4,166      $    (1,995)
 Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Amortization of deferred data procurement costs                                    74,985           64,698
  Depreciation expense                                                               15,144           14,921
  Amortization of capitalized software costs                                          2,526            2,887
  Amortization of intangibles                                                         1,955            2,079
  Deferred income tax provision                                                       4,047           (2,038)
  Equity in earnings (loss) of affiliated companies and minority interests              (16)            (716)
  Other                                                                              (2,236)          (1,782)
  Change in assets and liabilities:
   Decrease (increase) in accounts receivable                                        10,462           (6,400)
   Decrease (increase) in other current assets                                          (38)             279
   Decrease in accounts payable and accrued liabilities                              (1,441)         (11,049)
   Increase in deferred revenue                                                       2,957            4,317
   Other, net                                                                           630              915
                                                                                 ----------      -----------
       Total adjustments                                                            108,975           68,111
                                                                                 ----------      -----------
         Net cash provided by operating activities                                  113,141           66,116

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deferred data procurement costs                                                    (83,240)         (75,080)
 Purchase of property and equipment                                                 (25,255)         (14,578)
 Capitalized software costs                                                          (2,648)          (4,367)
 Proceeds from disposition of assets and other                                        2,389             (600)
                                                                                 ----------      -----------
      Net cash used in investing activities                                        (108,754)         (94,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net bank (repayments) borrowings                                                    (5,500)          10,750
 Net repayments of capitalized leases                                                (1,619)          (1,387)
 Proceeds from exercise of stock options and other                                   13,645            2,862
                                                                                 ----------      -----------
      Net cash  provided by financing activities                                      6,526           12,225

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (1,115)            (340)
                                                                                 ----------      -----------

 Net increase (decrease) in cash and cash equivalents                                 9,798          (16,624)

 Cash and cash equivalents at beginning of period                                    12,195           24,884
                                                                                 ----------      -----------
 Cash and cash equivalents at end of period                                      $   21,993      $     8,260
                                                                                 ==========      ===========






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

     Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc., ("IRI") and its subsidiaries (collectively "the Company") after elimination of intercompany transactions. Minority interests reflect the non-Company owned stockholder interests in Information Resources Japan Ltd., IRI-SECODIP, S.C.S., (France), IRI InfoScan Limited (U.K.) and effective February 1, 1997 IRI/GfK Retail Services GmbH (Germany) ("IRI/GfK Retail"). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications: Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform to the 1997 presentation.

     Adoption of Statement of Financial Accounting Standards: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". In addition, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (collectively "the Standards") in July 1997. Statement of Financial Accounting Standards No. 128 is effective December 31, 1997 and is not expected to have a material impact on the Company's consolidated financial statements. The other Standards are effective for fiscal years beginning after December 15, 1997 and the Company is currently investigating the impact of these Standards.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid (refunded) for interest and income taxes during the period was as follows (in thousands):

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------
                                                       1997           1996
                                                     --------       --------
     Interest                                        $  1,042       $  1,580
     Income taxes                                         222           (550)


                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                 (UNAUDITED)



NOTE 3 - GERMAN OPERATIONS

     In February 1997, the Company and GfK AG of Germany ("GfK") organized a new joint venture company, IRI/GfK Retail. The Company has a 51% ownership interest in IRI/GfK Retail, and GfK owns the remainder. IRI/GfK Retail purchased the German retail tracking business and related software business of GfK Panel Services GmbH ("GfK Panel") and will now provide those business services to the German market. The consolidation of IRI/GfK Retail, which was effective February 1, 1997, did not have a material impact on the financial results or position of the Company.

     In a separate transaction, the Company sold its previously held 15%
ownership interest in GfK Panel to GfK at no book gain or loss.  GfK    Panel
will continue to provide consumer panel and ad hoc research services to the market, and GfK Panel and IRI/GfK Retail will cooperate in selling and delivering services to appropriate customers.


NOTE 4 - ACCOUNTS RECEIVABLE

     Accounts receivable were as follows (in thousands):

                                     SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                     ------------------       -----------------
     Billed                              $  59,481                $  63,102
     Unbilled                               31,395                   37,615
     Other                                   5,773                    3,033
                                         ---------                ---------
                                            96,649                  103,750
     Reserve for accounts receivable        (4,583)                  (4,337)
                                         ---------                ---------
                                         $  92,066                $  99,413
                                         =========                =========

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                 (UNAUDITED)


NOTE 5 - OTHER ASSETS

     Other assets were as follows (in thousands):


                                     SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                     ------------------       -----------------
     Deferred data procurement
       costs - net of accumulated
       amortization of of $106,412
       in 1997 and $102,372 in 1996     $    124,077             $    113,926

     Intangible assets, including
       goodwill primarily related
       to acquisitions - net of
       accumulated amortization of
       $14,569 in 1997 and $12,171
       in 1996                                17,137                   13,940


     Capitalized software costs -
       net of accumulated amortization
       of $4,111 in 1997 and $5,554
       in 1996                                 6,417                   11,516

     Other                                     9,455                    3,599
                                        ------------             ------------
                                        $    157,086             $    142,981
                                        ============             ============


NOTE 6 - LONG-TERM DEBT

     The Company did not have any bank borrowings outstanding at September 30, 1997. In October 1997, the Company replaced its $50.0 million bank revolving credit facility maturing in 1998 with a new $75.0 million facility maturing in 2001, with fixed or floating interest rate options at or below prime. Commitment fees of .25% are payable on the unused portion of the new facility. The credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. These agreements also limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $50.0 million is currently available for such distributions.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

     Based upon discussions with financial analysts, the Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") by major geographic region to be a meaningful measure of the Company's relative performance. A comparative analysis of consolidated revenues and Operating Results for the three and nine months ended September 30, 1997 and 1996 follows (in thousands):

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     ------------------             -----------------
                                                        SEPTEMBER 30                  SEPTEMBER 30
                                                        ------------                  ------------
                                                    1997           1996           1997           1996
                                                    ----           ----           ----           ----
Revenues:
 U.S. Services                                   $   93,405    $   86,848     $   270,760   $   253,783
 International Services                              22,196        15,132          63,942        44,150
                                                 ----------    ----------     -----------   -----------
                                                 $  115,601    $  101,980     $   334,702   $   297,933
                                                 ==========    ==========     ===========   ===========

Operating Results:
 U.S. Services operating profit                  $   10,139    $    8,168     $    27,435   $    20,764

 International Services
    Operating loss                                   (4,932)       (7,808)        (16,591)      (23,225)
    Equity in earnings of affiliated companies            7            94             351            26
    Minority interests (expense) benefit               (177)          303            (335)          690
                                                 ----------    ----------     -----------   -----------
      Total International Services                   (5,102)       (7,411)        (16,575)      (22,509)

 Corporate and other expenses                          (925)         (332)         (2,013)       (1,214)
                                                 ----------    ----------     -----------   -----------

 Operating Results                               $    4,112    $      425     $     8,847   $    (2,959)
                                                 ==========    ==========     ===========   ===========


     In the third quarter of 1997, revenues from the Company's U.S. services business were $93.4 million, an increase of 8% compared to $86.8 million for the corresponding 1996 quarter. Revenues from the Company's U.S. services business in the first nine months of 1997 were 7% higher than in the corresponding period of 1996. Operating Results for the Company's U.S. services business were $10.1 million in the third quarter of 1997 an increase of 24% compared to the third quarter of 1996 as a result of improved operating margins. Operating Results for the U.S. services business increased 32% to $27.4 million for the nine months ended September 30, 1997 compared to the same period of 1996 due to the growth in revenues together with the benefit of lower expense growth resulting from the Company's continuing cost containment and reengineering initiatives. Operating margins increased by nearly two percentage points compared to 1996.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



     Third quarter 1997 revenues from the Company's International services business, primarily in Europe, were $22.2 million, an increase of 47% over the corresponding 1996 quarter, despite the dampening effect of a strong U.S. dollar against European currencies. Results in the third quarter of 1997 also reflect a full period's consolidation of IRI's majority-owned German operation, IRI/GfK Retail Services GmbH, effective February 1, 1997. Excluding the German results and the foreign exchange impacts, European revenues increased 22% compared to the 1996 quarter. Operating Results for the Company's International services business were a ($5.1) million loss in the third quarter of 1997, 31% below the ($7.4) million loss in the corresponding 1996 quarter as revenues continued to grow significantly in each of the major European countries where InfoScan has been introduced. For the nine months ended September 30, 1997, International revenues were $63.9 million, an increase of 45% over the first nine months of 1996 on the strength of expanding European operations. Excluding the German results and foreign exchange effect noted earlier, European revenues increased 22% compared to the first nine months of 1996. Operating Results for the Company's International services business were a ($16.6) million loss for the nine months ended September 30, 1997 compared to a ($22.5) million loss in the corresponding 1996 period. The improved International Operating Results are due to increasing revenues in each of the Company's major European countries, France, Italy and the U.K.

     The Company's consolidated net earnings were $2.0 million for the third quarter of 1997 compared to essentially break-even results for the corresponding 1996 quarter. Consolidated net earnings were $4.2 million for the nine months ended September 30, 1997 compared to a net loss of ($2.0) million for the same period of 1996, due to improved Operating Results both in the U.S. and Europe.

     Consolidated revenues for the three months ended September 30, 1997 were $115.6 million, an increase of 13% over the corresponding quarter in 1996. Consolidated revenues for the nine months ended September 30, 1997 were $334.7 million up 12% compared to the corresponding period of 1996. These increases were the result of revenue growth in the U.S. services business and a substantial increase in international revenues which was aided somewhat by the inclusion of the German operation effective February 1, 1997.

     Consolidated costs of information services increased 9% to $101.6 million for the three months ended September 30, 1997 in relation to the 13% revenue increase for the same period. Consolidated costs of information services increased 8% to $297.8 million for the nine months ended September 30, 1997 in relation to the 12% revenue increase for the same period. The expense increase in the first nine months of 1997 was primarily due to: (a) an $11.5 million increase in operating expenses due to the 1997 consolidation of IRI/GfK Retail
(b) a $7.2 million increase in the amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe; and (c) a $6.1 million increase in compensation expense resulting primarily from higher headcount required for international expansion, client servicing and software development.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.




     Consolidated selling, general and administrative expenses increased
13% to $9.7 million for the quarter ended September 30, 1997 and increased
7% to $28.1 million for the nine months ended September 30, 1997. These increases were primarily attributable to higher compensation expenses worldwide and legal expenses in the U.S. Increased legal expenses related directly to the Company's antitrust lawsuit against The Dun & Bradstreet Corporation, A.C. Nielsen Company and IMS International, Inc. In that suit the Company is seeking $1 billion in trebled damages from the defendants for violations of U.S. antitrust laws. The case recently entered the discovery phase, and the Company anticipates incurring continued high legal expenses in the next several fiscal quarters as the case progresses toward trial.

       For all periods presented, the Company's effective income tax rate is greater than the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 1997, the Company's capital resources included its $22.0 million consolidated cash balance and a $50.0 million bank line of credit. The Company anticipates that it will have sufficient funds from these resources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

       In October 1997, the Company replaced its $50.0 million bank revolving credit facility maturing in 1998 with a new $75.0 million facility maturing in 2001, with fixed or floating interest rate options at or below prime. Commitment fees of .25% are payable on the unused portion of the new facility. The credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness or liens on its assets.

       The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. These agreements also limit IRI's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $50.0 million is currently available for such distributions.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



       Cash Flow: Consolidated net cash provided by operating activities was $113.1 million for the nine months ended September 30, 1997 compared to $66.1 million for the same period in 1996 primarily due to improved operating performance both in Europe and in the U.S. and significantly lower working capital investment in 1997. Consolidated cash used in net investing activities was ($108.8) million in 1997 compared to ($94.6) million for the same period in 1996. Investing activity for the nine months of 1997 reflected higher purchases of property and equipment and deferred data procurement costs offset by lower investment in capitalized software compared to the first nine months of 1996. Net cash provided before financing activities was $4.4 million for the nine months ended September 30, 1997 and a net cash use of ($28.5) million for the same period of 1996. Consolidated cash provided by financing activities was $6.5 million for the nine months ended September 30, 1997 compared to $12.2 million for the same period in 1996 when the bank line was used to fund international operating needs. Proceeds from exercises of stock options were approximately $13.6 million and $2.9 million for the nine months ended September 30, 1997 and 1996, respectively.

       Financings:  The Company reduced its bank borrowings by $5.5 million
during the first nine months of 1997.   There were no borrowings
outstanding under the line of credit at September 30, 1997. In recent years, the primary use of borrowings has been the expansion of the Company's information services business in Europe.

       Common Stock Repurchase Plan: In November 1997, the Company's Board of Directors approved a plan to repurchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. The Company anticipates funding repurchases out of cash on hand or available through the Company's credit facilities.

       Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $83.2 million for the nine months ended September 30, 1997 and $75.1 million for the same period in 1996. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the InfoScan data base. Such expenditures for the Company's U.S. services business were $53.8 million and $49.9 million for the nine months ended September 30, 1997 and 1996, respectively, and $29.4 million and $25.2 million, respectively, for the Company's International services business.

       Management expects to continue the development of its International businesses, and accordingly, the Company's International operations will continue to require substantial investment in data procurement and other costs. Based upon currently projected operating results and cash flows, the Company's assessment is that the realizability of its International assets is not impaired. To the extent that actual Operating Results and cash flows are lower than these current projections, the Company may be required to write down a portion of these assets in future periods.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



       Consolidated capital expenditures were $25.3 million and $14.6 million for the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures for the Company's U.S. services business were $21.7 million and $11.7 million for the nine months ended September 30, 1997 and 1996, respectively, while related depreciation expense was $12.1 million and $11.9 million, respectively. The Company's International services business capital expenditures were $3.6 million and $2.9 million for the nine months ended September 30, 1997 and 1996, respectively, while related depreciation expense was $3.0 million in each nine-month period.

       Consolidated capitalized software development costs were $2.6 million and $4.4 million for the nine months ended September 30, 1997 and 1996, respectively.

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

       Forward Looking Information:   Certain matters discussed above may
contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including customer renewals of service contracts, the timing of significant new customer engagements, competitive conditions in Europe, foreign currency exchange rates and other factors beyond the Company's control. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission.

                 INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                   PART II

                              OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

      a.   Exhibits

           Exhibit No.    Description of Exhibit                          Page
           -----------    ----------------------                          ----
               10         Credit Agreement dated October 31,
                          1997 among the Company, the Bank Parties
                          thereto and Harris Trust and Savings Bank,
                          as Agent (filed herewith).                        EF

               27         Financial Data Schedule (filed herewith).         EF


      b.   Reports on Form 8-K.

           Form 8-K dated October 27, 1997
           Items Reported:

           Item 5:  Amendment to Company's Preferred Stock Rights.


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




                            INFORMATION RESOURCES, INC.
                            ---------------------------
                            (Registrant)




                            /s/ Gary M. Hill
                            ---------------------------
                            Gary M. Hill
                            Executive Vice President
                            and Chief Financial Officer
                            (Authorized officer of Registrant and
                            principal financial officer)




                            /s/ John P. McNicholas, Jr.
                            ---------------------------
                            John P. McNicholas, Jr.
                            Senior Vice President and Controller
                            (Principal accounting officer)


November 13, 1997