Form 10-K405
period 1997-12-31
INFORMATION RESOURCES INC
filed 1998-03-30
CIK 714278

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 (based on the closing price as quoted by NASDAQ as of such date) was $401,172,254.

     The number of shares of the registrant's common stock, $.01 par value per outstanding share, as of February 27, 1998 was 28,655,161.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 21, 1998 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

     Information Resources, Inc. ("IRI") and its subsidiaries (collectively "the Company") is a leading provider of UPC scanner-based business solutions services to the consumer packaged goods ("CPG") industry. The Company obtains data primarily from electronic point-of-sale scanners in retail stores and integrates this scan data with other proprietary data collected by the Company. The Company maintains this data in massive data warehouses and provides CPG manufacturers, retailers, wholesalers and brokers with a variety of services critical to their sales, marketing and logistics operations. The Company's software products assist clients in analyzing, distributing and using the Company's data, enabling them to make more cost-effective decisions in marketing, selling and distributing their products.

     The Company derives approximately 80% of its revenues in the U.S. These services center in large part around the Company's flagship InfoScan(R) service, which tracks consumer purchasing of products sold in supermarkets, drug stores, mass merchandisers and convenience stores across the United States. The Company also offers a number of other services to CPG manufacturers, including household-level information collected via consumer panels. One such service is BehaviorScan(R) which is used for the testing and evaluation of alternative marketing strategies and tactics for both new and established products. Closely related to its information services, the Company also markets its suite of software applications to the CPG industry. In addition, the Company maintains a family of software application products based on Oracle technology. In July 1995, the Company sold its EXPRESS technology to Oracle Corporation ("Oracle"), while retaining rights to market and distribute Oracle EXPRESS(R) software.

     The Company also provides scanner-based business information services in Western Europe and other international markets. Revenues from the Company's U.S. and International Services, as well as from the software products business sold to Oracle in mid-1995, were as follows for the periods shown (in thousands):

                                                         1997       1996       1995
                                                       --------   --------   --------
U.S. Services........................................  $366,678   $344,612   $317,553
International Services...............................    89,649     60,991     42,165
                                                       --------   --------   --------
          Subtotal...................................   456,327    405,603    359,718
Software products business sold to Oracle............        --         --     40,198
                                                       --------   --------   --------
          Total......................................  $456,327   $405,603   $399,916
                                                       ========   ========   ========

U.S. AND INTERNATIONAL SERVICES

     The Company's U.S. and International Services include InfoScan product tracking services, related software product sales, consumer panel information, analytical and consulting services, BehaviorScan product testing services and a variety of applications of the Company's census (i.e., all stores within participating retail chains) scanner data bases.

     The Company's principal information service marketed in the United States and internationally is InfoScan. InfoScan is a service used by the CPG industry to monitor and evaluate the market performance of products sold in retail stores. The InfoScan service provides subscribers with a variety of information including how much product they and their competitors are selling, where the products are being purchased, at what price the products are being sold and under what promotional conditions sales are occurring. This information helps subscribers make fundamental strategic and tactical decisions for their businesses in the areas of sales, marketing, pricing, promotion and logistics.

     InfoScan utilizes universal product code ("UPC") information printed via bar codes on CPG product packaging. Scanners at retail checkouts read the UPC code and record product sales electronically. On an on-going basis, the Company procures such electronic sales data (weekly and daily) along with related promotional data from a sample of national and local market retail stores. The Company also collects consumer purchase information directly from individual households across the United States using consumer identification cards in a store and/or proprietary in-home scanning devices. The Company processes the information at its computer facilities and stores it in the Company's proprietary data bases. InfoScan subscribers access the information in the Company's data bases through a variety of means, including the use of analytical software provided by the Company.

     Subscriptions to InfoScan by CPG manufacturers are a principal source of revenue for the Company. Manufacturers subscribe to InfoScan by contracting with the Company to obtain access to the InfoScan data bases for specified product categories. InfoScan contracts generally have multi-year terms, usually of three years or more.

     InfoScan Census. InfoScan Census applications are derived from a product tracking service based on scanner data collected from all stores within participating retail chains, as opposed to collection from a sample of stores. InfoScan Census offers the CPG industry more complete and accurate data than sample services, since it has no sampling or projection errors, and its applications can go beyond traditional market tracking uses.

     InfoScan Census revenues come primarily from manufacturers purchasing key account data, which is sales data for a product category based on all the stores of a specific retailer. This service enables manufacturers' sales representatives to negotiate with retail buyers based on a mutually consistent and accurate measure of consumer purchasing. In addition, an evaluation of differences in brand and product category purchasing across individual stores within a chain can often pin-point opportunities to effectively build sales -- to the benefit of both manufacturers and retailers. Beyond "key account" information, census applications include improved management of trade promotions, validation of "pay-for-performance" promotions, more effective sales force and broker compensation programs and improved inventory and distribution management.

     There are presently approximately 14,000 supermarket stores and approximately 8,000 drug stores in the Company's InfoScan Census U.S. data base.

     InfoScan Data Collection. For the Company's InfoScan sample service, the Company continuously collects weekly product sales and price information from representative retail outlets throughout the United States. Included in the Company's national and local market samples in the U.S. are approximately 4,500 stores in the aggregate, including supermarkets, drug stores, mass merchandisers and convenience stores. Contracting retailers typically deliver their scanner data electronically to the Company's computer facilities in Wood Dale, Illinois. While most retail stores in the United States have installed scanner equipment to record product sales information, certain convenience stores have not. When scanner data are not available, the Company's field personnel visit stores and obtain sales information via a manual audit of the stores' product purchases and inventory. Collection practices for weekly product sales information in the Company's operation in foreign countries vary somewhat on a country-by-country basis as does scanner data availability.

     The InfoScan U.S. and international data bases typically contain both product movement and price information and "causal" data. Causal data consist of information which may explain changes in product sales, such as price promotions, retailers' newspaper ads and in-store displays, as well as other promotion and merchandising data related to the sale of CPG products. The Company employs a field force of part-time workers to collect causal data. These employees conduct weekly on-site visits to retail stores participating in the InfoScan service to collect causal information such as in-store promotions and displays. Field force personnel perform other services as well, including those related to the Company's test marketing services.

     The Company's InfoScan service also collects consumer purchase information from approximately 90,000 individual households in the United States. Shoppers from approximately 60,000 of these households present an identification card when shopping at participating supermarkets, thereby allowing scanners to record specific details of their product purchases. The Company also provides about 30,000 households with hand-held scanners to record their product purchases made in retail outlets which either do not have scanners or do not otherwise participate in the Company's household data collection system. The Company is expanding this collection process to 55,000 households in 1998. Household panel information is available in European markets usually from alliance partners of the Company.

     The Company often pays cash for scanner data covering a sample or census of retailers' stores. However, the Company also exchanges software, product movement information and other services to obtain access to data for all stores within certain supermarket and drug chains. (See "QScan" below.) Typical data procurement contracts run from year to year and generally are cancelable by either party on 90 days notice.

     InfoScan Data Processing. With respect to its U.S. operation for which the Company processes scanner data, the Company receives and processes data for its InfoScan service at its production center and computer facilities located in Wood Dale, Illinois. The Company's production center operates with numerous mainframe and RISC-based computers as well as proprietary production software and related technology developed exclusively by the Company to process and store very large amounts of data. Through direct telecommunication connections with InfoScan clients in the U.S., the Company also provides electronic on-line access to InfoScan data services. The Company leases its mainframe computers from third party financial institutions.

     InfoScan Delivery. Subscriptions to the InfoScan service entitle the Company's clients to access the Company's data bases and receive information for specific product categories. Because large amounts of data are involved, clients usually either take electronic delivery of the data or obtain electronic access to the Company's data bases through the Company's on-line service. Clients taking electronic delivery generally license software from the Company. The Company's on-line service permits clients to build and store their own data bases which remain resident on the Company's computers. Clients then access the data bases through remote electronic connection. Clients typically also purchase software services from the Company. (See "Software and Related Products" below for more information on Company revenues derived from software licensing.)

     Other Client Services. The Company places a major emphasis on the provision of experienced and knowledgeable client service personnel to assist InfoScan subscribers in the use and interpretation of InfoScan data as well as the use of the Company's analytical software. The Company also provides numerous analytical and consulting services to both CPG manufacturers and retailers. These revenues mostly follow from subscriptions to the Company's InfoScan service and principally relate to analytical use of InfoScan data. These services are generally billed on a time and materials basis.

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

     QScan. The Company provides its QScan(TM) system to U.S. retailers in exchange for their participation in the provision of their all-store data for InfoScan Census. QScan is an information system designed to provide retailers with easy access to their scanner data. The system addresses retailers' problems of organizing and analyzing their own data bases of information for products sold in their stores. With a RISC workstation at a retailer's buying office or the Company's data center along with software provided by the Company, the QScan system allows for the processing and analysis of scanner data from all of the retailer's stores on a weekly basis.

     Software and Related Products. In close association with its worldwide InfoScan services, the Company markets analytical software to the CPG industry principally for use in accessing, managing and analyzing the Company's data bases. The Company also markets space management software for use in managing retail shelf space, software for the improved management of a manufacturer's promotion expenditures and software applications to facilitate enhanced uses of InfoScan data. The Company markets a line of software application products based on Oracle EXPRESS(R) primarily to the CPG industry. Oracle EXPRESS is a software technology designed for working with large and complex data bases. In July 1995, the Company sold its EXPRESS technology and certain software products to Oracle, while retaining ownership of certain EXPRESS-based sales and marketing software application products for use in the CPG industry. Through licensing agreements with Oracle, the Company continues to market and distribute the full line of Oracle EXPRESS software products.

     Many of the Company's U.S. and International InfoScan and QScan clients need the Oracle EXPRESS-based software application, Oracle Sales Analyzer(TM), in order to access, manage and analyze the Company's data bases. Oracle Sales Analyzer is a decision support software application built in Oracle EXPRESS and now owned by Oracle. The product provides users with a range of analytical and reporting tools. The Company typically licenses its own applications as well as Oracle Sales Analyzer in conjunction with a client's InfoScan data subscription.

     A principal source of software revenues is the provision of on-line access services to InfoScan subscribers who access InfoScan data bases residing in the Company's data warehouses. Other software revenues derive from the sale of Oracle software product licenses to InfoScan subscribers who load InfoScan data on their own computer systems and do not use the Company's on-line services. Licenses typically require a one-time paid-up license fee upon acceptance of the software and annual maintenance payments for update and support services thereafter. Oracle is entitled to receive royalties on relevant licenses granted by the Company and its distributors within the CPG industry until July 2001. Oracle is not entitled to receive royalties on other licenses granted by the Company and its data affiliates to CPG end-users. The Company anticipates that it and Oracle will negotiate new royalty rates payable to Oracle after July 2001.

     Prior to the 1995 sale to Oracle, the Company operated a decision support software business engaged in general application development using the EXPRESS product line. Following the sale to Oracle, the Company obtained rights to market, distribute and provide first line customer support for the full range of Oracle EXPRESS products. Software development work by the Company is now directed exclusively toward the development of applications for specific use in the CPG industry using the best available technology.

     The Company markets its proprietary APOLLO(TM) Space Management System software to CPG retailers, wholesalers, manufacturers and brokers in the United States and internationally. APOLLO software is designed to assist in the management of retail shelf space, providing a range of tools for space management including production of picture schematics of shelf layouts, software for evaluating space utilization and a national data base of product dimensions and product images. Variety Planner(TM) is a product assortment application offered by the Company which can be used independently or in conjunction with the APOLLO product.

     The Company's census data can be used for supply chain management solutions by both retailers and manufacturers. Until entering into an alliance with Manugistics, Inc. ("Manugistics") in 1997, the Company developed and marketed its own software and supply chain products and services aimed at helping manufacturers and retailers improve the efficiency of product replenishment across their distribution channels. Manugistics is a leading provider of software and services for synchronized supply chain management. Pursuant to the alliance, Manugistics markets supply chain planning solutions that incorporate the Company's census and causal data directly into consumer demand and supply forecasts. Manugistics also markets certain of the Company's products including APOLLO, the Company's suite of Trade Promotion Planning applications, as well as Oracle Sales Analyzer multi-dimensional query tool, all for use in conjunction with Manugistics' supply chain management solutions. Upon the establishment of the alliance, Manugistics took over support for the Company's customers using its demand planning software and consulting services.

     The Company develops and markets a number of other software products for use in the CPG industry. These include a variety of tools which help clients receive, analyze and interpret InfoScan data.

     The Company also provides a number of testing services primarily for CPG manufacturers. These include controlled retail testing, matched market analyses and related special analyses using the Company's InfoScan data bases. Controlled testing involves testing the placement of new products or changes in advertising, shelf location, price or promotional conditions in different retail outlets or different markets and involves custom manipulation and analysis of the Company's InfoScan data bases. The Company's BehaviorScan service is a test marketing system available in the United States which enables CPG manufacturers to measure the impact of different marketing variables on consumer purchase behavior on new and existing products. Typical marketing variables tested in BehaviorScan are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price and packaging changes. BehaviorScan tests compare the purchases of a group of consumers exposed to test variable(s) with the purchases of a control group of consumers not exposed to the test variable(s). A unique feature of the BehaviorScan system is its ability to deliver alternative television advertising to different groups of panel households using the Company's patented targetable television technology. BehaviorScan is currently available in six markets and is the only such electronic test marketing system in the United States. Major costs associated with the BehaviorScan system include payments to retailers, compensation to participating panel households, field personnel costs, cable television studio operation, computer resources and client service personnel costs.

INTERNATIONAL BUSINESS DEVELOPMENT

     Through subsidiaries and joint ventures with other leading marketing information firms, the Company in 1992 began offering information services in a number of countries outside of the United States. Specific services offered depend upon local country competitive conditions and the general retailer environment. The Company's major European subsidiaries and joint venture companies rely on the Company's data production facilities in the United States as well as the Company's know-how and trade secrets to provide InfoScan product tracking services.

     The Company's only significant competitor offering product tracking services internationally is the ACNielsen Company ("ACNielsen"). (See "Competition" below.) The Company competes with ACNielsen in virtually every foreign market where the Company has established information services. ACNielsen maintains a dominant market position throughout most of Europe where the Company's expenditures to establish product tracking services over the last five years have been most significant.

     United Kingdom. The Company's subsidiary in the United Kingdom offers a product tracking service under the InfoScan name to the British market. Organized in 1992 as a joint venture, the Company's initial partners were Taylor Nelson AGB plc of the United Kingdom and GfK AG of Germany ("GfK"). The Company now owns substantially all of the joint venture. In 1993, the venture expanded its sample of scanning stores, initiated the collection of causal data and began offering a fully operational scanning service covering major chains under the InfoScan name. It also expanded the service to cover stores selling health and beauty aids. Pursuant to contractual arrangements, the Company provides data production services to the subsidiary from the Company's computer facilities in Wood Dale, Illinois.

     France. The Company's subsidiary in France offers scanning-based tracking services under the InfoScan name. In 1993, the Company organized a joint venture, IRI-SECODIP S.C.S. with GfK and SECODIP S.A. to acquire the operations of SECODIP's retail audit business and the business of a former development-stage scanner-based operation of GfK.

     Since 1994, the Company has funded substantially all of the joint venture's capital requirements and the Company now owns substantially all of the joint venture interests. Pursuant to contractual arrangements, the Company provides data production services to the subsidiary from the Company's computer facilities in Wood Dale, Illinois.

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

     Germany. The Company operates a retail tracking service joint venture in Germany through a 51% owned subsidiary whose minority shares are held by GfK. From 1993 through 1996, the Company owned a 15% interest in GfK Panel Services GmbH ("GfK Panel"), then a subsidiary of GfK. During that time, GfK Panel offered both retail and consumer panel tracking services based on consumer household panel data, retail audit data, scanner data and provided related consulting studies.

     In February 1997, the retail tracking service and related software businesses were put into a new joint venture company, IRI/GfK Retail Services GmbH ("IRI/GfK Retail") in which the Company took a 51% ownership interest and GfK the remainder.

     In 1997, the Company also sold its 15% ownership interest in GfK Panel to GfK. GfK Panel continues to provide consumer panel and ad hoc research services to the German market, and GfK Panel and IRI/GfK Retail cooperate in selling and delivering services to common clients.

     Scanner data is not available from all major retailers in Germany, and as such scanner data in Germany, when available, is primarily used for diagnostic and promotion analysis rather than for provision of a product tracking service as in other major European countries. GfK provides production services to IRI/GfK Retail through GfK's facilities in Nuremberg, Germany.

     Benelux. The Company and GfK operate a joint venture which offers a scanner-based product tracking service to the Netherlands market. This scanner-based product tracking service became fully-operational in 1994. Until early 1998, this joint venture was owned 80.1% by GfK and 19.9% by the Company. In February 1998, the Company increased its ownership to 51% and took over management responsibilities. It operates under the InfoScan name, and the Company provides production services to the joint venture through the Company's computer facilities in Wood Dale, Illinois.

     In 1998, the Company also sold a 9.9% interest in GfK Panel Services Benelux B.V. and GfK Belgium S.A. reducing its ownership to 10%. Those companies operate household panel services in the Netherlands and Belgium and continue to cooperate with the Netherlands joint venture scanner operation in the sale and delivery of services to common customers.

     Turkey. The Company operates a retail audit business in Turkey which it acquired in 1993. This business conducts its service in a national sample of supermarkets, large and small grocery stores, pharmacies, cosmetic shops and other stores, provides related special consulting services and distributes IRI software products in Turkey.

     Greece. The Company operates a retail audit business in Greece which it acquired in 1994. The operation includes collecting, reporting, analyzing and interpreting national and regional sales data from retail audits.

     Sweden. The Company owns a 8% interest in a joint venture formed in 1995 with GfK for the provision of scanner-based product tracking services in Sweden. The business is managed by GfK.

     Eastern Europe, Middle East and North Africa. The Company has an alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. MEMRB provides market research throughout more than 20 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the 1995 alliance, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. The Company holds an option to acquire up to a 49% ownership interest in MEMRB.

     Japan. The Company has a wholly-owned software distribution subsidiary and a joint venture in Japan with Tokyo-based Mitsui & Co., Ltd. to provide software and information services, respectively, in Japan. The Company holds a 60% ownership in the joint venture which was formed in 1995. The operation is currently in the development stage.

     Latin America. The Company has operations in the certain Latin American markets through joint ventures and subsidiaries in Venezuela, Puerto Rico and Guatemala. The Company owns 49% of the Venezuelan joint venture, Datos Information Resources, which provides audit-based product tracking as well as ad hoc and software services to the Venezuelan market. The Company's subsidiary in Puerto Rico, offers both audit-based product tracking and ad hoc marketing research services. The Company owns 19.9% of a Guatemalan based company that provides research services in Central America. The Company has strategic alliance agreements with companies in Peru and Argentina.

TRADEMARKS, PATENTS, LICENSES AND SOFTWARE PROTECTION

     The Company is the owner of various trademarks, including InfoScan(R), InfoScan Census(TM), InfoScan Daily Census(TM), InfoForce(TM), QScan(TM), IRI Software(TM), IRI Logistics(TM), BehaviorScan(R), APOLLO(TM), The Partners(TM), Targeter(TM), TradeWins(TM), Shoppers'Hotline(R), EZPrompt(R), CouponScan(TM) and PromotionScan(TM). The Company also holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates between 1999 and 2005. Loss or infringement of these patents would likely not have a material adverse effect upon the Company's revenues.

     As a result of the sale of the EXPRESS technology and line of software products to Oracle in July 1995, the Company no longer owns a large portion of the software that is used in the delivery of InfoScan data. The Company secured a license back from Oracle assuring the continued use of the EXPRESS software in the Company's business, including rights to sublicense the software to clients of the Company. The initial term of the license is six years. After July 2001, the royalty rates owed to Oracle will be subject to renegotiation between the Company and Oracle. The Company also has rights to use various trademarks owned by Oracle, including Oracle EXPRESS(R).

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

WORKING CAPITAL PRACTICES

     The Company invoices its information service clients in accordance with agreed contract terms. Typical billing cycles are quarterly or monthly for long-term contracts and payment is typically due within 30 days of receipt of invoice. Software licenses generally require payment in full upon acceptance of software.

     The Company pays retailers cash in accordance with negotiated terms for providing scanner data for use in the InfoScan sample service. Payments to other vendors are normally made in accordance with vendor terms.

CUSTOMERS

     The Company had approximately 2,300, 1,700 and 1,300 clients using its information services in 1997, 1996 and 1995, respectively. Most of the Company's clients are CPG manufacturers in the United States or in foreign countries where the Company offers its services. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues. The Company's top ten clients accounted for approximately 33% of the Company's 1997 revenues.

BACKLOG ORDERS

     At December 31, 1997, 1996 and 1995, the Company had committed contract revenues for information services of approximately $335 million, $265 million and $235 million, respectively. Revenues on contracts generally have terms of not less than one year. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by the giving of six months written notice by either party, or 2) multi-year contracts either non-cancelable or cancelable only with significant penalties, generally by the giving of six months written notice after the initial multi-year term. Committed contract revenues include only the noncancelable portion of a contract. The portion of these committed contract revenues expected to be earned subsequent to 1998 is approximately 43%.

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

     Principal competitive factors include: quality, reliability, timeliness and comprehensiveness of analytical services and data provided; flexibility and innovation in tailoring services to client needs; experience; the capability of technical and client service personnel; data processing and decision support software; reputation; price; and geographical coverage.

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new business products and services. In this regard, the Company is actively engaged in research and development of new software services and new data base analyses and applications. Expenditures for research and development for the years ended December 31, 1997, 1996 and 1995 approximated $21.3 million, $24.9 million and $37.4 million, respectively. Included in these expenditures were $3.7 million, $5.8 million and $9.9 million of software development costs that were capitalized. Expenditures not capitalized were expensed as incurred. The figures for 1995 are higher than recent years due to the sale of certain assets, liabilities and software products previously operated by the Company's software division.

PERSONNEL

     At December 31, 1997, the Company had approximately 4,200 full-time and 2,600 part-time employees worldwide. The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff.

ITEM 2. PROPERTIES

     The Company markets and provides its information services and software support services to U.S. clients from full-service sales offices in San Francisco and Los Angeles, California; Norwalk, Connecticut; Atlanta, Georgia; Cincinnati, Ohio; Minneapolis, Minnesota; Fairfield, New Jersey; Winston-Salem, North Carolina; Plymouth Meeting, Pennsylvania as well as from its headquarters in Chicago, Illinois and software development headquarters in Waltham, Massachusetts. The Company markets to international clients through subsidiaries, joint ventures and/or offices in Australia, Belgium, Canada, France, Germany, Guatemala, Greece, Italy, Japan, Mexico, the Netherlands, New Zealand, Puerto Rico, Sweden, Turkey, United Kingdom, Venezuela and through its various distributors.

     Principal leased facilities of the Company are as follows:

                                                                                   APPROXIMATE
                                                                                   FLOOR AREA
               LOCATION                            PRINCIPAL OPERATION              (SQ. FT.)
               --------                            -------------------             -----------
Chicago, IL............................  Corporate headquarters and offices for
                                           professional staff                        427,000
Waltham, MA............................  Professional staff and computer
                                         facilities                                   67,000
Wood Dale, IL..........................  Computer facilities                          45,000
Regional sales and client service
  offices..............................  Sales, client service and analysis          236,000
International offices..................  Sales, client service, computer
                                         facilities and professional staff           200,000
Data collection facilities.............  Data collection and client test market control, cable TV studio facilities,
                                           warehouse                                 160,000

ITEM 3. LEGAL PROCEEDINGS

     On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., ACNielsen and IMS International, Inc. (collectively, "the Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortuously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and
vi) disparaging the Company to financial analysts and clients. By the Action, the Company seeks to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling.

     The Action followed legal proceedings by the Canadian Competition Tribunal in 1995 and the European Commission in 1996 against ACNielsen for anti-competitive practices. In 1995, the Canadian Competition Tribunal concluded that ACNielsen had engaged in "anti-competitive acts" with the express intent "to exclude potential competitors generally and IRI specifically" from the Canadian retail tracking and services market. In December 1996, ACNielsen signed an Undertaking to the European Commission agreeing to halt numerous contractual practices which the Company contended was part of ACNielsen's intentional and unlawful strategy aimed at preventing the Company from establishing a competitive position in Europe and eliminating the Company as a competitor.

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

     The Company was involved in a shareholder class action suit filed by certain shareholders in 1989. In 1994 a federal district court jury ruled in favor of the Company and in 1995 the Appeals Court rendered its decision in favor of the Company. The plaintiffs did not file any further appeals.

     In 1994 certain shareholders filed a class action lawsuit against the Company, and in 1994 the Company entered into an agreement to settle this lawsuit. Pursuant to the terms of the court approved settlement agreement, in 1995 the Company satisfied its obligations by issuing 211,223 shares of Common Stock valued at $2.6 million and paying $2.6 million in cash to the settlement class.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

                  NAME                      AGE    POSITION WITH COMPANY AND BUSINESS EXPERIENCE
                  ----                      ---    ---------------------------------------------
Thomas W. Wilson Jr......................   66     Chairman of the Board of Directors of the
                                                   Company since April 1995. Director of the
                                                   Company since 1991. Senior Partner of
                                                   McKinsey & Company, management consultants,
                                                   from 1973 until 1990 (retired). Director of
                                                   Aerial Communications Inc. since October
                                                   1996.
Gian M. Fulgoni..........................   50     Chief Executive Officer since January 1986;
                                                   Chairman of the Board of Directors of the
                                                   Company from February 1991 to April 1995;
                                                   Director since 1981; Director of PLATINUM
                                                   technology, inc.
Randall S. Smith.........................   46     President of International Services Group
                                                   since January 1995 and President of
                                                   Information Technology Group since February
                                                   1996; President -- International Operations
                                                   Division from December 1993 until January
                                                   1995; President of European Data Operations
                                                   Division from February 1993 until December
                                                   1993.
James R. Chambers........................   40     President of U.S. Commercial Businesses Group
                                                   since October 1997; President -- Refrigerated
                                                   Foods Division of Nabisco Foods from January
                                                   1996 to October 1997; Senior Vice
                                                   President -- Sales and Customer Service of
                                                   Nabisco Foods from November 1992 to December
                                                   1996.
Gary M. Hill.............................   50     Executive Vice President and Chief Financial
                                                   Officer of the Company since May 1995.
                                                   Financial consultant from August 1994 to
                                                   December 1994. Senior Vice President --
                                                   Finance of Itel Corporation from prior to
                                                   March 1993 to July 1994.
Edward S. Berger.........................   57     Executive Vice President since June 1993;
                                                   Secretary and General Counsel of the
                                                   Company since 1988; Division Senior Vice
                                                   President of the Company from February 1991
                                                   until June 1993.
John P. McNicholas, Jr...................   44     Senior Vice President and Controller of the
                                                   Company since June 1995; Vice President --
                                                   Controller of Itel Corporation from prior to
                                                   March 1993 to March 1995.

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

     The high and low closing sales prices for the Company's Common Stock were as follows:

                               QUARTERS                             HIGH        LOW
                               --------                             ----        ---
1996    1st quarter............................................    $15.625    $12.750
        2nd quarter............................................     15.125     12.000
        3rd quarter............................................     13.500     11.125
        4th quarter............................................     14.250     11.125
1997    1st quarter............................................    $16.000    $13.500
        2nd quarter............................................     15.125     11.875
        3rd quarter............................................     18.563     14.000
        4th quarter............................................     19.625     13.375

     The last sale price on February 27, 1998 was $14.00 per share. As of February 27, 1998 there were 1,823 record holders of the Company's Common Stock.

     The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings for use in the Company's business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. There are restrictions in IRI's bank revolving credit facility and certain lease agreements which limit the payment of dividends and the purchases or redemption of Common Stock. (See
Note 10 of the Notes to the Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31
                                                 -----------------------------------------------
                                                  1997      1996      1995      1994      1993
                                                 -------   -------   -------   -------   -------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
HISTORICAL RESULTS OF OPERATIONS(1)(2)(3)
Revenues.......................................  $ 456.3   $ 405.6   $ 399.9   $ 376.6   $ 334.5
                                                 =======   =======   =======   =======   =======
Nonrecurring expenses(4).......................       --      (4.8)    (22.8)       --      (3.0)
                                                 =======   =======   =======   =======   =======
Operating profit (loss)........................     14.8      (5.1)    (54.9)      5.3      37.9
                                                 =======   =======   =======   =======   =======
Net gain (loss) on sale of assets(5)...........       --      (4.6)     41.1        --        --
                                                 =======   =======   =======   =======   =======
Net earnings (loss) before cumulative effect of
  change in accounting principle(6)............  $   7.7   $  (7.6)  $ (11.7)  $  (8.9)  $  22.2
Cumulative effect on prior years of change in
  accounting principle(3)(7)...................       --        --        --      (6.6)      1.9
                                                 -------   -------   -------   -------   -------
Net earnings (loss)............................  $   7.7   $  (7.6)  $ (11.7)  $ (15.5)  $  24.1
                                                 =======   =======   =======   =======   =======
Net earnings (loss) per common share(3)(8):
  Before cumulative effect of accounting
     changes...................................  $   .27   $  (.27)  $  (.43)  $  (.34)  $   .88
  Cumulative effect of accounting changes
     (7).......................................       --        --        --      (.26)      .08
                                                 -------   -------   -------   -------   -------
Net earnings (loss)............................  $   .27   $  (.27)  $  (.43)  $  (.60)  $   .96
                                                 =======   =======   =======   =======   =======
Weighted average common shares.................     28.5      27.8      27.0      26.1      25.0
                                                 =======   =======   =======   =======   =======
Net earnings (loss) per common and common
  equivalent share -- assuming dilution(3)(8):
  Before cumulative effect of accounting
     changes...................................  $   .26   $  (.27)  $  (.43)  $  (.34)  $   .83
  Cumulative effect of accounting changes(7)...       --        --        --      (.26)      .07
                                                 -------   -------   -------   -------   -------
Net earnings (loss) -- assuming dilution.......  $   .26   $  (.27)  $  (.43)  $  (.60)  $   .90
                                                 =======   =======   =======   =======   =======
Weighted average common and common equivalent
  shares -- assuming dilution..................     29.1      27.8      27.0      26.1      26.7
                                                 =======   =======   =======   =======   =======
BALANCE SHEET DATA(1)(2)
Total assets...................................  $ 366.6   $ 334.5   $ 338.5   $ 346.8   $ 317.3
                                                 =======   =======   =======   =======   =======
Working capital................................     24.9      34.6      44.4      66.9      83.4
                                                 =======   =======   =======   =======   =======
Long-term debt.................................       .6       7.9       3.8      31.5       3.1
                                                 =======   =======   =======   =======   =======
Stockholders' equity...........................    241.5     226.3     229.8     227.2     228.7
                                                 =======   =======   =======   =======   =======
Book value per common and common equivalent
  share........................................  $  8.41   $  8.12   $  8.33   $  8.58   $  9.00
                                                 =======   =======   =======   =======   =======
Dividends paid per common share................       --        --        --        --        --
                                                 =======   =======   =======   =======   =======
ADDITIONAL FINANCIAL INFORMATION(1)(2)
Deferred data procurement costs................  $ 111.8   $  98.0   $  96.8   $  79.2   $  68.0
                                                 =======   =======   =======   =======   =======
Capital expenditures...........................     34.4      18.8      24.5      24.0      25.9
                                                 =======   =======   =======   =======   =======
Capitalized software costs.....................      3.7       5.8       9.9      11.7      10.2
                                                 =======   =======   =======   =======   =======

(1) In February 1997, the Company and GfK formed a new company, IRI/GfK Retail, of which the Company has a 51% ownership interest. IRI/GfK Retail purchased the German retail tracking business of GfK Panel. The consolidation of IRI/GfK Retail, which was effective February 1, 1997, did not have a material impact on the consolidated financial results or position of the Company.

(2) In 1995, the Company purchased 39% of its French joint venture, IRI-SECODIP, from its joint venture partner increasing IRI's ownership from 50% to 89%. As a result of capital contributions made since 1994, the Company now owns substantially all of the joint venture interests. IRI-SECODIP has been consolidated effective January 1, 1995.

(3) Effective January 1, 1994, the Company changed its method of recognizing revenue on its information service products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement, with the remaining revenue recognized ratably over the initial contract term. Pro forma revenues and earnings per common and common equivalent share before cumulative effect of accounting change for 1993 were $334.6 million and $.90.

(4) The $4.8 million nonrecurring charge in 1996 principally related to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operation. Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally related to European deferred data procurement costs to net realizable value and a $10.4 million charge principally related to a U.S. facility closing. Nonrecurring expenses in 1993 primarily related to a loss on the disposition of certain non-strategic assets.

(5) In December 1996, the Company recorded a $4.6 million charge primarily for the final settlement of the escrow account related to the sale of a portion of the Company's software business to Oracle in 1995. In July 1995, the Company sold to Oracle certain assets, liabilities and related software application products of its software products business resulting in a $41.1 million gain. (See Note 4 of the Notes to Consolidated Financial Statements.)

(6) The 1994 results reflected a pre-tax provision of $8.3 million related to shareholder litigation.

(7) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes (FAS 109).

(8) The Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" effective January 1, 1997. The adoption of this new accounting standard did not have a material effect on the per share disclosures for the years ended December 31, 1997, 1996, 1995 and 1994. Historical primary and fully diluted earnings per share for the year ended December 31, 1993 were $.90 and $.89, respectively, computed on outstanding weighted average common shares of 26.8 million and 27.2 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview: Over the periods presented, the Company has generated increased revenues in its U.S. business in spite of a period of intensely competitive pricing that began in 1993, through the offering of new products and services. While this intense price competition began moderating somewhat in 1996, pricing changes have a somewhat delayed effect on reported revenues in the Company's consolidated financial statements. This lagging effect is due to the long-term nature of many contracts and the fact that only a portion of such contracts come up for renewal and therefore are subject to competitive bidding in any particular year.

     In 1992, the Company began introducing its InfoScan tracking service into Europe. Due to the inherent fixed cost nature of the business and the alleged anticompetitive business practices and tactics of its major competitor, ACNielsen, losses from the International services business have been significant. In December 1996, ACNielsen signed an Undertaking with the European Commission agreeing to halt numerous contractual practices which the Company believes had hampered the Company's participation in European markets. As a result of the Undertaking, the Company believes that AC Nielsen clients can begin to benefit from the Company's services without risk of financial penalties being imposed by ACNielsen, and that a significant artificial barrier to the Company's efforts to provide services to the European markets has been removed. While the Company's International losses are now declining, cash investment in Europe will be significant until revenues increase further.

     Special Items: In July 1995, the Company sold to Oracle, certain assets, liabilities and software products relating to its on-line analytical processing business, the software products business previously operated by the Company's software division. Since this business was not a separate business segment, prior period's consolidated financial statements have not been restated. The sale resulted in a pre-tax gain of $41.1 million in 1995. In December 1996, the Company recorded a $4.6 million charge primarily for final settlement of the escrow account related to the sale.

     In addition, in 1996 the Company recorded a $4.8 million nonrecurring charge principally due to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operation. In 1995, the Company recorded a nonrecurring charge of $22.8 million principally related to the write-down of European deferred data procurement costs and the closing of a U.S. facility. Selling, general and administrative expenses in 1995 reflect approximately $6.7 million of special charges, principally related to a provision for doubtful accounts.

     Operations: Overall revenues in 1997 increased 12.5% over 1996. The Company had consolidated net earnings of $7.7 million in 1997, a consolidated net loss of ($7.6) million in 1996 and a consolidated net loss of ($11.7) million in 1995. A number of factors influenced operating performance, including: (a) the continued competitive environment in the Company's rapidly growing International services business; (b) the effects of declining price competition in the U.S.;
(c) costs related to building the Company's InfoScan Census data base and its re-engineering initiatives; (d) nonrecurring charges in 1996 and 1995 together with the impact of the sale of a portion of the Company's software business to Oracle including the net gain (loss) on sale in 1995 and 1996, respectively, as described in the preceding paragraphs.

     The Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests, ("Operating Results"), on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and Operating Results for the years ended December 31, 1997, 1996 and 1995 follows (in thousands):

                                                         1997       1996       1995
                                                       --------   --------   --------
Revenues:
  U.S. Services......................................  $366,678   $344,612   $317,553
  International Services.............................    89,649     60,991     42,165
                                                       --------   --------   --------
          Subtotal...................................   456,327    405,603    359,718
  Software products business sold to Oracle..........        --         --     40,198
                                                       --------   --------   --------
                                                       $456,327   $405,603   $399,916
                                                       ========   ========   ========
Operating Results:
  U.S. Services
     Operating profit................................  $ 38,613   $ 31,106   $ 15,286
     Equity in loss of affiliated companies..........        --         --       (200)
                                                       --------   --------   --------
          Subtotal -- U.S. Services..................    38,613     31,106     15,086
  International Services
     Operating loss..................................   (19,920)   (29,425)   (35,756)
     Equity in earnings of affiliated companies......       444         30        579
     Minority interests (expense) benefit............      (304)       986        304
                                                       --------   --------   --------
          Subtotal -- International Services.........   (19,780)   (28,409)   (34,873)
  Corporate and other expenses.......................    (3,926)    (1,965)    (3,652)
  Software products business sold to Oracle-operating
     loss............................................        --         --     (8,044)
  Nonrecurring expenses..............................        --     (4,808)   (22,759)
                                                       --------   --------   --------
Operating Results....................................  $ 14,907   $ (4,076)  $(54,242)
                                                       ========   ========   ========

     Revenues from the Company's U.S. services business in 1997 were 6.4% higher than in 1996 while revenues in the U.S. in 1996 increased 8.5% over 1995. These revenue gains were primarily the result of higher sales of the Company's Census application products and analytical services. Almost all the revenue increases came from existing customers, and the Company's market share has remained relatively unchanged over the period. U.S. operating profit increased 24% in 1997 as margins expanded on the benefit of lower expense growth resulting from the Company's continuing cost containment and reengineering initiatives. U.S. operating profits in 1996 more than doubled compared to 1995. This $16.0 million increase was due to revenue gains, the benefit of lower expense growth resulting from the Company's cost containment initiatives and production process reengineering and the effect of $6.7 million of special charges in 1995.

     International service revenues in 1997 increased 47.0% over 1996 in dollar terms despite the dampening effect of a strong U.S. dollar against European currencies. Revenues in 1997 also reflect the benefit of the consolidation of IRI's majority-owned German operation, IRI/GfK Retail, effective February 1, 1997. Excluding the German results and foreign exchange effect, European revenues increased 27.0% compared to 1996 as the Company made continued inroads with multi-national customers. International service revenues in 1996 increased 44.6% over 1995 primarily as a result of significant revenue gains in France, the U.K. and Italy due to an increase in the number of InfoScan clients and expanded usage among existing clients. The International Operating Results were a ($19.8) million loss in 1997 compared to a ($28.4) million loss in 1996. The reduced International losses are principally due to continued sharp revenue increases in each of the Company's major European countries. The loss from International operations of ($28.4) million in 1996 compared to a ($34.9) million loss in 1995. The 1995 results reflected a difficult competitive pricing environment in Europe, the ramp-up of Italian operations and high retailer costs in the U.K.

     Consolidated results in 1995 included an ($8.0) million operating loss on seven-months of operations of the software products business that was sold to Oracle in July 1995.

     Year Ended December 31, 1997: Consolidated net earnings were $7.7 million in 1997 compared to a net loss of ($7.6) million in 1996. Results in 1996 included a $4.8 million nonrecurring pretax charge principally related to the disposal of certain cable TV advertising cut-in equipment and a $4.6 million pretax charge primarily related to final settlement on the sale of a portion of the Company's software business to Oracle in 1995.

     Consolidated revenues increased 12.5% to $456.3 million in 1997. Revenues in 1997 reflected strong market share growth in Europe. International revenues also reflected the benefit of consolidating IRI's majority-owned German operation, IRI/GfK Retail, effective February 1, 1997. Excluding the German results and foreign exchange effect, consolidated revenues increased 9.5% compared to 1996.

     Consolidated cost of information services sold increased by $32.9 million, or 8.9% to $401.9 million in 1997. Major components of the 1997 increase included: (a) a $15.9 million increase in operating expenses due to the 1997 consolidation of the German operation; (b) a $10.3 million increase in the amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe; and (c) a $9.1 million increase in compensation expense resulting primarily from the growing European operations and salary increases in the U.S.

     Consolidated selling, general and administrative expenses increased by $2.7 million or 7.4% to $39.7 million in 1997. These increases were primarily attributable to higher compensation expenses worldwide and legal expenses in the U.S. Increased legal expenses related directly to the Company's antitrust lawsuit against The Dun & Bradstreet Corporation, ACNielsen Company and IMS International, Inc. In that suit, the Company is seeking $1 billion in trebled damages from the defendants for violations of U.S. antitrust laws. The case is currently in the discovery phase, and the Company anticipates incurring continued high legal expenses as the case progresses toward trial.

     Interest and other expenses were $.5 million for 1997 compared to $1.2 million in 1996. The decrease in 1997 is due to decreased bank borrowings in 1997 resulting from positive cash flow from operations. The Company's 1997 income tax expense was higher than the income tax expense computed using the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

     Year Ended December 31, 1996: Consolidated net loss was ($7.6) million in 1996 compared to a net loss of ($11.7) million in 1995. Results in 1996 included a $4.8 million nonrecurring pretax charge principally related to the disposal of certain cable TV advertising cut-in equipment and a $4.6 million pretax charge primarily related to final settlement on the sale of a portion of the Company's software business to Oracle in 1995. Results in 1995 included several special items including: (a) a $41.1 million pre-tax gain on sale of a portion of the Company's software business to Oracle; (b) a $22.8 million nonrecurring charge primarily related to the accelerated recognition of European deferred data procurement costs and the reorganization of the Company's Towne-Oller unit; and
(c) $6.7 million of special charges included in selling, general and administrative expenses, principally relating to a provision for uncollectible accounts receivable.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $20.9 million consolidated cash balance and $73.9 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

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

     Cash Flow for the Year Ended December 31, 1997: Consolidated net cash provided by operating activities was $154.3 million for the year ended December 31, 1997 compared to $102.1 million for the year ended December 31, 1996. Cash provided by operating activities increased primarily due to improved operating performance both in Europe and in the U.S. and significantly lower working capital investment in the U.S. in 1997. Consolidated cash used in net investing activities was ($147.6) million in 1997 compared to ($121.2) million in 1996. Investing activity for 1997 reflected higher purchases of equipment and deferred data procurement costs offset by lower investment in capitalized software compared to 1996. Net cash provided (used) before financing activities was $6.8 million in 1997 and ($19.1) million for 1996. Consolidated cash provided by financing activities was $3.4 million in 1997 compared to $7.1 million in 1996 when the bank line was used to fund international operating needs. Proceeds from exercises of stock options were approximately $17.2 million in 1997 and $1.7 million in 1996. In the fourth quarter of 1997, the Company purchased shares of Common Stock at an aggregate purchase price of $5.9 million.

     Cash Flow for the Year Ended December 31, 1996: Consolidated net cash provided by operating activities was $102.1 million for the year ended December 31, 1996 compared to $76.1 million in 1995. Cash provided by operating activities increased primarily due to improved operating performance in 1996. Consolidated cash used in net investing activities was ($121.2) million in 1996 compared to ($43.9) million in 1995 as the 1995 period benefited from the $92.0 million of cash proceeds received from the sale of the software products business to Oracle. Net cash provided (used) before financing activities was ($19.1) million for 1996 and $32.2 million in 1995 as 1995 cash flow was benefited by $92.0 million of proceeds from the Oracle transaction. Consolidated cash provided by (used in) net financing activities was $7.1 million in 1996 compared to ($19.1) million in 1995. The 1995 net financing activities primarily reflect the repayment of bank borrowings using proceeds from the Oracle sale.

     Financings: In October 1997, the Company replaced its $50.0 million bank revolving credit facility maturing in 1998 with a new $75.0 million facility maturing in 2001. The new facility has floating interest rate options at or below prime and commitment fees of .25% payable on the unused portion.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $69.5 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Common Stock Repurchase Plan: In November 1997 the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. The Company anticipates funding purchases out of cash on hand or available through the Company's bank revolving credit facility. As of December 31, 1997, the Company had purchased 419,200 shares under the plan at an average cost of $14.19 per share.

     Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $111.8 million, $98.0 million and $96.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's data base. The increase in deferred data procurement expenditures was related to the expansion of the Company's International services business and higher collection costs related to the expansion of multi-outlet panel in the U.S. in 1997. Deferred data procurement expenditures for the Company's U.S. services business were $71.7 million, $65.6 million and $64.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's International services business deferred data procurement expenditures were $40.1 million, $32.4 million and $32.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Management expects to continue the development of its International businesses, and accordingly, the Company's International operations will continue to require substantial investment in data procurement costs. Based upon currently projected Operating Results and cash flows, the Company's assessment is that the realizability of its International assets is not impaired. To the extent that actual Operating Results and cash flows are lower than these current projections, the Company may be required to write down a portion of these assets in future periods.

     Consolidated capital expenditures were $34.4 million, $18.8 million and $24.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Capital expenditures for the Company's U.S. services business were $29.3 million, $15.2 million and $18.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, while related depreciation expense was $16.3 million, $16.0 million and $16.1 million, respectively. The Company's International services business capital expenditures were $5.1 million, $3.6 million and $5.9 million for the years ended December 31, 1997, 1996 and 1995, respectively, while depreciation expense was $4.1 million, $4.2 million and $4.1 million, respectively.

     Consolidated capitalized software development costs were $3.7 million, $5.8 million and $9.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     NOL Carryforwards: As of December 31, 1997, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $70.8 million that expire primarily in 2009 and 2011. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. In addition, at December 31, 1997, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $8.9 million which are subject to various income tax provisions of each respective country. Approximately $3.3 million of these foreign NOLs may be carried forward indefinitely, while the remaining $5.6 million expire in 2000 through 2002. At December 31, 1997 the Company had general business tax credit carryforwards of approximately $9.5 million which expire primarily between 1999 and 2012, and are available to reduce future Federal income tax liabilities.

     Impact of Inflation: Inflation has slowed in recent years and is currently not an important determinant of the Company's results of operations. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and in the case of multi-year contracts through consumer price index provisions of such agreements.

     Year 2000: The Company has been assessing whether the hardware and software used in its businesses will function properly in connection with the transition of dates from 1999 to 2000. Based on its evaluation to date, management believes that most of the hardware and software used in the Company's businesses are either now Year 2000 compliant or will become so prior to midyear 1999 through regular product upgrades and replacements. Therefore, management currently anticipates that, in connection with bringing its own hardware and software into compliance, the Company will not incur material expenditures which would cause the Company's reported consolidated financial information not to be indicative of future consolidated operating results or financial condition.

     The Company potentially faces Year 2000 compliance issues with certain of its data vendors and tracking service clients. The Company is currently developing a plan to ensure that all such hardware and software interfacing with the Company complies with Year 2000 requirements. The Company believes that its plans to address Year 2000 concerns are adequate and does not currently anticipate significant problems with data suppliers and clients on which the Company's systems rely. If the Company's data suppliers do not become Year 2000 compliant on a timely basis, delays in the Company's data delivery to clients may occur. If clients do not become Year 2000 compliant, their ability to utilize the Company's data and services may be negatively affected. A significant disruption of service, if it were to occur, could negatively impact the Company's financial performance.

     Forward Looking Information: Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including customer renewals of service contracts, the timing of significant new customer engagements, competitive conditions in Europe, foreign currency exchange rates and other factors beyond the Company's control. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                     PAGE
                                                                     NO.
                                                                     ----
(a)  Financial Statements
     Report of Independent Auditors (Ernst & Young LLP)..........      21
     Report of Independent Certified Public Accountants (Grant
     Thornton LLP)...............................................      22
     Consolidated Balance Sheets at December 31, 1997 and 1996...      23
     Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995............................      24
     Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997, 1996 and 1995................      25
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995............................      26
     Notes to Consolidated Financial Statements..................      27
(b)  Supplementary Data
     Summary of Quarterly Data...................................      38

     Financial statement schedule is included on page 42 preceding the signature pages of this report (see Item 14).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Information Resources, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Chicago, Illinois
February 12, 1998

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

                                            GRANT THORNTON LLP

Chicago, Illinois
February 15, 1996

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                1997       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 20,925   $ 12,195
  Accounts receivable, net..................................    96,209     99,413
  Prepaid expenses and other................................     9,563      6,575
                                                              --------   --------
          Total Current Assets..............................   126,697    118,183
                                                              --------   --------
  Property and equipment, at cost...........................   180,043    147,398
  Accumulated depreciation and amortization.................  (111,628)   (92,806)
                                                              --------   --------
          Net property and equipment........................    68,415     54,592
  Investments...............................................    13,061     18,737
  Other assets..............................................   158,447    142,981
                                                              --------   --------
                                                              $366,620   $334,493
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of capitalized leases..................  $  2,266   $  2,805
  Accounts payable..........................................    49,306     36,059
  Accrued compensation and benefits.........................    20,357     17,660
  Accrued property, payroll and other taxes.................     3,068      4,506
  Accrued expenses..........................................     6,324      7,015
  Deferred revenue..........................................    20,469     15,558
                                                              --------   --------
          Total Current Liabilities.........................   101,790     83,603
                                                              --------   --------
  Long-term debt............................................       640      7,892
  Deferred income taxes, net................................    13,660      9,113
  Other liabilities.........................................     8,988      7,557
STOCKHOLDERS' EQUITY
  Preferred stock -- authorized 1,000,000 shares, $.01 par
     value; none issued.....................................        --         --
  Common stock -- authorized 60,000,000 shares, $.01 par
     value; 28,713,943 and 27,886,406 shares issued and
     outstanding, respectively..............................       287        279
  Capital in excess of par value............................   198,537    187,213
  Retained earnings.........................................    45,932     38,270
  Cumulative translation adjustment.........................    (3,214)       566
                                                              --------   --------
          Total Stockholders' Equity........................   241,542    226,328
                                                              --------   --------
                                                              $366,620   $334,493
                                                              ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                 1997          1996          1995
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Information services......................................   $456,327      $405,603      $359,718
  Software products business sold to Oracle.................         --            --        40,198
                                                               --------      --------      --------
                                                                456,327       405,603       399,916
Costs and expenses:
  Information services sold.................................   (401,876)     (368,951)     (341,566)
  Software products business sold to Oracle.................         --            --       (41,142)
  Selling, general and administrative expenses..............    (39,684)      (36,936)      (49,374)
  Nonrecurring expenses.....................................         --        (4,808)      (22,759)
                                                               --------      --------      --------
                                                               (441,560)     (410,695)     (454,841)
                                                               --------      --------      --------
Operating profit (loss).....................................     14,767        (5,092)      (54,925)
Net gain (loss) on sale of assets...........................         --        (4,600)       41,126
Interest expense and other, net.............................       (545)       (1,182)       (2,752)
Equity in earnings of affiliated companies..................        444            30           379
                                                               --------      --------      --------
Earnings (loss) before income taxes and minority
  interests.................................................     14,666       (10,844)      (16,172)
Income tax (expense) benefit................................     (6,700)        2,300         4,190
                                                               --------      --------      --------
Earnings (loss) before minority interests...................      7,966        (8,544)      (11,982)
Minority interests (expense) benefit........................       (304)          986           304
                                                               --------      --------      --------
  Net earnings (loss).......................................   $  7,662      $ (7,558)     $(11,678)
                                                               ========      ========      ========
Net earnings (loss) per common share........................   $    .27      $   (.27)     $   (.43)
                                                               ========      ========      ========
Net earnings (loss) per common and common equivalent share--
  assuming dilution.........................................   $    .26      $   (.27)     $   (.43)
                                                               ========      ========      ========
Weighted average common shares..............................     28,476        27,755        26,991
                                                               ========      ========      ========
Weighted average common and common equivalent shares --
  assuming dilution.........................................     29,069        27,755        26,991
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31,

                                                     CAPITAL IN              CUMULATIVE
                                            COMMON   EXCESS OF    RETAINED   TRANSLATION
                                            STOCK    PAR VALUE    EARNINGS   ADJUSTMENT     TOTAL
                                            ------   ----------   --------   -----------   --------
                                                                (IN THOUSANDS)
Balance at December 31, 1994..............   $265     $169,703    $57,506      $  (273)    $227,201
                                             ----     --------    -------      -------     --------
Net loss..................................     --           --    (11,678)          --      (11,678)
Shares issued:
  Employee stock option plans and other...      9       10,420         --           --       10,429
  Acquisitions and joint ventures.........      2        3,492         --           --        3,494
Translation adjustment....................     --           --         --          308          308
                                             ----     --------    -------      -------     --------
Balance at December 31, 1995..............    276      183,615     45,828           35      229,754
                                             ----     --------    -------      -------     --------
Net loss..................................     --           --     (7,558)          --       (7,558)
Shares issued from employee stock option
  plans and other.........................      3        3,598         --           --        3,601
Translation adjustment....................     --           --         --          531          531
                                             ----     --------    -------      -------     --------
Balance at December 31, 1996..............    279      187,213     38,270          566      226,328
                                             ----     --------    -------      -------     --------
Net earnings..............................     --           --      7,662           --        7,662
Shares issued from employee stock option
  plans and other.........................     12       17,269         --           --       17,281
Shares purchased..........................     (4)      (5,945)        --           --       (5,949)
Translation adjustment....................     --           --         --       (3,780)      (3,780)
                                             ----     --------    -------      -------     --------
Balance at December 31, 1997..............   $287     $198,537    $45,932      $(3,214)    $241,542
                                             ====     ========    =======      =======     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                               1997        1996        1995
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)........................................  $   7,662   $  (7,558)  $(11,678)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Amortization of deferred data procurement costs..........    101,625      87,944     82,095
  Depreciation.............................................     20,421      20,204     20,196
  Amortization of capitalized software costs and
     intangibles...........................................      6,689       7,140     10,920
  Deferred income tax expense (benefit)....................      6,329      (2,938)    (5,284)
  Equity in earnings of affiliated companies and minority
     interests.............................................       (140)     (1,016)      (683)
  Nonrecurring expenses....................................         --       4,808     22,759
  Net (gain) loss on disposition of assets.................         --       4,600    (41,126)
  Provision for losses on accounts receivable..............      1,046         719      6,295
  Other....................................................     (3,529)     (3,002)    (2,543)
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable............      5,468      (6,163)    (7,593)
     Increase in other current assets......................     (2,379)     (1,334)    (3,760)
     Increase (decrease) in accounts payable and accrued
       liabilities.........................................     11,105      (3,314)     2,382
     Increase (decrease) in deferred revenue...............       (672)        (84)     3,578
     Other, net............................................        679       2,077        583
                                                             ---------   ---------   --------
          Total adjustments................................    146,642     109,641     87,819
                                                             ---------   ---------   --------
          Net cash provided by operating activities........    154,304     102,083     76,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets........................      1,500       2,900     92,000
Deferred data procurement costs............................   (111,814)    (98,005)   (96,808)
Purchase of property and equipment.........................    (34,444)    (18,772)   (24,497)
Capitalized software costs.................................     (3,682)     (5,784)    (9,887)
Investments and net assets acquired in business
  acquisitions and other...................................        889      (1,550)    (4,750)
                                                             ---------   ---------   --------
          Net cash used by investing activities............   (147,551)   (121,211)   (43,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)...........................     (5,500)      5,500    (29,000)
Net borrowings (repayments) of capitalized leases..........     (2,291)       (880)     1,606
Purchases of Common Stock..................................     (5,949)         --         --
Proceeds from exercise of stock options and other..........     17,154       2,445      8,246
                                                             ---------   ---------   --------
          Net cash provided (used) by financing
            activities.....................................      3,414       7,065    (19,148)
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................     (1,437)       (626)        41
                                                             ---------   ---------   --------
          Net increase (decrease) in cash and cash
            equivalents....................................      8,730     (12,689)    13,092
Cash and cash equivalents at beginning of year.............     12,195      24,884     11,792
                                                             ---------   ---------   --------
Cash and cash equivalents at end of year...................  $  20,925   $  12,195   $ 24,884
                                                             =========   =========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

  Business

     Information Resources, Inc. ("IRI") and its subsidiaries (collectively the "Company") is a leading provider of UPC scanner-based business solutions to the consumer package goods ("CPG") industry. The Company obtains data primarily from electronic point-of-sale scanners in retail stores and integrates this scan data with other proprietary data collected by the Company. The Company maintains this data in massive data warehouses and provides CPG manufacturers, retailers, wholesalers and brokers with a variety of services critical to their sales, marketing and logistics operations. The Company's software products assist clients in analyzing, distributing and using the Company's data, enabling them to make more cost effective decisions in marketing, selling and distributing their products.

  Principles of Consolidation

     The consolidated financial statements include the accounts of IRI and all wholly or majority owned subsidiaries and affiliates. Minority interests reflect the non-Company owned stockholder interests in IRI-SECODIP, S.C.S., (France) ("IRI-SECODIP"), IRI InfoScan Limited (U.K.), Information Resources Japan, Ltd., and effective February 1, 1997, IRI/GfK Retail Services GmbH (Germany) ("IRI/GfK Retail"). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Reclassifications

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1997 presentation.

  Revenue Recognition

     Revenues on contracts for retail tracking services, which generally have terms of not less than one year, are recognized over the terms of the contracts. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by the giving of six months written notice by either party; or 2) multi-year contracts either non-cancelable or cancelable only with significant penalties, generally by the giving of six months written notice after the initial multi-year term. Revenues for special analytical services, market research and consulting projects are recognized as services are performed. Certain of these projects are fixed-price in nature and use the percentage-of-completion method for the recognition of revenue.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

  Research and Development

     Expenditures for research and development for the years ended December 31, 1997, 1996 and 1995 approximated $21.3 million, $24.9 million and $37.4 million, respectively. Included in these expenditures were $3.7 million, $5.8 million and $9.9 million of software development costs that were capitalized for the years ended December 31, 1997, 1996 and 1995, respectively. Expenditures not capitalized are charged to expense as incurred.

  Benefits Plan

     The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The expense recognized for the 401(k) plan totaled approximately $2.2 million, $2.0 million and $1.5 million in 1997, 1996 and 1995, respectively.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, commercial paper and funds held in money market accounts with a maturity of three months or less.

  Fair Value of Financial Instruments and Credit Risk

     The carrying value of the Company's financial instruments, cash and cash equivalents, investments and debt obligations represent a reasonable estimate of their fair value. As of December 31, 1997 and 1996, the Company had no significant concentrations of credit risk related to cash equivalents and accounts receivable.

  Property and Equipment

     Property and equipment is recorded at cost and is depreciated over the estimated service lives. For financial statement purposes, depreciation is provided by the straight-line method. The Company also capitalizes the cost of internal-use computer software as incurred and amortizes such costs over the related projects estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of their estimated service lives or the terms of their respective lease agreements. Estimated useful lives are as follows:

Computer equipment and
  software................  3 to  7 years
Market testing and other
  operating equipment.....  3 to  7 years
Leasehold improvements....  5 to 20 years
Equipment and furniture...  3 to  8 years

  Other Assets

     Other assets include deferred data procurement costs, intangible assets and capitalized software costs. Data procurement costs are amortized over a period of 28 months and include actual payments and services to retailers for point-of-sale data and causal costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the data base. Intangible assets include goodwill, solicitation rights and non-compete agreements, all of which arose from acquisitions, investment or strategic alliances. Goodwill is amortized on a straight-line basis over periods from ten to twenty years. Solicitation rights are amortized on a straight-line basis over the expected useful lives of six to ten years. Non-compete agreements are being amortized over periods from five to seven years. Capitalized costs of computer software held for sale are amortized on a straight-line basis beginning upon the software's general release date over a period not to exceed three years.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     On an ongoing basis, management reviews the valuation and amortization of these assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. Based upon currently projected cash flows, the Company's assessment is that the realizability of these assets is not impaired.

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

  Earnings (Loss) per Common and Common Equivalent Share and Stock-Based Compensation

     The Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" effective January 1, 1997. Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each year. Net earnings (loss) per common and common equivalent share -- assuming dilution is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each year. In 1997, stock options with an exercise price greater than $16.50 per share aggregating 750,262 were excluded from the weighted average shares outstanding calculation because they were antidilutive. The adoption of this new accounting standard had no effect on the per share amounts for the years ended December 31, 1997, 1996 or 1995.

     The Company accounts for stock option grants in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

  Adoption of Recent Statement of Financial Accounting Standards

     In July 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (collectively "the Standards"). The Standards are effective for fiscal years beginning after December 15, 1997 and the Company is currently investigating the impact of these Standards.

NOTE 2 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid (refunded) for interest and income taxes during the years ended December 31, was as follows (in thousands):

                                                            1997      1996      1995
                                                            ----      ----      ----
Interest.................................................  $1,346    $2,103    $4,876
Income taxes.............................................     262      (735)     (855)

     Excluded from the consolidated statements of cash flows was the effect of several non-cash investing and financing activities. In 1997, 1996 and 1995, receivables of $.5 million, $.7 million and $1.6 million, respectively, were reclassified to investment in joint ventures. In December 1995, the Company issued shares of its Common Stock having a market value of $3.5 million in connection with a strategic alliance agreement and other acquisitions. Also in 1995, the Company issued shares of Common Stock having a market value of $2.6 million in connection with the settlement of a 1994 shareholder lawsuit.

NOTE 3 -- ACQUISITIONS AND JOINT VENTURES

     In February 1997, the Company and GfK AG of Germany ("GfK") organized a new joint venture company, IRI/GfK Retail. The Company has a 51% ownership interest in IRI/GfK Retail, and GfK owns the remainder. IRI/GfK Retail purchased the German retail tracking business of GfK Panel Services GmbH

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

("GfK Panel"). The consolidation of IRI/GfK Retail, which was effective February 1, 1997, did not have a material impact on the financial results or position of the Company.

     In a separate transaction, the Company sold its previously held 15% ownership interest in GfK Panel to GfK at no book gain or loss. GfK Panel will continue to provide consumer panel and ad hoc research services and will cooperate with IRI/GfK Retail in selling and delivering services to appropriate customers.

NOTE 4 -- NET GAIN (LOSS) ON DISPOSITION OF ASSETS

     In July 1995, the Company sold to Oracle Corporation ("Oracle") certain assets, liabilities and related software application products relating to the on-line analytical processing business previously operated by the Company's software division. The sale transaction resulted in a pre-tax gain in 1995 of approximately $41.1 million. In consideration for such assets and liabilities, Oracle paid, subject to post-closing adjustment, approximately $100 million in cash, including $8.0 million to an interest-bearing escrow account. A portion of the sale proceeds were used to repay the Company's bank credit facility. The remainder of the proceeds was used to pay expenses of the sale and held for general corporate purposes. In December 1996, the Company recorded a $4.6 million charge related primarily to the final settlement of the escrow account.

NOTE 5 -- NONRECURRING EXPENSES

     Nonrecurring expenses in 1996 included a $4.8 million charge principally related to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market-testing operation. Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally related to European deferred data procurement costs to net realizable value and a $10.4 million charge principally related to a U.S. facility closing. The 1995 write-down of deferred data procurement costs was based upon the Company's assessment of the realizability of these assets in part due to lower than originally expected revenues and operating results in the Company's startup operations in the U.K. and Italy.

NOTE 6 -- INCOME TAXES

     IRI and its U.S. subsidiaries and partnerships file their U.S. Federal income tax return on a consolidated basis. As of December 31, 1997, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $70.8 million that expire primarily in 2009 and 2011. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. In addition, at December 31, 1997, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $8.9 million which are subject to the various income tax provisions of each respective country. Approximately $3.3 million of these foreign NOLs may be carried forward indefinitely, while the remaining $5.6 million expire in 2000 through 2002. At December 31, 1997 the Company had general business tax credit carryforwards of approximately $9.5 million which expire primarily between 1999 and 2012, and are available to reduce future U.S. Federal income tax liabilities.

     Domestic earnings before income taxes and minority interests were $31.4 million, $11.7 million and $27.1 million for 1997, 1996 and 1995, respectively. The foreign loss before income taxes and minority interests was ($16.7) million, ($22.5) million and ($43.3) million for 1997, 1996 and 1995, respectively. A majority of the European foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. Federal income tax return in accordance with the U.S. Internal Revenue Code.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     Income tax (expense) benefit relating to earnings (loss) before minority interests for the years ended December 31, 1997, 1996 and 1995 consisted of the following components (in thousands):

                                                           1997       1996      1995
                                                          -------    ------    ------
Current income tax (expense) benefit
  Federal...............................................  $    --    $   --    $   --
  Foreign...............................................     (371)     (638)   (1,094)
  State and local.......................................       --        --        --
                                                          -------    ------    ------
                                                             (371)     (638)   (1,094)
                                                          -------    ------    ------
Deferred income tax (expense) benefit
  Federal...............................................   (6,366)    3,805     3,282
  Foreign...............................................      549      (937)    1,181
  State and local.......................................     (512)       70       821
                                                          -------    ------    ------
                                                           (6,329)    2,938     5,284
                                                          -------    ------    ------
Income tax (expense) benefit............................  $(6,700)   $2,300    $4,190
                                                          =======    ======    ======

     The Company has reduced its deferred tax liability by its Federal, state and certain foreign NOL carryforwards in its consolidated financial statements. The Company's recognition of future tax benefits is due to the expected utilization of those benefits based upon future receipt of substantial taxable income, specifically resulting from over $111.8 million of existing net temporary differences at December 31, 1997, primarily deferred data procurement costs, capitalized software costs, and other items, most of which will reverse over the next three years.

     Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Deferred tax liabilities:
  Deferred data procurement costs...........................    $45,366    $40,098
  Capitalized software costs................................      4,669      4,732
  Acquisition related costs.................................      4,493      2,502
  Other.....................................................      8,635      2,766
                                                                -------    -------
          Total deferred tax liabilities....................     63,163     50,098

Deferred tax assets:
  Domestic NOL carryforwards................................     26,904     25,535
  Domestic tax credit carryforwards.........................      9,467      6,210
  Foreign NOL carryforwards.................................      3,648      2,440
  Revenue recognition change................................      1,404      2,097
  Reserve for nonrecurring items............................         --        664
  Reserve for compensation related items....................      5,021      3,003
  Other.....................................................     11,785      7,580
                                                                -------    -------
          Total deferred tax assets.........................     58,229     47,529
Valuation allowance on deferred tax assets..................     (8,726)    (6,544)
                                                                -------    -------
Net deferred tax assets.....................................     49,503     40,985
                                                                -------    -------
Net deferred tax liability..................................    $13,660    $ 9,113
                                                                =======    =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     The valuation allowance increased by $2.2 million in 1997 and $2.4 million in 1996, as it is more likely than not that the net operating loss and domestic tax credit carryforwards recorded by certain Company subsidiaries in these years will not be utilized to offset taxable income.

     Income tax (expense) benefit differs from the statutory U.S. Federal income tax rate of 35% applied to earnings (loss) before income taxes and minority interests for the years ended December 31, 1997, 1996 and 1995 as follows (in thousands):

                                                      1997        1996         1995
                                                     -------    ---------    --------
Statutory tax (expense) benefit....................  $(5,133)   $   3,795    $  5,660
Effects of --
  State income taxes, net of Federal income tax
     benefit.......................................     (333)          45         534
  Nondeductible meals and entertainment............     (407)        (365)       (502)
  Nondeductible acquisition/organization costs.....     (127)        (210)       (719)
  Other non-taxable income (nondeductible
     expenses).....................................      (11)          18        (374)
  Foreign losses and taxes.........................     (983)      (1,150)       (976)
  Change in valuation allowance....................      216          419          --
  Other............................................       78         (252)        567
                                                     -------    ---------    --------
                                                     $(6,700)   $   2,300    $  4,190
                                                     =======    =========    ========

NOTE 7 -- ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, were as follows (in thousands):

                                                                  1997         1996
                                                                ---------    --------
Billed.............................................             $  70,761    $ 66,135
Unbilled...........................................                29,288      37,615
                                                                ---------    --------
                                                                  100,049     103,750
Reserve for accounts receivable....................                (3,840)     (4,337)
                                                                ---------    --------
                                                                $  96,209    $ 99,413
                                                                =========    ========

     Payments received in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled accounts receivable represent revenues and fees on contracts and other services earned to date for which customers were not invoiced as of the balance sheet date.

NOTE 8 -- PROPERTY AND EQUIPMENT

     Property and equipment at December 31, were as follows (in thousands):

                                                                  1997         1996
                                                                ---------    --------
Computer equipment and software....................             $ 102,283    $ 82,708
Market testing and other operating equipment.......                24,581      14,291
Leasehold improvements.............................                16,513      15,345
Equipment and furniture............................                36,666      35,054
                                                                ---------    --------
                                                                  180,043     147,398
Accumulated depreciation and amortization..........              (111,628)    (92,806)
                                                                ---------    --------
                                                                $  68,415    $ 54,592
                                                                =========    ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

NOTE 9 -- INVESTMENTS AND OTHER ASSETS

     Investments at December 31 were as follows (in thousands):

                                                                1997        1996
                                                              --------    --------
Datos Information Resources, at cost plus equity in
  undistributed earnings....................................  $  5,143    $  5,500
GfK Panel Services GmbH, at cost............................        --       5,772
GfK Panel Services Benelux B.V., at cost....................     5,919       5,436
Other.......................................................     1,999       2,029
                                                              --------    --------
                                                              $ 13,061    $ 18,737
                                                              ========    ========

     Other assets at December 31 were as follows (in thousands):

                                                                1997        1996
                                                              --------    --------
Deferred data procurement costs -- net of accumulated
  amortization of $108,491 in 1997 and $102,372 in 1996.....  $126,733    $113,926
Intangible assets, including goodwill primarily related to
  acquisitions -- net of accumulated amortization of $10,233
  in 1997 and $12,171 in 1996...............................    16,463      13,940
Capitalized software costs -- net of accumulated
  amortization of $3,578 in 1997 and $5,554 in 1996.........     6,093      11,516
Other.......................................................     9,158       3,599
                                                              --------    --------
                                                              $158,447    $142,981
                                                              ========    ========

NOTE 10 -- LONG-TERM DEBT

     Long-term debt at December 31, was as follows (in thousands):

                                                                1997        1996
                                                              --------    --------
Bank borrowings.............................................  $     --    $  5,500
Capitalized leases..........................................     2,906       5,197
                                                              --------    --------
                                                                 2,906      10,697
Less current maturities.....................................    (2,266)     (2,805)
                                                              --------    --------
                                                              $    640    $  7,892
                                                              ========    ========

     In October 1997, the Company replaced its $50.0 million bank revolving credit facility maturing in 1998 with a new $75.0 million facility maturing in 2001. The new facility has floating interest rate options at or below prime and commitment fees of .25% are payable on the unused portion.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $69.5 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Capitalized leases primarily consist of leases for computer and communications equipment expiring through 2000. Maturities of capitalized leases during each of the years 1998 through 2000 are $2.3 million, $.5 million and $.1 million, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

NOTE 11 -- CAPITAL STOCK

  Preferred Stock Purchase Rights

     In 1989, IRI adopted a shareholder rights plan which attached preferred stock rights ("Rights") to each share of its Common Stock. During 1997, IRI amended the shareholder rights plan to, among other things, extend the terms of the Rights through 2007. Each Right entitles the holder to purchase one one-hundredth share of Preferred Stock at an exercise price of $60. The Rights become exercisable upon the acquisition of a certain percentage of IRI Common Stock or a tender offer or exchange offer for IRI Common Stock by a person or group. IRI may redeem the Rights at $.01 per Right at any time prior to a public announcement that a person or group has acquired a certain percentage of IRI's Common Stock. The Rights will expire on October 27, 2007. IRI has authority to issue one million shares of $.01 par value Preferred Stock.

  Common Stock

     At December 31, 1997, 1996 and 1995, 28,713,943, 27,886,406 and 27,587,176
shares of Common Stock, respectively were issued and outstanding. At December 31, 1997, .6 million and 4.3 million options were available for grant under the Executive Stock Option Plan and the Employee Stock Option Plan, respectively. In connection with all IRI employee and director stock plans, 12.3 million shares were reserved for issuance at December 31, 1997.

     In November 1997, the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. The Company anticipates funding purchases out of cash on hand or available through the Company's bank revolving credit facility. As of December 31, 1997, the Company had purchased 419,200 shares under the plan at an average cost of $14.19 per share.

     In May 1996, the Company's shareholders approved a stock plan for non-employee directors (the Director's Plan), authorizing the issuance of up to 100,000 shares of Common Stock. Under the Directors' Plan an eligible director is paid annually in shares of Common Stock in lieu of 75% of the cash retainer otherwise payable for services on the Board. The number of shares issued is based upon the fair market value of the Company's Common Stock. The Company issued 9,873 and 10,692 shares in 1997 and 1996 at a price of $14.36 and $14.25 per share, respectively, under the Director's Plan.

     In 1995, the Company issued 244,000 shares of Common Stock in connection with a strategic alliance agreement and acquisition of businesses and joint ventures and 211,223 shares of Common Stock in settlement of a 1994 shareholder lawsuit.

     There are restrictions in IRI's bank revolving credit facility and lease agreements which limit the payment of dividends and the purchases or redemption of Common Stock. (See Note 10.)

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     The following table presents, on an pro forma basis, net earnings (loss) and net earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 as if an alternate method of accounting as prescribed by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" for stock options had been adopted (in thousands, except per share data):

                                                           1997     1996       1995
                                                          ------   -------   --------
Net earnings (loss) -- as reported......................  $7,662   $(7,558)  $(11,678)
                                                          ======   =======   ========
Net earnings (loss) -- pro forma........................  $6,096   $(8,673)  $(13,956)
                                                          ======   =======   ========
Net earnings (loss) per common share -- as reported.....  $  .27   $  (.27)  $   (.43)
                                                          ======   =======   ========
Net earnings (loss) per common share -- pro forma.......  $  .21   $  (.31)  $   (.52)
                                                          ======   =======   ========
Net earnings (loss) per common and common equivalent
  share -- assuming dilution -- as reported.............  $  .26   $  (.27)  $   (.43)
                                                          ======   =======   ========
Net earnings (loss) per common and common equivalent
  share -- assuming dilution -- pro forma...............  $  .21   $  (.31)  $   (.52)
                                                          ======   =======   ========

     The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 6.6%, 6.7% and 5.9% for 1997, 1996 and 1995, respectively; stock price volatility factor of 46.6%, 41.4% and 41.4% for 1997, 1996 and 1995, respectively; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 1997, 1996 and 1995 was $7.21, $5.85 and $5.66, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Transactions involving stock options for the Executive and Employee Stock Option Plans are summarized as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                NUMBER      EXERCISE
                                                              OF OPTIONS     PRICE
                                                              ----------    --------
Outstanding January 1, 1995.................................   9,571,047     $14.83
Granted.....................................................   2,042,565      12.89
Canceled/Expired............................................  (2,122,603)     15.93
Exercised...................................................    (638,748)     10.20
                                                              ----------     ------
Outstanding December 31, 1995...............................   8,852,261      14.44
Granted.....................................................     430,000      12.90
Canceled/Expired............................................    (645,543)     18.43
Exercised...................................................    (288,538)      8.32
                                                              ----------     ------
Outstanding December 31, 1996...............................   8,348,180      14.26
Granted.....................................................     801,390      14.59
Canceled/Expired............................................    (651,083)     17.06
Exercised...................................................  (1,236,864)     12.38
                                                              ----------     ------
Outstanding December 31, 1997...............................   7,261,623     $14.36
                                                              ==========     ======
Exercisable December 31, 1997...............................   5,386,452     $14.47
                                                              ==========     ======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     Stock options outstanding at December 31, 1997 are as follows:

                                              WEIGHTED     OUTSTANDING                 EXERCISABLE
                                               AVERAGE      WEIGHTED                    WEIGHTED
                                              REMAINING      AVERAGE                     AVERAGE
          RANGE OF               NUMBER      CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
       EXERCISE PRICES         OUTSTANDING      LIFE          PRICE      EXERCISABLE      PRICE
       ---------------         -----------   -----------   -----------   -----------   -----------
$ 7.63 - $12.75..............   1,504,492       4.85         $10.49       1,112,449      $ 9.93
$12.88 - $14.00..............   1,895,553       7.57          13.66       1,070,865       13.58
$14.13 - $16.50..............   3,111,316       5.66          14.45       2,543,948       14.38
$17.13 - $34.00..............     750,262       5.58          23.51         659,190       23.92
                                ---------       ----         ------       ---------      ------
$ 7.63 - $34.00..............   7,261,623       5.98         $14.36       5,386,452      $14.47
                                =========       ====         ======       =========      ======

NOTE 12 -- COMMITMENTS, CONTINGENCIES AND LITIGATION

  Lease Agreements and Other Commitments

     The Company leases certain property and equipment under operating leases expiring at various dates through 2010. At December 31, 1997 obligations to make future minimum payments under all operating leases were $155.1 million in the aggregate and $33.5 million, $26.7 million, $21.3 million, $13.1 million and $11.1 million for the five years ended December 31, 2002, respectively. Rent expense for all operating leases was $36.1 million, $32.0 million and $32.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  Legal Proceedings

     In July 1996, IRI filed an action against The Dun & Bradstreet Corp., ACNielsen Company ("ACNielsen") and IMS International, Inc. (collectively, "the Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Section
Section 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: (i) entering into exclusionary contracts with retailers in several countries in order to restrict the Company's access to sales data necessary to provide retail tracking services; (ii) illegally tying services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; (iii) predatory pricing;
(iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; (v) tortuously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and (vi) disparaging the Company to financial analysts and clients. By the Action, the Company seeks to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling.

     The Action followed legal proceedings by the Canadian Competition Tribunal in 1995 and the European Commission in 1996 against ACNielsen for anti-competitive practices. In 1995, the Canadian Competition Tribunal concluded that ACNielsen had engaged in "anti-competitive acts" with the express intent "to exclude potential competitors generally and IRI specifically" from the Canadian retail tracking and services market. In December 1996, ACNielsen signed an Undertaking to the European Commission agreeing to halt numerous contractual practices which the Company contended was part of an intentional and unlawful strategy aimed at preventing the Company from establishing a competitive position in Europe and eliminating the Company as a competitor.

     In the ordinary course of business, IRI and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings. The claims and counterclaims in such litigation, including those for punitive

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon advice of counsel, that the ultimate disposition of pending litigation against the Company will not be material.

NOTE 13 -- GEOGRAPHIC AREA INFORMATION

     The Company develops and maintains data bases, decision support software, and mathematical models, primarily for the analysis of detailed information on purchasing of consumer goods, all within one industry segment -- business information services. The following table presents information about the Company by geographic areas, including operations of the General Software Business, which was sold to Oracle in 1995, (in thousands):

                                                               1997        1996        1995
                                                             --------    --------    --------
Operating revenues(a):
  To unaffiliated customers:
     United States.........................................  $366,678    $344,612    $329,340
     Europe................................................    84,549      54,520      62,693
     Other International...................................     5,100       6,471       7,882
  Transfers between geographic areas(b):
     United States.........................................        --          --       4,343
     Europe................................................        --          --       1,099
     Eliminations..........................................        --          --      (5,441)
                                                             --------    --------    --------
          Total operating revenues.........................  $456,327    $405,603    $399,916
                                                             ========    ========    ========
Operating profit (loss)(c):
     United States.........................................  $ 38,613    $ 26,699    $ (4,922)
     Europe................................................   (17,175)    (23,864)    (42,983)
     Other International...................................    (2,745)     (5,962)     (3,368)
     Corporate expenses....................................    (3,926)     (1,965)     (3,652)
                                                             --------    --------    --------
          Operating profit (loss)..........................  $ 14,767    $ (5,092)   $(54,925)
                                                             ========    ========    ========
Identifiable assets at December 31(d):
     United States.........................................  $250,816    $230,371    $239,069
     Europe................................................    99,073      87,380      84,109
     Other International...................................    16,731      16,742      15,358
                                                             --------    --------    --------
          Total identifiable assets........................  $366,620    $334,493    $338,536
                                                             ========    ========    ========

---------------

(a) Total international revenues, including export sales, were $90.9 million, $62.5 million and $72.9 million for 1997, 1996 and 1995, respectively.

(b) Transfers in 1995 related to the software products business sold to Oracle in 1995. (See Note 4.)

(c) Operating profit (loss) includes nonrecurring expenses of $4.8 million and $22.8 million in 1996 and 1995, respectively. (See Note 5.) Operating profit (loss) excludes net gain (loss) on disposition of assets of ($4.6) million and $41.1 million in 1996 and 1995, respectively. (See Note 4.)

(d) Identifiable assets, in the U.S., include investments aggregating $13.1 million, $18.7 million and $18.8 million at December 31, 1997, 1996 and 1995, respectively. (See Note 9.)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA (UNAUDITED)

     Summaries of consolidated results on a quarterly basis are as follows (in thousands, except per share data):

                                                               1997
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Revenues...................................  $105,128   $113,973   $115,601   $121,625
                                             ========   ========   ========   ========
Operating profit (loss)....................       (38)     4,587      4,282      5,936
                                             ========   ========   ========   ========
Net earnings...............................  $     55   $  2,129   $  1,982   $  3,496
                                             ========   ========   ========   ========
Net earnings per common share..............  $     --   $    .08   $    .07   $    .12
                                             ========   ========   ========   ========
Net earnings per common and common
  equivalent share -- assuming dilution....  $     --   $    .07   $    .07   $    .12
                                             ========   ========   ========   ========
     Weighted average common shares........    28,052     28,260     28,610     28,974
                                             ========   ========   ========   ========
     Weighted average common and common
       equivalent shares -- assuming
       dilution............................    28,563     28,553     29,468     29,691
                                             ========   ========   ========   ========

                                                                1996
                                              ----------------------------------------
                                               FIRST     SECOND     THIRD      FOURTH
                                              QUARTER   QUARTER    QUARTER    QUARTER
                                              -------   --------   --------   --------
Revenues....................................  $92,998   $102,955   $101,980   $107,670
                                              =======   ========   ========   ========
Nonrecurring expenses(a)....................       --         --         --     (4,808)
                                              =======   ========   ========   ========
Operating profit (loss).....................   (4,474)       771         28     (1,417)
                                              =======   ========   ========   ========
Net loss on sale of assets(b)...............       --         --         --     (4,600)
                                              =======   ========   ========   ========
Net earnings (loss).........................  $(2,247)  $    242   $     10   $ (5,563)
                                              =======   ========   ========   ========
Net earnings (loss) per common share........  $  (.08)  $    .01   $     --   $   (.20)
                                              =======   ========   ========   ========
Net earnings (loss) per common and common
  equivalent share -- assuming dilution.....  $  (.08)  $    .01   $     --   $   (.20)
                                              =======   ========   ========   ========
     Weighted average common shares.........   27,653     27,753     27,775     27,837
                                              =======   ========   ========   ========
     Weighted average common and common
       equivalent shares -- assuming
       dilution.............................   27,653     28,463     27,978     27,837
                                              =======   ========   ========   ========

---------------

(a) The nonrecurring charge in 1996 principally relates to the disposal of certain equipment.

(b) The net loss on sale of assets in 1996 is primarily for the final settlement of the escrow account related to the sale of a portion of the company's software business to Oracle.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of stockholders scheduled for May 21, 1998. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of stockholders scheduled for May 21, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of stockholders scheduled for May 21, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of stockholders scheduled for May 21, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report:

          1. Financial Statements

     The consolidated financial statements of the Company are included in Part II, Item 8 of this Report.

          2. Financial Statement Schedules

                                                              PAGE
                                                              NO.
                                                              ----
Report of Independent Certified Public Accountants on
  Schedule..................................................    41
Schedule II -- Valuation and Qualifying Accounts; Allowance
  for Doubtful Receivables..................................    42

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

         On October 27, 1997, the Company filed a Report on Form 8-K, Item 5, reporting the amendment to the Company's Rights Agreement with Harris Trust and Savings Bank, as rights agent.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Information Resources, Inc. and Subsidiaries

     In connection with our audit of the consolidated financial statements of Information Resources, Inc. and Subsidiaries referred to in our report dated February 15, 1996 which is included in Part II of this form, we have also audited Schedule II for the year ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                            GRANT THORNTON LLP

Chicago, Illinois
February 15, 1996

                                  SCHEDULE II

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        RESERVE FOR ACCOUNTS RECEIVABLE
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                               CHARGED
                                                BALANCE AT    TO COSTS       DEDUCTIONS       BALANCE AT
                                                BEGINNING        AND       (NET WRITEOFFS/      END OF
                 DESCRIPTION                    OF PERIOD     EXPENSES       RECOVERIES)        PERIOD
                 -----------                    ----------    ---------    ---------------    ----------
Year ended December 31, 1995..................    $2,926       $6,295          $(5,361)         $3,860
Year ended December 31, 1996..................    $3,860       $  719          $  (242)         $4,337
Year ended December 31, 1997..................    $4,337       $1,046          $(1,543)         $3,840

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 1998

                                            INFORMATION RESOURCES, INC.

                                            By:    /s/ GIAN M. FULGONI
                                             -----------------------------------
                                                       Gian M. Fulgoni
                                                   Chief Executive Officer

     Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

                       SIGNATURE                                             TITLE
                       ---------                                             -----

               /s/ THOMAS W. WILSON, JR.                  Chairman of the Board of Directors and
--------------------------------------------------------    Director
                 Thomas W. Wilson, Jr.

                  /s/ GIAN M. FULGONI                     Chief Executive Officer and Director
--------------------------------------------------------    [Principal executive officer]
                    Gian M. Fulgoni

                    /s/ GARY M. HILL                      Executive Vice President and Chief Financial
--------------------------------------------------------    Officer [Principal financial officer]
                      Gary M. Hill

              /s/ JOHN P. MCNICHOLAS, JR.                 Senior Vice President and Controller
--------------------------------------------------------    [Principal accounting officer]
                John P. McNicholas, Jr.

                 * /s/ JAMES G. ANDRESS                   Director
--------------------------------------------------------
                    James G. Andress

                  /s/ GERALD J. ESKIN                     Director
--------------------------------------------------------
                    Gerald J. Eskin

                 */s/ EDWIN E. EPSTEIN                    Director
--------------------------------------------------------
                    Edwin E. Epstein

                 */s/ JOHN D.C. LITTLE                    Director
--------------------------------------------------------
                    John D.C. Little

                       SIGNATURE                                             TITLE
                       ---------                                             -----

                 */s/ LEONARD M. LODISH                   Director
--------------------------------------------------------
                   Leonard M. Lodish

                 */s/ EDWARD E. LUCENTE                   Director
--------------------------------------------------------
                   Edward E. Lucente

                  */s/ EDITH W. MARTIN                    Director
--------------------------------------------------------
                    Edith W. Martin

                 */s/ JEFFREY P. STAMEN                   Director
--------------------------------------------------------
                   Jeffrey P. Stamen

                   */s/ GLEN L. URBAN                     Director
--------------------------------------------------------
                     Glen L. Urban

                *By: /s/ GIAN M. FULGONI
  ---------------------------------------------------
            Pursuant to a Power of Attorney

                                 EXHIBIT INDEX

     The following documents are the exhibits to this Report. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

                                                                           SEQUENTIAL
  EXHIBIT                                                                   DOCUMENT
   NUMBER                      DESCRIPTION OF DOCUMENT                       FILING
  -------                      -----------------------                     ----------
   3(a)      -- Copy of the certificate of incorporation of the Company dated May 27, 1982, as amended. (Incorporated by
                reference. Previously filed as Exhibit 3(a) to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1988.)                                     IBRF
    (b)      -- Copy of the bylaws of the Company, as amended.
                (Incorporated by reference. Previously filed as Exhibit
                3(b) to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1988.)                         IBRF
    (c)      -- Copy of amendments to the Certificate of Incorporation
                approved by the stockholders on May 16, 1989.
                (Incorporated by reference. Previously as Exhibit 3(c) to
                the Company's Annual Report 10-K for the fiscal year
                ended December 31, 1989.)                                     IBRF
    (d)      -- Copy of amendments to the bylaws of the Company as
                approved by the Board of Directors bringing the bylaws
                into conformity with the amendments to the Certificate of
                Incorporation approved by the stockholders May 16, 1989.
                (Incorporated by reference. Previously filed as Exhibit
                3(d) to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1989.)                         IBRF
    (e)      -- Certificate of Designations of Series A Participating
                Preferred Stock, as adopted by the Board of Directors of
                the Company on March 2, 1989 and duly filed with the
                Secretary of State of the State of Delaware March 15,
                1989. (Incorporated by reference. Previously filed as
                Exhibit 3(e) to the Company's Annual Report on Form 10-K
                for the fiscal year ended December 31, 1989.)                 IBRF
  10         -- Material Contracts
    (a)      -- 1982 Incentive Stock Option Plan adopted November 3,
                1982, as amended. (Incorporated by reference. Previously
                filed as Exhibit 10(a) to the Company's Registration
                Statement on Form S-8 filed with the SEC on December 31,
                1988.)                                                        IBRF
    (b)      -- Information Resources, Inc., Nonqualified Stock Option
                Plan effective January 1, 1984, as amended. (Incorporated
                by reference. Previously filed as Exhibit 10(b) to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 1988.)                                         IBRF
    (c)      -- Employment Agreement dated November 27, 1978 between the
                Company and Gerald Eskin. (Incorporated by reference.
                Previously filed as Exhibit 10(e) to Registration
                Statement No. 2-81544.)                                       IBRF
    (d)      -- Consulting and Noncompetition Agreement dated January 16,
                1987 between the Company and Edwin Epstein. (Incorporated
                by reference. Previously filed as Exhibit 10(e) to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1987.)                                     IBRF
    (e)      -- Employment agreement dated March 15, 1985 between the
                Company and Jeffrey Stamen. (Incorporated by reference.
                Previously filed as Exhibit 10(d) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1985, as amended on Form 8 dated April 29, 1986 and
                August 25, 1986.)                                             IBRF
    (f)      -- Employment agreements dated March 15, 1985 between the
                Company and Leonard Lodish. (Incorporated by reference.
                Previously filed as Exhibit 10.14 to Registration
                Statement No. 2-96940.)                                       IBRF

                                                                           SEQUENTIAL
  EXHIBIT                                                                   DOCUMENT
   NUMBER                      DESCRIPTION OF DOCUMENT                       FILING
  -------                      -----------------------                     ----------
    (g)      -- Noncompetition Agreement dated March 15, 1985 between the
                Company and John Little, Glen Urban, and Leonard Lodish,
                respectively. (Incorporated by reference. Previously
                filed as Exhibit 10.15 to Registration Statement No.
                2-96490.)                                                     IBRF
    (h)      -- Letter agreement dated January 17, 1989 between the
                Company and Glen Urban (Incorporated by reference.
                Previously filed as Exhibit 10(1) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1989.)                                                    IBRF
    (i)      -- Form of letter agreement between the Company and John
                D.C. Little (Incorporated by reference. Previously filed
                as Exhibit 10(m) to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1989.)            IBRF
    (j)      -- Form of Rights Plan Agreement between the Company and
                Harris Trust and Savings Bank. (Incorporated by
                reference. Previously filed on Form 8-A Registration
                Statement filed with the SEC on March 15, 1989.)              IBRF
    (k)      -- Agreement effective January 1, 1989 between the Company and Edwin Epstein, amending the Consulting and
                Noncompetition Agreement dated January 16, 1987, which
                Consulting and Noncompetition Agreement is referred to in
                Exhibit 10(d) hereof. (Incorporated by reference.
                Previously filed as Exhibit 19(a) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1989.)                                                    IBRF
    (l)      -- Letter agreement dated August 7, 1989 between the Company and Leonard Lodish (Incorporated by reference. Previously
                filed as Exhibit 3(q) to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1989.)       IBRF
    (m)      -- Employment Agreement dated November 16, 1989 between the
                Company and James G. Andress (Incorporated by reference.
                Previously filed as Exhibit 3(r) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1989.)                                                    IBRF
    (n)      -- Form of 401(k) Retirement Savings Plan and Trust adopted by the Company effective August 1, 1989. (Incorporated by
                reference. Previously filed as Exhibit 3(v) to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1989.)                                     IBRF
    (o)      -- Amended and Restated Employment Agreement dated March 16,
                1994 between the Company and Thomas M. Walker.
                (Incorporated by reference. Previously filed as Exhibit
                10(s) to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993.)                         IBRF
    (p)      -- Lease Agreement dated September 27, 1990 between
                Randolph/Clinton Limited Partnership and the Company
                (Incorporated by reference. Previously filed as Exhibit
                2.1 to the Company's Current Report on Form 8-K dated
                September 27, 1990.)                                          IBRF
    (q)      -- 1992 Employee Incentive Stock Option Plan (Incorporated
                by reference. Previously filed as Exhibit 10(x) to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1992.)                                     IBRF
    (r)      -- 1994 Employee Nonqualified Stock Option Plan.
                (Incorporated by reference. Previously filed as Exhibit
                10(y) to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993.)                         IBRF
    (s)      -- Employment Agreement dated November 4, 1993 between the
                Company and George Garrick. (Incorporated by reference.
                Previously filed as Exhibit 10(z) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1993.)                                                    IBRF

                                                                           SEQUENTIAL
  EXHIBIT                                                                   DOCUMENT
   NUMBER                      DESCRIPTION OF DOCUMENT                       FILING
  -------                      -----------------------                     ----------
    (t)      -- Credit Agreement dated May 13, 1994, between the Company and Harris Trust and Savings Bank. Superseded by Credit
                Agreement dated November 3, 1994 filed at Exhibit 10(w).
                (Incorporated by reference. Previously filed as Exhibit
                10 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1994.)                                IBRF
    (u)      -- Credit Agreement dated November 3, 1994, between the
                Company and Harris Trust and Savings Bank. (Incorporated
                by reference. Previously filed as Exhibit 10 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended September 30, 1994.)                                    IBRF
    (v)      -- Second Amendment to Lease Agreement dated September 27,
                1990 between the Company and Randolph/Clinton Limited
                Partnership. (Incorporated by reference. Previously filed
                as Exhibit 10 to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1995.)                   IBRF
    (w)      -- 1992 Executive Stock Option Plan, as amended effective
                May 24, 1995. (Incorporated by reference. Previously
                filed as Exhibit 3 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1995.)               IBRF
    (x)      -- Amended and Restated Asset Purchase Agreement dated as of
                June 12, 1995 by and between the Company and Oracle
                Corporation. (Incorporated by reference. Previously filed
                as Exhibit 2.1 to the Company's Current Report on Form
                8-K dated July 27, 1995 and filed August 11, 1995.)           IBRF
    (y)      -- 1992 Executive Stock Option Plan, as amended effective
                May 24, 1995. (Incorporated by reference. Previously
                filed as Exhibit 3 to the Company's Quarterly Reparation
                Form 10-Q for the quarter ended June 30, 1995.)               IBRF
    (z)      -- Licenses-Back Agreement dated as of July 27, 1995 between the Company and Oracle Corporation. (Incorporated by
                reference. Previously filed as Exhibit B to the Amended
                and Restated Asset Purchase Agreement dated as of July
                27, 1995 filed as Exhibit 2.1 to the Current Report on
                Form 8-K dated July 27, 1995 and filed August 11, 1995.)      IBRF
    (aa)     -- Amendment to Credit Agreement dated November 3, 1994
                between the Company, the Bank Parties thereto and Harris
                Trust and Savings Bank, as agent. Superseded by Credit
                Agreement November 10, 1995 filed at Exhibit [10(ee)].
                (Incorporated by reference. Previously filed as Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for
                the quarter ended June 30, 1995.)                             IBRF
    (bb)     -- Credit Agreement dated November 10, 1995 between the
                Company, the Bank Parties thereto and Harris Trust and
                Savings Bank, as agent. (Incorporated by reference.
                Previously filed as Exhibit 10 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1995.)                                                        IBRF
    (cc)     -- Employment Termination Agreement, dated as of March 4,
                1996 between the Company and George R. Garrick
                (Incorporated by reference. Previously filed as Exhibit
                10(dd) to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1995.)                     IBRF
    (dd)     -- Form of Information Resources, Inc.
                Directorship/Officership Agreement between the Company
                and each of its directors, executive officers and certain
                other officers. (Incorporated by reference. Previously
                filed as Exhibit 10(x) to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1994.)       IBRF

                                                                           SEQUENTIAL
  EXHIBIT                                                                   DOCUMENT
   NUMBER                      DESCRIPTION OF DOCUMENT                       FILING
  -------                      -----------------------                     ----------
    (ee)     -- Amendment to Credit Agreement dated November 10, 1995
                between the Company, the Bank Parties thereto and Harris
                Trust and Savings Bank, as agent. (Incorporated by
                reference. Previously filed as Exhibit 10(ff) to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1996.)                                     IBRF
    (ff)     -- Employment Agreement dated as of August 22, 1996, between the Company and Randall S. Smith and First Amendment to
                Employment Agreement dated November 11, 1996.
                (Incorporated by reference. Previously filed as Exhibit
                10(gg) to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1996.)                     IBRF
    (gg)     -- Information Resources, Inc. Amended and Restated 401(k)
                Retirement Savings Plan and Trust adopted by the Company
                effective May 24, 1995. (Incorporated by reference.
                Previously filed as Exhibit 10(hh) to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1996.                                            IBRF
    (hh)     -- First Amendment to the Information Resources, Inc.
                Amended and Restated 401(k) Retirement Savings Plan
                effective July 1, 1996. (Incorporated by reference.
                Previously filed as Exhibit 10(ii) to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1996.)                                           IBRF
    (ii)     -- Second Amendment to the Information Resources, Inc.
                Amended and Restated 401(k) Retirement Savings Plan
                effective March 1, 1997. (Incorporated by reference.
                Previously filed as Exhibit 10(jj) to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1996.)                                           IBRF
    (jj)     -- Trust Agreement between Information Resources, Inc. and
                Fidelity Management Trust Company dated as of July 1,
                1996. (Incorporated by reference. Previously filed as
                Exhibit 10(kk) to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1996.)            IBRF
    (kk)     -- First Amendment to Trust Agreement between Fidelity
                Management Trust Company and Information Resources, Inc.
                effective March 1, 1997. (Incorporated by reference.
                Previously filed as Exhibit 10(11) to the Company's
                Annual Report on Form 10K for the fiscal year ended
                December 31, 1996.)                                           IBRF
    (ll)     -- Credit Agreement dated October 31, 1997 among the
                Company, the Bank Parties thereto and Harris Trust and
                Savings Bank, as Agent. (Incorporated by reference.
                Previously filed as Exhibit 10 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1997.)                                                        IBRF
    (mm)     -- Rights Agreement between Information Resources, Inc. and
                Harris Trust and Savings Bank, amended and restated as of
                October 27, 1997. (Incorporated by reference. Previously
                filed as Exhibit 4.2 to the Company's Current Report on
                Form 8-A/A dated October 27, 1997 and filed October 28,
                1997.)                                                        IBRF
  18         -- Letter regarding change in accounting principle.
                (Incorporated by reference. Previously filed as Exhibit
                18 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1994.)                                IBRF
  21         -- Subsidiaries of the Registrant (filed herewith).               EF
  23         -- Consent of Independent Auditors (filed herewith).              EF
  23.1       -- Consent of Independent Certified Public Accountants
                (filed herewith).                                              EF
  24         -- Powers of Attorney (filed herewith).                           EF
  27         -- Financial Data Schedule (filed herewith).                      EF
  27.2       -- Financial Data Schedule (filed herewith).                      EF
  27.3       -- Financial Data Schedule (filed herewith).                      EF