Form 10-Q
period 1998-03-31
INFORMATION RESOURCES INC
filed 1998-05-14
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)


X    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
---  Act of 1934.

     For the quarterly period ended March 31, 1998

     Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange
---  Act of 1934.

     Commission file number 0-11428

                            INFORMATION RESOURCES, INC.
     -------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Delaware                                     36-2947987
     ------------------------------------------------  -----------------------
            (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)               Identification No.)

        150 North Clinton Street, Chicago, Illinois            60661
     ------------------------------------------------  -----------------------
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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 30, 1998 was 28,826,715.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                        PAGE
                                                                        NUMBER
         PART I.      FINANCIAL INFORMATION
         ----------------------------------

         Condensed Consolidated Balance Sheets                             3

         Condensed Consolidated Statements of Income                       4

         Condensed Consolidated Statements of Cash Flows                   5

         Notes to Condensed Consolidated Financial Statements              6

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  10





         PART II.     OTHER INFORMATION
         ----------------------------------------------------

         Item 6 - Exhibits and Reports on Form 8-K                        15

         Signatures                                                       16

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                    MARCH 31,  DECEMBER 31,
                                                      1998         1997
                                                    ---------  ------------
                                                   (UNAUDITED)
ASSETS

      CURRENT ASSETS
        Cash and cash equivalents                    $  15,094  $  20,925
        Accounts receivable, net                       101,259     96,209
        Prepaid expenses and other                       7,797      9,563
                                                     ---------  ---------
             Total Current Assets                      124,150    126,697
                                                     ---------  ---------

      Property and equipment, at cost                  184,159    180,043
        Accumulated depreciation and amortization     (114,703)  (111,628)
                                                     ---------  ---------
             Net property and equipment                 69,456     68,415

      Investments                                        8,562     13,061

      Other assets                                     166,696    158,447
                                                     ---------  ---------


                                                     $ 368,864  $ 366,620
                                                     =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
        Current maturities of capitalized leases    $   2,052  $   2,266
        Accounts payable                               43,002     49,306
        Accrued compensation and benefits              13,315     20,357
        Accrued property, payroll and other taxes       3,496      3,068
        Accrued expenses                               11,854      6,324
        Deferred revenue                               28,623     20,469
                                                    ---------  ---------
             Total Current Liabilities                102,342    101,790
                                                    ---------  ---------

        Long-term capitalized leases                       438        640
        Deferred income taxes, net                      14,586     13,660
        Other liabilities                                8,964      8,988

      STOCKHOLDERS' EQUITY
         Preferred stock-authorized 1,000,000 shares
              $.01 par value - none issued                  --         --
         Common stock - authorized 60,000,000 shares,
              $.01 par value; 28,709,170 and
              28,713,943 shares issued and
              outstanding, respectively                    287        287
         Capital in excess of par value                198,484    198,537
         Retained earnings                              47,842     45,932
         Cumulative translation adjustment              (4,079)    (3,214)
                                                     ---------  ---------
         Total Stockholders' Equity                    242,534    241,542
                                                     ---------  ---------
                                                     $ 368,864  $ 366,620
                                                     =========  =========

     The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)







                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                     --------------------
                                                          1998       1997
                                                     ---------  ---------

      Revenues                                        $119,190   $105,128

      Costs and expenses:
       Operating expenses                             (104,369)   (95,913)
       Selling, general and administrative expenses    (11,535)    (9,253)
                                                     ---------  ---------
                                                      (115,904)  (105,166)
                                                     ---------  ---------

      Operating profit (loss)                            3,286        (38)

      Interest expense and other, net                     (165)      (243)

      Equity in earnings of affiliated companies            74        160
                                                     ---------  ---------

      Earnings (loss) before income taxes and
       minority interests                                3,195       (121)

      Income tax expense                                (1,400)       (47)
                                                     ---------  ---------

      Earnings (loss) before minority interests          1,795       (168)

      Minority interests benefit                           115        223
                                                     ---------  ---------

      Net earnings                                    $  1,910   $     55
                                                     =========  =========

      Net earnings per common share - basic               $.07        $--
                                                     =========  =========

      Net earnings per common and
      common equivalent share - diluted                   $.07        $--
                                                     =========  =========

      Weighted average common shares - basic            28,671     28,052
                                                     =========  =========

      Weighted average common and
      common equivalent shares - diluted                28,946     28,563
                                                     =========  =========





     The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                      -------------------
                                                                           1998      1997
                                                                       --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                           $ 1,91    $   55
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred data procurement costs                      27,087    23,911
    Depreciation                                                          5,497     4,970
    Amortization of capitalized software costs and intangibles            1,556     1,590
    Deferred income tax expense                                           1,400        47
    Equity in earnings of affiliated companies and minority interests      (189)     (383)
    Other                                                                   365      (897)
    Change in assets and liabilities:
       Increase in accounts receivable                                   (3,942)   (1,701)
       Decrease in other current assets                                   2,109     1,541
       Decrease in accounts payable and accrued liabilities              (6,898)   (9,053)
       Increase in deferred revenue                                       8,278     5,655
       Other, net                                                        (1,343)     (686)
                                                                       --------  --------
         Total adjustments                                               33,920    24,994
                                                                       --------  --------
         Net cash provided by operating activities                       35,830    25,049

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred data procurement costs                                       (29,278)  (25,826)
  Purchase of property and equipment                                     (6,336)   (3,166)
  Capitalized software costs                                             (2,285)   (1,104)
  Proceeds  from disposition of assets and other                             97     1,730
                                                                       --------  --------
         Net cash used in investing activities                          (37,802)  (28,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net bank repayments                                                        --    (1,750)
  Repayments of capitalized leases                                         (416)   (1,030)
  Purchases of Common Stock                                              (3,839)       --
  Proceeds from exercise of stock options and other                         812     3,980
                                                                       --------  --------
         Net cash (used) provided by financing activities                (3,443)    1,200

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (416)     (684)
                                                                       --------  --------

         Net decrease in cash and cash equivalents                      (5,831)   (2,801)

  Cash and cash equivalents at beginning of period                       20,925    12,195
                                                                       --------  --------

  Cash and cash equivalents at end of period                            $15,094   $ 9,394
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Information Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown.

          Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc. and all wholly or majority owned subsidiaries and affiliates (collectively "the Company"). Minority interests reflect the non-Company owned stockholder interests within international operations, including effective February 1, 1998, IRI/GfK Retail Services B.V. (the Netherlands). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Reclassifications: Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform to the 1998 presentation.

          Adoption of Recent Statement of Financial Accounting Standards: In July 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (collectively "the Standards"). The Standards are effective for fiscal years beginning after December 15, 1997. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company is currently investigating the impact of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" for adoption in its December 31, 1998 consolidated financial statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)



   NOTE 2 - COMPREHENSIVE INCOME (LOSS)

        The comprehensive income summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net income. The components of comprehensive income/(loss) for the three months ended March 31, 1998 and 1997 were as follows (in thousands):


                                                1998       1997
                                              ------   --------

                Net income                    $1,910        $55
                Foreign currency translation
                 adjustment, net of tax         (519)    (1,481)
                                              ------   --------

                Comprehensive income (loss)   $1,391    $(1,426)
                                              ======   ========



   NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and income taxes during the period was as follows (in thousands):


                                        THREE MONTHS ENDED MARCH 31
                                        ---------------------------
                                          1998               1997
                                        ------             ------

                   Interest             $ 304               $ 525
                   Income taxes           372                 242



   NOTE 4 - THE NETHERLANDS OPERATIONS

        The Company and GfK AG of Germany ("GfK") operate a joint venture which offers a scanner-based product tracking service to the Netherlands market operating under the InfoScan name. This scanner-based product tracking service became fully-operational in 1994. Until early 1998, this joint venture was owned 80.1% by GfK and 19.9% by the Company. In February 1998, the Company increased its ownership to 51% and took over management responsibilities. The Company provides production services to the joint venture through the Company's computer facilities in Wood Dale, Illinois.

        In 1998, the Company also sold a 9.9% interest in GfK Panel Services Benelux B.V. and GfK Belgium S.A. reducing its ownership to 10%. Those companies operate household panel services in the Netherlands and Belgium and continue to cooperate with the Netherlands InfoScan operation in the sale and delivery of services to common customers.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)


NOTE 5 - ACCOUNTS RECEIVABLE

   Accounts receivable were as follows (in thousands):

                                                        MARCH 31, 1998  DECEMBER 31,1997
                                                        --------------  ----------------

         Billed                                               $ 72,859          $ 70,761
         Unbilled                                               32,051            29,288
                                                        --------------  ----------------
                                                               104,910           100,049
         Reserve for accounts receivable                        (3,651)           (3,840)
                                                        --------------  ----------------

                                                              $101,259          $ 96,209
                                                        ==============  ================

NOTE 6 - OTHER ASSETS

   Other assets were as follows (in thousands):

                                                        MARCH 31, 1998  DECEMBER 31, 1997
                                                        --------------  ----------------
         Deferred data procurement costs -
           net of accumulated amortization of
           $109,508 in 1998 and $108,491 in 1997              $128,367          $126,733

         Intangible assets, including goodwill
           primarily related to acquisitions -
           net of accumulated amortization of
           $11,012 in 1998 and $10,233 in 1997                  21,219            16,463

         Capitalized software costs - net of
           accumulated amortization of $4,252
           in 1998 and $3,578 in 1997                            7,622             6,093

         Other                                                   9,488             9,158
                                                        --------------  ----------------
                                                              $166,696          $158,447
                                                        ==============  ================

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)



   NOTE 7 - LONG-TERM DEBT

        The Company currently has a $75.0 million bank revolving credit facility maturing in 2001. The facility has floating interest rate options at or below prime and commitment fees of .15% payable on the unused portion.

        The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $65.4 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

        The Company's consolidated net earnings were $1.9 million or $.07 per diluted share for the first quarter of 1998 compared to essentially break-even earnings for the corresponding 1997 quarter. Consolidated revenues for the three months ended March 31, 1998 were $119.2 million, an increase of 13% over the corresponding quarter in 1997. This increase was the result of revenue growth in the U.S. Services business and a substantial increase in international revenues which was aided somewhat by the inclusion of the Netherlands operation effective February 1998.

        Consolidated operating expenses increased 9% to $104.4 million for the three months ended March 31, 1998 compared to $95.9 million for the same period in 1997. The increase in the first quarter of 1998 was primarily due to: (a) a $5.6 million increase in compensation expense resulting primarily from higher salaries and higher headcount required for operations, client servicing and international growth; (b) a $3.2 million increase in amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe; and (c) $1.4 million increase in operating expenses due to the consolidation of IRI/GfK Retail Services B.V.

        Consolidated selling, general and administrative expenses increased 25% to $11.5 million for the first quarter of 1998. This increase was primarily attributable to higher compensation expenses worldwide and legal expenses in the U.S. Increased legal expenses related directly to the Company's antitrust lawsuit against The Dun & Bradstreet Corporation, ACNielsen
   Company and IMS International, Inc. In that suit the Company is seeking $1 billion in trebled damages from the defendants for violations of U.S. antitrust laws. The case recently entered the discovery phase and the Company anticipates incurring its current level of legal expenses in the next several fiscal quarters as the case progresses toward trial.

        For all periods presented, the Company's effective income tax rate is greater than the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

        Based upon discussions with financial analysts, the Company considers the aggregation of operating profit (loss), equity earnings and minority interests ("Operating Results"), on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and Operating Results for the three months ended March 31, 1998 and 1997 follows (in thousands):






                                                     THREE MONTHS ENDED
                                                           MARCH 31
                                                     ------------------
                                                         1998      1997
                                                     --------  --------

        Revenues:
         U.S. Services                               $ 94,572  $ 86,090
         International Services                        24,618    19,038
                                                     --------  --------
                                                     $119,190  $105,128
                                                     ========  ========

        Operating Results:
         U.S. Services operating profit              $  9,551  $  6,863
         International Services
           Operating loss                              (4,988)   (6,485)
           Equity in earnings of affiliated company        74       160
           Minority interests                             115       223
                                                     --------  --------
              Subtotal - International                 (4,799)   (6,102)

         Corporate and other expenses                  (1,277)     (416)
                                                     --------  --------

         Operating Results                           $  3,475  $    345
                                                     ========  ========



        In the first quarter of 1998, revenues from the Company's U.S. services business were $94.6 million, an increase of 10% compared to $86.1 million for the corresponding 1997 quarter. Operating Results for the Company's U.S. businesses were $9.6 million in the first quarter of 1998 compared to $6.9 million for the first quarter of 1997. The 39% increase of U.S. Operating Results was due to the growth in revenues together with the benefit of lower expense growth resulting from cost containment initiatives and the relatively high fixed cost structure of the Company's database operations.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



        First quarter 1998 revenues from the Company's International businesses were $24.6 million, an increase of 29% over the corresponding 1997 quarter. Results in the first quarter of 1998 reflect the consolidation of IRI's majority-owned operations in the Netherlands, IRI/GfK Retail Services, B.V., effective February 1, 1998. Excluding the revenues from the Netherlands and adjusted for foreign exchange effects, European revenues increased 26% compared to the first quarter of 1997. International revenue increases were accomplished despite the depreciation of several foreign currencies against a strong U.S. dollar. Operating Results for the Company's International businesses were a ($4.8) million loss in the first quarter of 1998 compared to a ($6.1) million loss in the corresponding 1997 quarter. The improved International results were principally due to continuing revenue growth of the Company's major European services.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


   LIQUIDITY AND CAPITAL RESOURCES

        The Company's current cash resources include its $15.1 million consolidated cash balance and $75.0 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

        The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $65.4 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

        Cash Flow: Consolidated net cash provided by operating activities was $35.8 million for the three months ended March 31, 1998 compared to $25.0 million for the same period in 1997, primarily due to improved operating performance and lower working capital investment in 1998. Consolidated cash used in net investing activities was ($37.8) million in 1998 compared to ($28.4) million for the same period in 1997. Investing activity for the first quarter of 1998 reflects higher expenditures in the U.S. business for both data procurement costs and purchases of property and equipment when compared to the first quarter of 1997. Net cash used before financing activities was ($2.0) million for the three months ended March 31, 1998 and ($3.3) million for the same period of 1997. Consolidated cash (used) provided by net financing activities was ($3.4) million for the three months ended March 31, 1998 compared to $1.2 million for the same period in 1997. The first quarter of 1998 reflects $3.8 million of purchases of Common Stock under the stock purchase plan approved by the Company's Board of Directors in November 1997.

        Common Stock Purchase Plan: In November 1997, the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. Through March 31, 1998, the Company has purchased a cumulative total of 487,000 shares of its Common Stock at an average price of just over $14 per share. Purchases of Common Stock during the quarter ended March 31, 1998 aggregated 67,600 shares at an average price of $13.36 per share.

        Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $29.3 million for the three months ended March 31, 1998 and $25.8 million for the same period in 1997. These expenditures are amortized over a period of 28 months and include

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


   payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying other data which are an essential part of the Company's data base. Such expenditures for the Company's U.S. services business were $18.9 million and $16.4 million for the periods ended March 31, 1998 and 1997, respectively, and $10.4 million and $9.4 million, respectively, for the Company's International services business.

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

        Consolidated capital expenditures were $6.3 million and $3.2 million for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures for the Company's U.S. services business were $5.2 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively, while related depreciation expense was $4.4 million and $4.0 million, respectively. The Company's International services business capital expenditures were $1.1 million and $.9 million for the three months ended March 31, 1998 and 1997, while related depreciation expense was $1.1 million and $1.0 million, respectively.

        Consolidated capitalized software development costs were $2.3 million and $1.1 million for the three months ended March 31, 1998 and 1997, respectively.

        NOL Carryforwards: As of December 31, 1997, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $70.8 million that expire primarily in 2009 and 2011. At December 31, 1997, the Company had general business tax credit carryforwards of approximately $9.5 million which expire primarily between 1999 and 2012, and are available to reduce future Federal income tax liabilities. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. In addition, at December 31, 1997, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $8.9 million which are subject to various income tax provisions of each respective country. Approximately $3.3 million of these foreign NOL's may be carried forward indefinitely, while the remaining $5.6 million expire in 2000 and 2002.

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

        Forward Looking Information: Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including customer renewals of service contracts, the timing of significant new customer engagements, increased competitive conditions in Europe, foreign currency exchange rates and other factors beyond the Company's control. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION





   Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits


          Exhibit No.  Description of Exhibit                     Page
          -----------  -----------------------------------------  ----

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




                                     INFORMATION RESOURCES, INC.
                                     ---------------------------
                                     (Registrant)





                                     /s/  Gary M. Hill
                                     -----------------
                                     Gary M. Hill
                                     Executive Vice President
                                     and Chief Financial Officer
                                     (Authorized officer of Registrant and
                                     principal financial officer)






                                    /s/  John P. McNicholas, Jr.
                                    ----------------------------
                                    John P. McNicholas, Jr.
                                    Senior Vice President and Controller
                                    (Principal accounting officer)






May 14, 1998