Form 10-Q
period 1998-06-30
INFORMATION RESOURCES INC
filed 1998-08-13
CIK 714278

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)


X Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

       For the quarterly period ended June 30, 1998

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


     Commission file number 0-11428


                      INFORMATION RESOURCES, INC.
                      ----------------------------
         (Exact name of registrant as specified in its charter)

          Delaware                                  36-2947987
----------------------------                    ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

150 North Clinton Street, Chicago, Illinois            60661
-------------------------------------------     ------------------
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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 31, 1998 was 29,142,531.

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

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)




ASSETS                                                  JUNE 30, 1998      DECEMBER 31, 1997
                                                        -------------      ------------------
                                                         (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                              $16,254                $20,925
  Accounts receivable, net                               100,790                 96,209
  Prepaid expenses and other                               5,182                  9,563
                                                       ---------              ---------
      Total Current Assets                               122,226                126,697
                                                       ---------              ---------

Property and equipment, at cost                          194,972                180,043
  Accumulated depreciation and amortization             (120,358)              (111,628)
                                                       ---------              ---------
      Net property and equipment                          74,614                 68,415

Investments                                                8,664                 13,061

Other assets                                             168,986                158,447
                                                       ---------              ---------

                                                        $374,490               $366,620
                                                       =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of capitalized leases                $2,084                 $2,266
  Accounts payable                                        38,474                 49,306
  Accrued compensation and benefits                       18,738                 20,357
  Accrued property, payroll and other taxes                3,351                  3,068
  Accrued expenses                                        12,425                  6,324
  Deferred revenue                                        24,938                 20,469
                                                       ---------              ---------
      Total Current Liabilities                          100,010                101,790
                                                       ---------              ---------

Long-term capitalized leases                                  70                    640
Deferred income taxes, net                                17,319                 13,660
Other liabilities                                          8,629                  8,988

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
      $.01 par value - none issued
  Common stock - authorized 60,000,000 shares,
      $.01 par value; 28,995,812 and
      28,713,943 shares issued and
      outstanding, respectively                              290                    287
  Capital in excess of par value                         201,676                198,537
  Retained earnings                                       51,283                 45,932
  Cumulative translation adjustment                       (4,787)                (3,214)
                                                       ---------              ---------
      Total Stockholders' Equity                         248,462                241,542
                                                       ---------              ---------
                                                        $374,490               $366,620
                                                       =========              =========



    The accompanying notes are an integral part of these statements.

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               UNAUDITED
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30                  JUNE 30
                                                     ---------------------    -------------------
                                                     1998         1997        1998         1997
                                                     ----         ----        ----         ----
Revenues                                             $ 129,392    $ 113,973   $ 248,582    $ 219,101

Costs and expenses:
 Operating expenses                                   (112,039)    (100,260)   (216,408)    (196,173)
 Selling, general and administrative expenses          (11,436)      (9,126)    (22,971)     (18,379)
                                                      ---------    ---------   ---------    ---------
                                                      (123,475)    (109,386)   (239,379)    (214,552)
                                                      ---------    ---------   ---------    ---------

Operating profit                                         5,917        4,587       9,203        4,549

Interest expense and other, net                            (45)        (261)       (210)        (504)

Equity in earnings of affiliated companies                 220          184         294          344
                                                     ---------    ---------    ---------    ---------

Earnings before income taxes and
 minority interests                                      6,092        4,510       9,287        4,389

Income tax expense                                      (2,400)      (2,000)     (3,800)      (2,047)
                                                     ----------    ---------   ---------    ---------

Earnings before minority interests                       3,692        2,510       5,487        2,342

Minority interests expense                                (251)        (381)       (136)        (158)
                                                     ----------    ---------   ---------    ---------

Net earnings                                         $   3,441    $   2,129    $  5,351    $  2 ,184
                                                     ==========   ==========   =========   ==========

Net earnings per common share -
 basic                                               $     .12    $     .08    $    .19    $     .08
                                                     ==========   ==========   =========   ==========

Net earnings per common and
 common equivalent share - diluted                   $     .12    $     .07    $    .18    $     .08
                                                     ==========   ==========   =========   =========

Weighted average common shares - basic                  28,860       28,260      28,766       28,156
                                                     ==========   ==========   =========   =========

Weighted average common and
 common equivalent shares - diluted                     29,839       28,553      29,393       28,558
                                                     ==========   ==========   =========   ==========



    The accompanying notes are an integral part of these statements.

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               UNAUDITED
                             (IN THOUSANDS)


                                                                         SIX MONTHS ENDED JUNE 30
                                                                         ------------------------
                                                                            1998         1997
                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                               $ 5,351      $ 2,184
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Amortization of deferred data procurement costs                           55,500       49,147
  Depreciation                                                              11,244        9,961
  Amortization of capitalized software costs and intangibles                 2,916        2,983
  Deferred income tax expense                                                3,800        2,047
  Equity in earnings of affiliated companies and minority interests           (158)        (186)
  Other                                                                       (429)      (1,927)
  Change in assets and liabilities:
   Decrease (increase) in accounts receivable                               (3,507)       1,877
   Decrease (increase) in other current assets                                 108         (413)
   Decrease in accounts payable and accrued liabilities                     (3,837)      (3,813)
   Increase in deferred revenue                                              8,963        6,936
   Other, net                                                               (2,159)        (846)
                                                                           --------     --------
        Total adjustments                                                   72,441       65,766
                                                                           --------     --------
         Net cash provided by operating activities                          77,792       67,950

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deferred data procurement costs                                           (58,672)     (55,387)
 Purchase of property and equipment                                        (17,587)     (10,802)
 Capitalized software costs                                                 (4,763)      (1,843)
 Proceeds from disposition of assets and other                                  98        2,052
                                                                           --------     --------
      Net cash used in investing activities                                (80,924)     (65,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net bank loan repayments                                                       --       (5,500)
 Repayments of capitalized leases                                             (752)      (1,464)
 Purchases of Common Stock                                                  (5,424)          --
 Proceeds from exercise of stock options and other                           4,794        5,356
                                                                           --------     --------
      Net cash used by financing activities                                 (1,382)      (1,608)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (157)        (881)
                                                                           --------     --------

 Net decrease in cash and cash equivalents                                  (4,671)        (519)

 Cash and cash equivalents at beginning of period                           20,925       12,195
                                                                           --------     --------

 Cash and cash equivalents at end of period                                $16,254      $11,676
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

     Adoption of Recent Statement of Financial Accounting Standards: In July 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (collectively "the Standards"). The Standards are effective for fiscal years beginning after December 15, 1997. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company is currently investigating the impact of Statement of Financial Accounting Standards No. 131. "Disclosures about Segments of an Enterprise and Related Information" for adoption in its December 31, 1998 consolidated financial statements.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

     The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997 were as follows (in thousands):



                              THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                              --------------------------      ------------------------
                                    1998        1997            1998        1997
                                    ----        ----            ----        ----
   Net earnings                     $ 3,441     $ 2,129         $ 5,351    $ 2,184
   Foreign currency translation
    adjustment, net of tax             (426)       (853)           (945)    (2,334)
                                    -------     -------         --------   --------
   Comprehensive income (loss)      $ 3,015     $ 1,276         $ 4,406    $  (150)
                                    =======     =======         ========   ========

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                              (UNAUDITED)



NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid (refunded) for interest and income taxes during the period was as follows
(in thousands):

                                                SIX MONTHS ENDED JUNE 30
                                                ------------------------
                                                  1998          1997
                                                  ----          ----
    Interest                                      $  557        $  772

    Income taxes                                     (78)          328



NOTE 4 - THE NETHERLANDS OPERATIONS

     The Company and GfK AG of Germany ("GfK") operate a joint venture which offers a scanner-based product tracking service to the Netherlands market operating under the InfoScan name. This scanner-based product tracking service became fully-operational in 1994. Until early 1998, this joint venture was owned 80.1% by GfK and 19.9% by the Company. In February 1998, the Company increased its ownership to 51% and assumed overall management responsibilities. The Company provides production services to the joint venture through the Company's computer facilities in Wood Dale, Illinois. The consolidation of the Netherlands did not have a material impact on the consolidated financial results or position of the Company.

     In 1998, the Company sold a 9.9% interest in GfK Panel Services Benelux B.V. and GfK Belgium S.A. reducing its ownership to 10%. Those companies operate household panel services in the Netherlands and Belgium and continue to cooperate with the Netherlands InfoScan operation in the sale and delivery of services to common customers.


NOTE 5 - ACCOUNTS RECEIVABLE

     Accounts receivable were as follows (in thousands):


                                            JUNE 30, 1998       DECEMBER  31, 1997
                                            -------------       ------------------
    Billed                                  $  70,592                $  70,761
    Unbilled                                   34,017                   29,288
                                             --------                  -------
                                              104,609                  100,049
    Reserve for accounts receivable            (3,819)                  (3,840)
                                             --------                  -------

                                            $ 100,790                $  96,209
                                             ========                  =======

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                              (UNAUDITED)



NOTE 6 - OTHER ASSETS

Other assets were as follows (in thousands):


                                               JUNE 30, 1998    DECEMBER 31, 1997
                                               -------------    -----------------
Deferred data procurement costs -
   net of accumulated amortization of
   of $112,194 in 1998 and $108,491 in 1997    $   130,753         $   126,733

Intangible assets, including goodwill
   primarily related to acquisitions -
   net of accumulated amortization of
   $11,602 in 1998 and $10,233 in 1997              19,894              16,463

Capitalized software costs - net of
   accumulated amortization of $4,484
   in 1998 and $3,578 in 1997                        9,373               6,093

Other                                                8,966               9,158
                                                 ---------           ---------

                                               $   168,986         $   158,447
                                                 =========           =========


NOTE 7- LONG-TERM BANK DEBT

     The Company currently has a $75.0 million bank revolving credit facility maturing in 2001. The facility has floating interest rate options at or below prime and commitment fees of .15% payable on the unused portion.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $67.7 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's consolidated net earnings were $3.4 million or $.12 per diluted share for the second quarter of 1998 compared to $2.1 million or $.07 per diluted share for the corresponding 1997 quarter. Consolidated net earnings were $5.4 million or $.18 per diluted share for the six months ended June 30, 1998 compared to $2.2 million or $.08 per diluted share for the corresponding period of 1997. Consolidated revenues for the quarter ended June 30, 1998 were $129.4 million, an increase of 14% over the corresponding quarter in 1997. Consolidated revenues were $248.6 million for the six months ended June 30, 1998, an increase of 13% over the corresponding period of 1997. This increase was the result of revenue growth in the U.S. Services business and a substantial increase in international revenues which was aided somewhat by the consolidation of IRI's majority-owned Netherlands operation effective February 1998.

     Consolidated operating expenses increased 12% to $112.0 million for the quarter ended June 30, 1998 compared to $100.3 million for the second quarter of 1997. The increase in 1998 was primarily due to: (a) a $5.2 million increase in compensation expense resulting primarily from higher salaries and higher headcount required for operations, client servicing and international growth; (b) a $3.2 million increase in amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe; and (c) $1.6 million increase in operating expenses due to the consolidation of IRI/GfK Retail Services B.V. Consolidated operating expenses increased 10% to $216.4 million for the six months ended June 30, 1998 compared to $196.2 million for the same period in 1997. The increase in 1998 was primarily due to: (a) a $10.8 million increase in compensation expense; (b) a $6.4 million increase in amortization of deferred data procurement costs; and (c) $3.0 million increase in operating expenses due to the consolidation of IRI/GfK Retail Services B.V.

     Consolidated selling, general and administrative expenses increased 25% to $11.4 million for the three months ended June 30, 1998. This increase was primarily attributable to higher compensation expenses worldwide and legal expenses in the U.S. Increased legal expenses related directly to the Company's antitrust lawsuit against The Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc. In that suit, filed in 1996, the Company is seeking $1 billion in trebled damages from the defendants for violations of U.S. antitrust laws. The case is currently in the discovery phase, and the Company anticipates incurring its present level of legal expenses as the case progresses toward trial.

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Consolidated selling, general and administrative expenses increased 25% to $23.0 million for the six months ended June 30, 1998. This increase was primarily attributable to higher compensation expenses worldwide and legal expenses in the U.S.

     For all periods presented, the Company's effective income tax rate is greater than the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

     Based upon discussions with financial analysts, the Company considers the aggregation of operating profit (loss), equity earnings and minority interests ("Operating Results"), on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and Operating Results for the three and six months ended June 30, 1998 and 1997 follows (in thousands):


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30                          JUNE 30
                                                     --------------------            ----------------------
                                                      1998           1997            1998              1997
                                                      ----           ----            ----              ----
Revenues:
 U.S. Services                                        $  99,371     $  91,265       $  193,943         $  177,355
 International Services                                  30,021        22,708           54,639             41,746
                                                      ---------     ---------       ----------         ----------
                                                      $ 129,392     $ 113,973       $  248,582         $  219,101
                                                      =========     =========       ==========         ==========
Operating Results:
 U.S. Services operating profit                       $  11,536     $  10,433       $   21,087         $   17,296

 International Services
    Operating loss                                       (3,973)       (5,174)          (8,961)           (11,659)
    Equity in earnings of affiliated companies              220           184              294                344
    Minority interests                                     (251)         (381)            (136)              (158)
                                                      ---------     ---------       ----------         ----------
      Subtotal - International                           (4,004)       (5,371)          (8,803)           (11,473)

 Corporate and other expenses                            (1,646)         (672)          (2,923)            (1,088)
                                                      ---------     ---------       ----------         ----------
 Operating Results                                    $   5,886     $   4,390       $    9,361         $    4,735
                                                      =========     =========       ==========         ==========

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

     In the second quarter of 1998, revenues from the Company's U.S. Services business were $99.4 million, an increase of 9% over the corresponding 1997 quarter. U.S. revenues in the first six months of 1998 were $193.9 million also 9% higher than during the same period of 1997. These revenue increases were primarily due to the increased use of the Company's services and products by existing customers, particularly Census-based services measuring brand purchasing at individual retailers. Second quarter 1998 revenues from the Company's International businesses were $30.0 million, an increase of 32% over the corresponding 1997 quarter. For the six months ended June 30, 1998, International revenues were $54.6 million, an increase of 31% over the first half of 1997. Results in 1998 reflected the consolidation of IRI's majority-owned operations in the Netherlands, IRI/GfK Retail Services, B.V., effective February 1, 1998 and the dampening effect of the strong U.S. dollar against certain European currencies. Excluding the revenues from the Netherlands and adjusted for foreign exchange effects, European revenues increased 26% for both the second quarter of 1998 and the first six months of 1998 compared to the same periods of 1997.

     Consolidated Operating Results were $5.9 million in the second quarter of 1998 compared to $4.4 million for the second quarter of 1997. For the six months ended June 30, 1998, consolidated Operating Results were $9.4 million compared to $4.7 million for the corresponding period of 1997.

     Operating Results for the Company's U.S. businesses were $11.5 million in the second quarter of 1998 up 11% over the second quarter of 1997. Operating Results for the U.S. businesses increased 22% to $21.1 million for the six months ended June 30, 1998. The increases in U.S. Operating Results were due to the growth in revenues together with the benefit of lower expense growth resulting largely from the relatively high fixed cost structure of the Company's database operations.

     Operating Results for the Company's International businesses were a ($4.0) million loss in the second quarter of 1998 compared to a ($5.4) million loss in the corresponding 1997 quarter. Operating Results for the company's International businesses were an ($8.8) million loss for the six months ended June 30, 1998 compared to a ($11.5) million loss in the corresponding 1997 period. The improved International results were principally due to continuing revenue growth of the Company's major European services.

     Corporate and other expenses increased $1.0 million and $1.8 million for the three and six months ended June 30, 1998, respectively. The increase was primarily attributable to increased legal expenses in the U.S.

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $16.3 million consolidated cash balance and $75.0 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $67.7 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Cash Flow: Consolidated net cash provided by operating activities was $77.8 million for the six months ended June 30, 1998 compared to $68.0 million for the same period in 1997, primarily due to improved operating performance and offset somewhat by higher working capital investment resulting from overall business growth in 1998. Consolidated cash used in net investing activities was ($80.9) million in 1998 compared to ($66.0) million for the same period in 1997. Investing activity in the first six months of 1998 reflects higher expenditures in the U.S. business for purchases of property and equipment, data procurement costs and software development costs, compared to the same period of 1997. Higher capital expenditures in the first six months of 1998 were primarily due to investment in equipment required to expand the Company's household panel services. Net cash provided (used) before financing activities was ($3.1) million for the six months ended June 30, 1998 and $2.0 million for the same period of 1997 due to the higher investing activities in 1998. Consolidated cash used by net financing activities was ($1.4) million for the six months ended June 30, 1998 compared to ($1.6) million for the same period in 1997. The six months ended June 30, 1998 reflected $5.4 million of purchases of the Company's Common Stock under its stock purchase plan.

     Common Stock Purchase Plan: In November 1997, the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. Through June 30, 1998, the Company had purchased a cumulative total of 575,300 shares of its Common Stock at an average price of $14.60 per share. Pursuant to the plan, purchases of Common Stock during the six months ended June 30, 1998 aggregated 156,100 shares at an average price of $15.71 per share.

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $58.7 million for the six months ended June 30, 1998 and $55.4 million for the same period in 1997. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying other data which are an essential part of the Company's data base. Such expenditures were $37.8 million and $35.4 million for the periods ended June 30, 1998 and 1997, respectively, for the Company's U.S. services business and $20.9 million and $20.0 million, respectively, for the Company's International services business.

     Management expects to continue the development of its businesses in Europe, and accordingly, the Company's European operations will continue to require substantial investment in data procurement costs. Based upon currently projected Operating Results and cash flows, the Company's assessment is that the realizability of its International assets is not impaired. Should actual Operating Results and cash flows be materially lower than current projections, the Company may be required to write down a portion of these assets in future periods.

     Consolidated capital expenditures were $17.6 million and $10.8 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures for the Company's U.S. services business were $15.0 million and $8.6 million, while depreciation expense was $8.9 million and $8.0 million for the six months ended June 30, 1998 and 1997, respectively. The Company's International services business capital expenditures were $2.6 million and $2.2 million while depreciation expense was $2.3 million and $2.0 million, for the six months ended June 30, 1998 and 1997, respectively.

     Consolidated capitalized software development costs were $4.8 million and $1.8 million for the six months ended June 30, 1998 and 1997, respectively.

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

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Impact of Inflation: Inflation is currently not an important determinant of the Company's results of operations. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and, in the case of multi-year contracts, through consumer price index provisions in such agreements.

     Year 2000: The Company has been assessing whether the information technology systems, specifically hardware and software, and other non-information technology systems, such as facilities and equipment, used in its businesses will function properly in connection with the transition of dates from 1999 to 2000. The Company expects to complete the assessment phase in the early fall of 1998 and make any required systems adjustments prior to June 30, 1999. Based on its evaluation to date, management believes that most of the systems used in the Company's businesses are either now Year 2000 compliant or will become so prior to midyear 1999 through regular product upgrades and replacements. Therefore, management currently anticipates that, in connection with bringing its own systems into compliance, the Company will not incur material expenditures which would cause the Company's reported consolidated financial information not to be indicative of future consolidated operating results or financial condition.

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

     The Company believes that its assessment plan of both information technology and non-information technology systems is adequate to identify all material risks to the operations of the Company and therefore the Company does not anticipate the need to establish a contingency plan at this time. The Company will continue to evaluate the need for a contingency plan through the completion of both the assessment phase and during the systems adjustments phase in order to provide reasonable assurance that the consequences of the Year 2000 do not result in a material affect on the Company's business, results of operations or financial condition.

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Forward Looking Information: Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including customer renewals of service contracts, the timing of significant new customer engagements, competitive conditions in Europe, foreign currency exchange fluctuations, Year 2000 issues and other factors beyond the Company's control. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission.

              INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                PART II

                           OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders.

    a. The annual meeting of Stockholders of the Company was held May 21, 1998.

    b. Without solicitation in opposition, the nominees listed in the proxy statement soliciting proxies were elected as directors to serve for a three-year term ending in 2001 as follows:


             Name                   Votes For       Votes Withheld
             ----                   ---------       --------------
         Gian M. Fulgoni            22,789,985         1,402,899
         Leonard M. Lodish, Ph.D.   22,784,853         1,408,031
         Edith W. Martin, Ph.D.     22,789,935         1,408,949
         Thomas W. Wilson, Jr.      22,789,923         1,408,961


         Following is the name of each other director whose term of office as a director continued after the meeting for terms ending in either 1999 or 2000: James G. Andress, Edwin E. Epstein, Edward E. Lucente, Jeffrey P. Stamen, Gerald J. Eskin, Ph.D., John D.C. Little, Ph.D., and Glen L. Urban, Ph.D.

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





                                      INFORMATION RESOURCES, INC.
                                      -----------------------------
                                      (Registrant)






                                      /s/  Gary M. Hill
                                      -----------------------------
                                      Gary M. Hill
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Authorized officer of Registrant and
                                      principal financial officer)




                                      /s/  John P. McNicholas, Jr.
                                      -----------------------------
                                      John P. McNicholas, Jr.
                                      Senior Vice President and Controller
                                      (Principal accounting officer)



August 13, 1997