Form 10-Q
period 1998-09-30
INFORMATION RESOURCES INC
filed 1998-11-13
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

X    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
--   Exchange Act of 1934.

        For the quarterly period ended September 30, 1998

-- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 30, 1998 was 28,247,204.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX



                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION                                           ------
-------------------------------

Condensed Consolidated Balance Sheets                                       3

Condensed Consolidated Statements of Operations                             4

Condensed Consolidated Statements of Cash Flows                             5

Notes to Condensed Consolidated Financial Statements                        6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            10





PART II.  OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports Form 8-K                                    19

Signatures                                                                20

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



ASSETS                                                    SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                          ------------------      -----------------
                                                              (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                   $     7,424            $  20,925
  Accounts receivable, net                                         99,854               96,209
  Prepaid expenses and other                                       12,541                9,563
                                                              -----------            ---------
      Total Current Assets                                        119,819              126,697
                                                              -----------            ---------

Property and equipment, at cost                                   172,439              180,043
  Accumulated depreciation and amortization                       (94,215)            (111,628)
                                                              -----------            ---------
      Net property and equipment                                   78,224               68,415

Investments                                                         8,922               13,061

Other assets                                                      172,041              158,447
                                                              -----------            ---------

                                                              $   379,006            $ 366,620
                                                              ===========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------

CURRENT LIABILITIES
  Current maturities of capitalized leases                    $        --            $   2,266
  Accounts payable                                                 41,729               49,306
  Accrued compensation and benefits                                16,185               20,357
  Accrued property, payroll and other taxes                         3,082                3,068
  Accrued expenses                                                 11,265                6,324
  Deferred revenue                                                 26,091               20,469
                                                              -----------            ---------
      Total Current Liabilities                                    98,352              101,790
                                                              -----------            ---------

Bank debt and capitalized leases                                   11,747                  640
Deferred income taxes, net                                         20,312               13,660
Other liabilities                                                  11,357                8,988

STOCKHOLDERS' EQUITY
  Preferred stock-authorized, 1,000,000 shares
      $.01 par value - none issued                                     --                   --
  Common stock - authorized 60,000,000 shares,
      $.01 par value; 28,247,204 and
      28,713,943 shares issued and
      outstanding, respectively                                       282                  287
  Capital in excess of par value                                  192,849              198,537
  Retained earnings                                                49,745               45,932
  Cumulative translation adjustment                                (5,638)              (3,214)
                                                              -----------            ---------
      Total Stockholders' Equity                                  237,238              241,542
                                                              -----------            ---------
                                                              $   379,006            $ 366,620
                                                              ===========            =========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      ------------------         -----------------
                                                         SEPTEMBER 30              SEPTEMBER 30
                                                         ------------              ------------

                                                      1998         1997           1998        1997
                                                      ----         ----           ----        ----
Revenues                                            $ 125,346  $ 115,601       $ 373,928   $ 334,702

Costs and expenses:
 Operating expenses                                  (112,978)  (101,645)       (329,386)   (297,818)
 Selling, general and administrative expenses         (14,709)    (9,674)        (37,680)    (28,053)
                                                  -----------  ---------       ----------  ---------
                                                     (127,687)  (111,319)       (367,066)   (325,871)
                                                  -----------  ---------       ----------  ---------

Operating profit (loss)                                (2,341)     4,282           6,862       8,831

Interest expense and other, net                          (749)      (130)           (959)       (634)

Equity in earnings of affiliated companies                142          7             436         351
                                                  -----------  ---------       ----------  ---------

Earnings (loss) before income taxes and
 minority interests                                    (2,948)     4,159           6,339       8,548

Income tax (expense) benefit                            1,300     (2,000)         (2,500)     (4,047)
                                                  -----------  ---------       ----------  ---------

Earnings (loss) before minority interests              (1,648)     2,159           3,839       4,501

Minority interests (expense) benefit                      110       (177)            (26)       (335)
                                                  -----------  ---------       ----------  ---------

Net earnings (loss)                               $    (1,538) $   1,982       $   3,813   $   4,166
                                                  ===========  =========       ==========  =========

Net earnings (loss) per common share -
 basic                                            $      (.05) $     .07       $     .13   $     .15
                                                  ===========  =========       ==========  =========

Net earnings (loss) per common and
 common equivalent share - diluted                $      (.05) $     .07       $     .13   $     .14
                                                  ===========  =========       ==========  =========

Weighted average common shares - basic                 28,708     28,610          28,746      28,307
                                                  ===========  =========       ==========  =========

Weighted average common and
 common equivalent shares - diluted                    28,708     29,468          29,283      28,861
                                                  ===========  =========       ==========  =========



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)




                                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                                                         ------------------------------
                                                                                            1998               1997
                                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                          $     3,813           $   4,166
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Amortization of deferred data procurement costs                                          83,493              74,985
  Depreciation expense                                                                     16,990              15,144
  Amortization of capitalized software costs and intangibles                                5,334               4,481
  Deferred income tax provision                                                             2,500               4,047
  Equity in earnings of affiliated companies and minority interests, net                     (410)                (16)
  Other                                                                                    (1,216)             (2,236)
  Change in assets and liabilities:
   Decrease (increase) in accounts receivable                                              (3,460)             10,462
   Decrease (increase) in other current assets                                              2,927                 (38)
   Decrease in accounts payable and accrued liabilities                                    (4,995)             (1,441)
   Increase in deferred revenue                                                             5,622               2,957
   Other, net                                                                              (1,440)                630
                                                                                      -----------           ---------
        Total adjustments                                                                 105,345             108,975
                                                                                      -----------           ---------
         Net cash provided by operating activities                                        109,158             113,141

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deferred data procurement costs                                                          (90,085)            (83,240)
 Purchase of property and equipment                                                       (26,986)            (25,255)
 Capitalized software costs                                                                (6,210)             (2,648)
 Proceeds from disposition of assets and other                                                319               2,389
                                                                                      -----------           ---------
         Net cash used in investing activities                                           (122,962)           (108,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net bank (repayments) borrowings                                                           9,500              (5,500)
 Net repayments of capitalized leases                                                        (718)             (1,619)
 Purchases of Common Stock                                                                (16,938)                 --
 Proceeds from exercise of stock options and other                                          8,260              13,645
                                                                                      -----------           ---------
         Net cash used by financing activities                                                104               6,526

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       199              (1,115)
                                                                                      -----------           ---------

 Net increase (decrease) in cash and cash equivalents                                     (13,501)              9,798

 Cash and cash equivalents at beginning of period                                          20,925              12,195
                                                                                      -----------           ---------

 Cash and cash equivalents at end of period                                           $     7,424           $  21,993
                                                                                      ===========           =========





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

         Earnings (Loss) per Common and Common Equivalent Share and Stock-Based
Compensation: Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings
(loss) per common and common equivalent share -- assuming dilution is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period.

         Adoption of Recent Statement of Financial Accounting Standards: In July 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (collectively, "the Standards"). The Standards are effective for fiscal years beginning after December 15, 1997. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company is currently investigating the impact of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" for adoption in its December 31, 1998 consolidated financial statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997 were as follows (in thousands):


                                            THREE MONTHS ENDED SEPTEMBER 30  NINE MONTHS ENDED SEPTEMBER 30
                                                  1998        1997                 1998         1997
                                                --------    --------             ---------    --------
 Net earnings (loss)                            $ (1,538)   $  1,982             $   3,813    $  4,166
 Foreign currency translation
  adjustment, net of tax                            (476)        288                (1,468)     (1,777)
                                                ---------   --------             ---------    --------

 Comprehensive income (loss)                    $ (2,014)   $  2,270             $   2,345    $  2,389
                                                =========   ========             =========    ========

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes during the period was as follows (in thousands):

                                                NINE MONTHS ENDED SEPTEMBER 30
                                                   1998                1997
                                                ---------            ---------
     Interest                                   $  1,033             $  1,042

     Income taxes                                  1,317                  222

NOTE 4 - THE NETHERLANDS OPERATIONS

         The Company and GfK AG of Germany ("GfK") operate a joint venture which offers a scanner-based product tracking service to the Netherlands market operating under the InfoScan name. This scanner-based product tracking service became fully operational in 1994. Until early 1998, this joint venture was owned 80.1% by GfK and 19.9% by the Company. In February 1998, the Company increased its ownership to 51% and assumed overall management responsibilities. The Company provides production services to the joint venture through the Company's computer facilities in Wood Dale, Illinois. The consolidation of the Netherlands did not have a material impact on the consolidated financial results or position of the Company.

         In 1998, the Company sold a 9.9% interest in GfK Panel Services Benelux B.V. and GfK Belgium S.A., reducing its ownership to 10%. Those companies operate household panel services in the Netherlands and Belgium and continue to cooperate with the Netherlands InfoScan operation in the sale and delivery of services to common customers.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)



NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------

        Accounts receivable were as follows (in thousands):


                                                   SEPTEMBER 30, 1998     DECEMBER  31, 1997
                                                   ------------------     ------------------
             Billed                                    $ 75,484               $ 70,761

             Unbilled                                    29,039                 29,288
                                                       --------               --------
                                                        104,523                100,049
             Reserve for accounts receivable             (4,669)                (3,840)
                                                       --------               --------

                                                       $ 99,854               $ 96,209
                                                       ========               ========


NOTE 6 - OTHER ASSETS
---------------------

          Other assets were as follows (in thousands)




                                                   SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                   ------------------     ------------------
    Deferred data procurement costs -
       net of accumulated amortization of
       of $129,791 in 1998 and $108,491 in 1997        $136,716               $126,733

    Intangible assets, including goodwill
       primarily related to acquisitions -
       net of accumulated amortization of
       $12,393 in 1998 and $10,233 in 1997               19,127                 16,463

    Capitalized software costs - net of
       accumulated amortization of $3,856
       in 1998 and $3,578 in 1997                         9,564                  6,093

    Other                                                 6,634                  9,158
                                                       --------               --------
                                                       $172,041               $158,447
                                                       ========               ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                  (UNAUDITED)




NOTE 7- BANK DEBT AND CAPITALIZED LEASES

 Bank debt and capitalized leases were as follows (in thousands):

                                                    SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                                    ------------------         -----------------


Bank borrowings                                          $ 9,500                     $    --
Capitalized leases                                         2,247                       2,906
                                                         -------                     -------
                                                          11,747                       2,906
Less current maturities                                       --                      (2,266)
                                                         -------                     -------

                                                         $11,747                     $   640
                                                         =======                     =======



        The Company currently has a $75.0 million bank revolving credit facility maturing in 2001. The facility has floating interest rate options at or below prime, and commitment fees of .15% payable on the unused portion.

        The Company's obligations under its capitalized leases have been classified as long-term debt at September 30, 1998 as the Company has both the intent and the ability, through its bank revolving credit facility, to refinance these amounts on a long-term basis.

        The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $61.7 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement also contains covenants which restrict the Company's ability to incur additional indebtedness.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

         The Company's consolidated net loss was ($1.5) million or ($.05) per diluted share for the third quarter of 1998 compared to consolidated net earnings of $2.0 million or $.07 per diluted share for the corresponding 1997 quarter. Consolidated net earnings were $3.8 million or $.13 per diluted share for the nine months ended September 30, 1998 compared to $4.2 million or $.14 per diluted share for the corresponding period of 1997. Consolidated revenues for the quarter ended September 30, 1998 were $125.3 million, an increase of 8% over the corresponding quarter in 1997. Consolidated revenues were $373.9 million for the nine months ended September 30, 1998, an increase of 12% over the corresponding period of 1997. This increase was the result of revenue growth of $21.3 million in the U.S. Services business and a $17.9 million increase in international revenues which was aided somewhat by the consolidation of IRI's majority-owned Netherlands operation effective February 1998.

         Consolidated operating expenses increased 11% to $113.0 million for the quarter ended September 30, 1998 compared to $101.6 million for the third quarter of 1997. The increase in 1998 was primarily due to: (a) a $5.9 million increase in compensation expense resulting primarily from higher salaries and higher headcount required for operations, client servicing and international growth; (b) a $1.9 million increase in amortization of deferred data procurement costs, principally resulting from the expansion of the information services business in Europe; and (c) a $1.1 million increase in operating expenses due to the consolidation of IRI/GfK Retail Services B.V. Consolidated operating expenses increased 11% to $329.4 million for the nine months ended September 30, 1998 compared to $297.8 million for the same period in 1997. The increase in 1998 was primarily due to: (a) a $16.7 million increase in compensation expense; (b) a $8.3 million increase in amortization of deferred data procurement costs; and (c) a $4.1 million increase in operating expenses due to the consolidation of IRI/GfK Retail Services B.V.

         Consolidated selling, general and administrative expenses increased 52% to $14.7 million for the three months ended September 30, 1998. This increase was primarily attributable to recruiting, training and severance costs relating to the reorganization and transformation of the Company's U.S. sales, marketing and other operating functions, an increase in the provision for bad debts and increases in other general expenses, including compensation, worldwide.

         Consolidated selling, general and administrative expenses increased 34% to $37.7 million for the nine months ended September 30, 1998. This increase was primarily attributable to legal expenses in the U.S. and the costs relating to the transformation of the Company's U.S. sales, marketing and other operating functions. Increased legal expenses related directly to the Company's anti-trust lawsuit against The Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc. In that suit, filed in 1996, the Company is seeking $1 billion in trebled damages from the defendants for violations of U.S. anti-trust laws. The case is currently in the discovery phase, and the Company anticipates that it will continue to incur its present high level of legal expenses as the case progresses toward trial.

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

        Based upon discussions with financial analysts, the Company considers the aggregation of operating profit (loss), equity earnings and minority interests ("Operating Results"), on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and Operating Results for the three and nine months ended September 30, 1998 and 1997 follows (in thousands):



                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   ------------------                    -----------------
                                                      SEPTEMBER 30                         SEPTEMBER 30
                                                      ------------                         ------------
                                                   1998         1997                      1998       1997
                                                ----------- ------------               ----------- ---------
Revenues:
 U.S. Services                                  $    98,120  $    93,405                  292,063   $270,760
 International Services                              27,226       22,196                   81,865     63,942
                                                -----------  -----------               ----------   --------

                                                $   125,346  $   115,601                  373,928   $334,702
                                                ===========  ===========               ==========   ========

Operating Results:
 U.S. Services operating profit                 $     3,407  $    10,139                   24,494   $ 27,435

 International Services
    Operating loss                                   (3,858)      (4,932)                 (12,819)   (16,591)
    Equity in earnings of affiliated companies          142            7                      436        351
    Minority interests                                  110         (177)                     (26)      (335)
                                                -----------  -----------               ----------   --------
      Subtotal - International                       (3,606)      (5,102)                 (12,409)   (16,575)

 Corporate and other expenses                        (1,890)        (925)                  (4,813)    (2,013)
                                                -----------  -----------               ----------   --------

 Operating Results                               $   (2,089) $     4,112                    7,272   $  8,847
                                                ===========  ===========               ==========   ========



    In the third quarter of 1998, revenues from the Company's U.S. Services business were $98.1 million, an increase of 5% over the corresponding 1997 quarter. U.S. revenues in the first nine months of 1998 were $292.1 million or 8% higher than during the same period of 1997. These revenue increases were primarily due to the increased use of the Company's services and products particularly, its all-store (i.e. Census) scanner databases, by existing customers. The slowdown in the U.S. revenue growth in the third quarter of 1998 was principally due to a flattening of growth of the Company's non-contractual services.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



        Third quarter 1998 revenues from the Company's International businesses, primarily from Europe, were $27.2 million, an increase of 23% over the corresponding 1997 quarter. For the nine months ended September 30, 1998, International revenues were $81.9 million, an increase of 28% over the corresponding period of 1997. Results in 1998 reflected the consolidation of IRI's majority-owned operations in the Netherlands, IRI/GfK Retail Services, B.V., effective February 1, 1998. Excluding the revenues from the Netherlands, European revenues increased 19% for the third quarter of 1998 and 21% the first nine months of 1998 compared to the same periods of 1997, respectively.

        Consolidated Operating Results were a ($2.1) million loss in the third quarter of 1998 compared to a $4.1 million profit for the third quarter of 1997. For the nine months ended September 30, 1998, consolidated Operating Results were a $7.3 million profit compared to an $8.8 million profit for the corresponding period of 1997.

        Operating Results for the Company's U.S. businesses were $3.4 million in the third quarter of 1998, a decrease of 66% from the third quarter of 1997. The Company's U.S. Operating Results in the third quarter were negatively impacted by a slowdown in revenue growth. Because of the relatively high fixed cost component of the Company's database operations, small variations in revenue can have a significant impact on earnings results. In addition, results were negatively affected by higher costs. Operating Results for the U.S. businesses decreased 11% to $24.5 million for the nine months ended September 30, 1998. This decrease was due to increased expenses for employee related expenses, including compensation, benefits, training, recruiting and development expenses.

        Operating Results for the Company's International businesses were a ($3.6) million loss in the third quarter of 1998, 29% below the ($5.1) million loss in the corresponding 1997 quarter. Operating Results for the Company's International businesses were a ($12.4) million loss for the nine months ended September 30, 1998, 25% below the ($16.6) million loss in the corresponding 1997 period. The improved International results were principally due to continuing revenue growth of the Company's major European services, primarily U.K., France and Italy.

        Corporate and other expenses increased $1.0 million and $2.8 million for the three and nine months ended September 30, 1998, respectively. The increase was primarily due to increased legal expenses in the U.S. attributable to the anti-trust litigation and increased compensation expenses.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company's current cash resources include its $7.4 million consolidated cash balance and $65.5 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


        The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $61.7 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement also contains covenants which restrict the Company's ability to incur additional indebtedness.

        Cash Flow: Consolidated net cash provided by operating activities was $109.2 million for the nine months ended September 30, 1998 compared to $113.1 million for the same period in 1997. Lower 1998 operating cash flow is primarily due to higher accounts receivable in 1998 compared to a large reduction in accounts receivable during the first nine months of 1997. Consolidated cash used in net investing activities was ($123.0) million in 1998 compared to ($108.8) million for the same period in 1997. Investing activity in the first nine months of 1998 reflects higher expenditures for data procurement and software development. Net cash provided (used) before financing activities was ($13.8) million for the nine months ended September 30, 1998 and $4.4 million for the same period of 1997 primarily due to the higher accounts receivable and investing activities in 1998. Consolidated cash used by net financing activities was $.1 million for the nine months ended September 30, 1998 compared to $6.5 million for the same period in 1997. The Company borrowed $9.5 million under its revolving line of credit during 1998 and for the nine months ended September 30, 1998 purchased $16.9 million of the Company's stock under its stock purchase plan.

        Common Stock Purchase Plan: In November 1997, the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. Through September 30, 1998, the Company had purchased a cumulative total of 1,481,800 shares of its Common Stock at an average price of $13.51 per share.

        Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $90.1 million for the nine months ended September 30, 1998 and $83.2 million for the same period in 1997. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying other data which are an essential part of the Company's data base. Such expenditures were $57.9 million and $53.8 million for the nine month periods ended September 30, 1998 and 1997, respectively, for the Company's U.S. services business and $32.2 million and $29.4 million, respectively, for the Company's International services business.

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

        Consolidated capital expenditures were $27.0 million and $25.3 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures for the Company's U.S. services business were $22.5 million and $21.7 million, while depreciation expense was $13.4 million and $12.1 million for the nine months ended September 30, 1998 and 1997, respectively. The Company's International services business capital expenditures were $4.5 million and $3.6 million while depreciation expense was $3.6 million and $3.0 million, for the nine months ended September 30, 1998 and 1997, respectively.

        Consolidated capitalized software development costs, primarily in the U.S., were $6.2 million and $2.6 million for the nine months ended September 30, 1998 and 1997, respectively.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


   YEAR 2000 ISSUES

        Background: Many computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or produce correct results if "00" is interpreted to mean "1900". For IRI, such failures would cause disruptions of operations including, among other things, a temporary inability to obtain data from retailers, process transactions, communicate information to tracking service clients, send invoices or engage in normal business activities.

        In 1996 and 1997, various internal review teams within the Company began addressing the Year 2000 issue in their respective areas. In early 1998, a steering committee was established to represent all operating, administrative and finance areas of the Company to direct the process of identifying, assessing and resolving significant Year 2000 issues in a timely manner. The process includes development of remediation plans, where necessary, as they relate to internally used software, commercial software applications licensed to clients, computer hardware and the use of computer applications in the Company's data warehouse operations. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers, including data vendors, and tracking service clients. Executive management is represented on the steering committee and monitors the status of the Company's Year 2000 plans. In addition, management reports the status of the Year 2000 project to the Board of Directors.

        The operations of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems elevators and other common devices may also be affected by the occurrence of the Year 2000. The Company's current assessment of the potential effect of the Year 2000 issues on its office and facilities equipment is considered to be minimal, in terms of risk and incremental cost.

        Risk: The Company has identified potential Year 2000 risks in the following four categories: (1) reliance upon third party retailers in the U.S. and Europe for data for use in its tracking service; (2) processing of data by the various computer applications in its Wood Dale, Illinois facilities; (3) commercial software products and applications produced and/or marketed by the Company; and (4) Company data interfaces with client developed applications which may not be Year 2000 compliant.

        Third Party Retailers: The Company has identified and has initially contacted, using surveys, all of its critical retailers in the U.S. and Europe to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full certification of Year 2000 compliance for all key suppliers of tracking data to the Company will be completed during the fourth quarter of 1999. To the extent that

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



   responses to Year 2000 readiness are unsatisfactory, the Company intends to follow up to insure that all critical retailers are Year 2000 compliant. In addition, the Company is currently investigating alternative sources to provide the Company with reasonable assurance of source retailer data should a U.S. or European key retailer encounter unforeseen difficulties during early 2000.

        Wood Dale Computer Applications: The Company has commenced a review of its information and operational systems used to process data in its InfoScan tracking services in order to identify those systems that are not Year 2000 compliant. The Company has determined that its InfoScan tracking service is currently Year 2000 compliant due to the Company's programming design which accounts for data by "weeks" as opposed to calendar dates. However, the Company has identified certain peripheral programs which might be negatively impacted by Year 2000. Accordingly, it expects to build a Year 2000 test database and a test environment to verify compliance on all programs affecting services to clients. The test environment will also provide an ongoing benefit to the Company for all future peripheral programs developed by the Company. The Company estimates that completion of the test database and test environment will occur by mid-1999.

        Commercial Software Products and Applications: During 1997 the Company began an internal review of each of its software products which it intends to maintain through the Year 2000. Based upon this assessment, the Company concluded that its standard policy of regular software maintenance, upgrades and lifecycle evaluation will provide adequate assurance that the Company's current portfolio of software products will be Year 2000 compliant prior to mid-year 1999. In 1998 the Company began the process of identifying and contacting clients and former clients in both the U.S. and Europe for whom the Company previously developed custom applications. These investigations will determine the extent to which custom applications developed by the Company require Year 2000 remediation and whether the Company will provide software consulting services in order to assist these clients and former clients in such remediation. The Company expects that identification of all material custom application issues will be completed by December 31, 1998. To the extent that responses to Year 2000 readiness are inconclusive, the Company intends to continue follow up through June of 1999.

        Data Interfaces with Client Applications: As part of an ongoing service, the Company has begun making inquiries of major clients to identify and resolve potential Year 2000 issues resulting from IRI interfaces with client applications, including any custom applications developed by clients. However, management believes that it may not be possible for it to determine with complete certainty that Year 2000 issues affecting client applications can be identified or corrected due to the complexity of these applications and the fact that these systems interact and operate with computer systems which are not under the Company's control. Consequently, the Company is unable to estimate a timetable for completion of this assessment including remediation and any related costs, as the decision to allow the Company to conduct such investigations on a timely basis resides with each client.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



        Costs: The Company uses both internal and external resources in the assessment and remediation of Year 2000 issues and believes these resources will provide adequate support for such resolution. While the costs of external resources are quantifiable, the costs of internal resources who deal with data vendors and tracking service and software clients on a daily basis on a variety of subjects, including Year 2000 issues, are difficult for the Company to estimate. Accordingly, costs included in the Company's disclosures are subject to uncertainty with respect to internal personnel. The Company currently estimates that the combined 1998 and 1999 internal and external Year 2000 project costs will range from $8 million to $12 million and will be funded through operating cash flows. To date, the Company estimates that approximately $2 million has been spent and expensed, and of the remaining estimated costs, up to $5 million may be capitalized for new systems and equipment.

        Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations. However, management believes that it may not be possible for it to determine with complete certainty that all Year 2000 issues affecting the Company will be identified or corrected. The number of devices that could be affected and the interactions among these devices are innumerable. In addition, accurate predictions of the extent of Year 2000 problem-related failures or the severity, duration, or financial consequences of these failures, cannot be made. As a result, management expects that the Company could likely suffer the following consequences:

   1. A significant number of operational inconveniences and inefficiencies for the Company, its retailers and its clients may divert management's time and attention and financial and human resources from its ordinary business activities; and

   2. A lesser number of serious system failures may require significant efforts by the Company, its retailers or its clients to prevent or alleviate material business disruptions.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


        Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 issues affecting its internal systems. The Company expects to complete its contingency plans by early to mid-1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, or use of contract personnel to correct on an accelerated schedule any year 2000 issues that arise or to provide manual workarounds for information systems, and similar approaches. If the Company actually is required to implement any of these contingency plans, it could have a material effect on the Company's financial condition and results of operations. However, based on the activities described above, the Company does not believe that the Year 2000 issues will have a material adverse effect on the Company's business or results of operations.

        Disclaimer: The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, retailers' and vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

        Forward Looking Information: Certain matters discussed above are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including customer renewals of service contracts, the timing of significant new customer engagements, the success of transforming its domestic operations, competitive conditions, changes in client spending for the non-contractual services the Company offers, the release of chain-specific data by European retailers, foreign currency exchange rates, Year 2000 issues and other factors beyond the Company's control. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission.

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




                                          INFORMATION RESOURCES, INC.
                                          -------------------------------------
                                          (Registrant)






                                          /s/  Gary M. Hill
                                          -------------------------------------
                                          Gary M. Hill
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Authorized officer of Registrant and
                                          principal financial officer)




                                          /s/  John P. McNicholas, Jr.
                                          -------------------------------------
                                          John P. McNicholas, Jr.
                                          Senior Vice President and Controller
                                          (Principal accounting officer)





November 12, 1998