Form 10-K405
period 1998-12-31
INFORMATION RESOURCES INC
filed 1999-03-29
CIK 714278

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
   [X]
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    OR
   [ ]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NO. 0-11428
                             ---------------------
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

                              TITLE OF EACH CLASS

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                             ---------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999 (based on the closing price as quoted by NASDAQ as of such date) was $224,887,627.

The number of shares of the registrant's common stock, $.01 par value per outstanding share, as of February 26, 1999 was 27,867,884.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 20, 1999 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Information Resources, Inc. ("IRI") and its subsidiaries (collectively the "Company") is a leading provider of universal product code ("UPC"), scanner-based business solutions services to the consumer packaged goods ("CPG") industry, offering services in the U.S., Europe and other international markets. The Company supplies CPG manufacturers, retailers and brokers with information and analysis critical to their sales, marketing and supply chain operations. IRI provides services designed to deliver value through an enhanced understanding of the consumer to a majority of the Fortune 500 companies in the CPG industry.

     The Company currently generates approximately 78% of its revenues from sales and services provided in the U.S. These services center in large part around the Company's flagship InfoScan(R) service, which tracks consumer purchasing of products sold in grocery stores, drug stores, mass merchandisers, convenience stores and other retail outlets across the United States. The Company also offers a number of other services to CPG manufacturers, including household-level information collected via consumer panels. One such service is BehaviorScan(R) which is used for the testing and evaluation of alternative marketing strategies and tactics for both new and established products. Closely related to its information services, the Company also markets its suite of software applications to the CPG industry. In addition, the Company maintains a family of software application products based on EXPRESS(TM) technology owned by Oracle Corporation ("Oracle"). In July 1995, the Company sold its EXPRESS technology to Oracle, while retaining certain rights to market and distribute Oracle EXPRESS software.

     The Company provides business information services in Europe and other international markets primarily using scanner based data. Revenues from the Company's U.S. and International Services were as follows for the years ended December 31 (in thousands):

                                                       1998        1997        1996
                                                     --------    --------    --------
U.S. Services......................................  $396,992    $366,678    $344,612
International Services.............................   114,331      89,649      60,991
                                                     --------    --------    --------
          Total....................................  $511,323    $456,327    $405,603
                                                     ========    ========    ========

U.S. AND INTERNATIONAL SERVICES

     The Company's U.S. and International Services include InfoScan product tracking services, related software product sales, consumer panel services, analytical and consulting services, BehaviorScan product testing services and a variety of applications of the Company's census (i.e., all stores within participating retail chains) scanner databases.

     InfoScan. The Company's principal information service marketed in the United States and internationally is InfoScan. InfoScan is a service used by the CPG industry to monitor and evaluate the market performance of products sold in retail stores. The InfoScan service provides subscribers with a variety of information including how much product they and their competitors are selling, where the products are being purchased, at what price the products are being sold and under what promotional conditions sales are occurring. This information helps subscribers make fundamental strategic and tactical decisions for their businesses in the areas of sales, marketing, pricing, promotion and logistics.

     InfoScan utilizes data collected from UPC bar codes on CPG product packaging. Scanners at retail checkouts read the UPC code and record product sales electronically. On an on-going basis, the Company procures such electronic sales data along with related promotional data from a sample of national and local market retail stores. The Company also collects consumer purchase information directly from individual households across the United States using consumer identification cards in a store and/or proprietary in-home scanning devices. The consumer purchase information can be used in a complementary fashion with InfoScan data. The Company processes the information at its computer facilities and stores it in the Company's proprietary databases. InfoScan subscribers access the information in the Company's databases through a variety of means, including the use of analytical software provided by the Company.

     Subscriptions to InfoScan by CPG manufacturers are a principal source of revenue for the Company. Manufacturers subscribe to InfoScan by contracting with the Company to obtain access to the InfoScan databases for specified product categories. InfoScan contracts generally have multi-year terms, usually of three years or more in the U.S.

     InfoScan Census. InfoScan Census applications are derived from a product tracking service based on scanner data collected from all stores within participating retail chains, as opposed to collection from a sample of such stores. InfoScan Census offers the CPG industry more complete and accurate data than sample services, since it has no sampling or projection errors, and its applications can go beyond traditional market tracking uses.

     InfoScan Census revenues come primarily from manufacturers purchasing key account data, which are sales data for a product category based on all the stores of a specific retailer. This service enables manufacturers' sales representatives to negotiate with retail buyers based on a mutually consistent and accurate measure of retail product movement. In addition, an evaluation of differences in brand and product category purchasing across individual stores within a chain can often pin-point opportunities to effectively build sales to the benefit of both manufacturers and retailers. Beyond key account information, census applications include improved management of trade promotions, validation of "pay-for-performance" promotions, more effective sales force and broker compensation programs and improved inventory and distribution management.

     There are presently approximately 14,800 grocery stores, approximately 11,200 drug stores and approximately 3,100 mass merchandisers in the Company's InfoScan Census U.S. database. The Company is also beginning to develop InfoScan Census services in certain European markets.

     InfoScan Data Collection. For the Company's InfoScan sample service, the Company continuously collects weekly product sales and price information from representative retail outlets. Included in the Company's national and local market samples in the U.S. are approximately 4,500 stores in the aggregate, including grocery stores, drug stores, mass merchandisers and convenience stores. Contracting retailers typically deliver their scanner data electronically to the Company's computer facilities in Wood Dale, Illinois. While most retail stores in the United States have installed scanner equipment to record product sales information, certain convenience stores and other retail outlets have not. When scanner data are not available, the Company's field personnel visit stores and obtain sales information via a manual audit of the stores' product purchases and inventory. Collection practices for weekly product sales information in the Company's operation in foreign countries are largely scanner-based, though they vary somewhat on a country-by-country basis, as does scanner data availability.

     The InfoScan U.S. and international databases typically contain both product movement and price information and "causal" data. Causal data consist of information which may explain changes in product sales, such as price promotions, retailers' newspaper ads and in-store displays, as well as other promotion and merchandising data related to the sale of CPG products. The Company employs a field force of full-time and part-time workers to collect causal data. These employees conduct weekly on-site visits to retail stores participating in the InfoScan service to collect causal information such as in-store promotions and displays. Field force personnel perform other services as well, including those related to the Company's test marketing services and InfoForce services.

     The Company often pays cash for scanner data covering a sample or census of retailers' stores. However, the Company also exchanges software, product movement information and other services to obtain access to data for all stores within certain grocery stores and drug chains. The Company provides its QScan(R) system to U.S. retailers in exchange for their participation in the provision of their all-store data for InfoScan Census. QScan is an information system designed to provide retailers with easy access to their scanner data. The system addresses retailers' problems of organizing and analyzing their own databases of information for products sold in their stores. With a RISC workstation at a retailer's buying office or the Company's data center along with software provided by the Company, the QScan system allows for the processing and analysis of scanner data from all of the retailer's stores on a weekly basis. Typical data procurement contracts run from year-to-year and generally are cancelable by either party on 90 days notice.

     Consumer Panel. The Company also collects consumer purchase information from approximately 115,000 individual households in the United States. Shoppers from approximately 60,000 of these households present an identification card when shopping at participating grocery stores, thereby allowing scanners to record specific details of their product purchases. The Company also provides about 55,000 households with hand-held scanners to record their product purchases. Thus the Company is able to ascertain product movement information from stores which either do not have scanners or do not otherwise participate in the Company's household data collection system. Household panel information is available in European markets usually from alliance partners of the Company.

     Data Processing. With respect to its operations in the U.S., Great Britain, France, Italy, the Netherlands and Spain, the Company receives and processes data at its production center and computer facilities located in Wood Dale, Illinois. The Company's production center operates with numerous mainframe and RISC-based computers as well as proprietary production software and related technology developed exclusively by the Company to process and store very large amounts of data. Through direct telecommunication connections with InfoScan clients in the U.S., the Company also provides electronic on-line access to InfoScan data services. The Company typically leases its mainframe computers from third party financial institutions.

     Data Delivery. Subscriptions to the InfoScan service entitle the Company's clients to access the Company's databases and receive information for specific product categories. Because large amounts of data are involved, clients usually either take electronic delivery of the data or obtain electronic access to the Company's databases through the Company's on-line service. Clients taking electronic delivery generally license software from the Company. The Company's on-line service permits clients to build and store their own databases which remain resident on the Company's computers. Clients then access the databases through remote electronic connection. Clients may also purchase software services from the Company. (See "Software and Related Products" below for more information on Company revenues derived from software licensing.)

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

     Software and Related Products. In close association with its retail tracking services around the world, the Company markets analytical software to the CPG industry principally for use in accessing, managing and analyzing the Company's databases. The Company also markets the Apollo line of space management software for use in managing retail shelf space, software for the improved management of a manufacturer's promotion expenditures and software applications to facilitate enhanced uses of InfoScan data. The Company markets a line of software application products based on Oracle EXPRESS technology primarily to the CPG industry. Oracle EXPRESS is a software technology designed for working with large and complex databases. In July 1995, the Company sold its EXPRESS technology and certain software products to Oracle, while retaining ownership of certain EXPRESS-based sales and marketing software application products for use in the CPG industry. Through licensing agreements with Oracle, the Company continues to market and distribute many Oracle EXPRESS software products.

     Many of the Company's U.S. and International clients use the Oracle EXPRESS-based software application, Oracle Sales Analyzer(R), in order to access, manage and analyze the Company's databases. Oracle Sales Analyzer is a decision support software application built in Oracle EXPRESS and now owned by Oracle. The product provides users with a range of analytical and reporting tools. The Company typically licenses its own applications as well as Oracle Sales Analyzer in conjunction with a client's InfoScan data subscription.

     A principal source of software revenues is the provision of on-line access services to InfoScan subscribers who access InfoScan databases residing in the Company's data warehouses. Other software revenues derive from the sale of Oracle software product licenses to InfoScan subscribers who load InfoScan data on their own computer systems and do not use the Company's on-line services. Licenses typically require a one-time paid-up license fee upon acceptance of the software and annual maintenance payments for update and support services thereafter. Oracle is generally entitled to receive royalties on relevant licenses granted by the Company and its distributors within the CPG industry until July 2001; however, the Company is not required to pay royalties to Oracle on licenses granted by the Company and its data affiliates to CPG end-users for use with data provided by the Company or its data affiliates. The Company anticipates that it and Oracle will negotiate new royalty rates payable to Oracle after July 2001.

     Prior to the 1995 sale to Oracle, the Company operated a decision support software business engaged in general application development using the EXPRESS product line. Following the sale to Oracle, the Company obtained rights to market, distribute and provide first line customer support for many of the Oracle EXPRESS products. Software development work by the Company is now directed exclusively toward the development of applications for specific use in the CPG industry using the best available technology.

     The Company markets its proprietary APOLLO(R) Space Management System software to CPG retailers, wholesalers, manufacturers and brokers in the United States and internationally. APOLLO software is designed to assist in the management of retail shelf space, providing a range of tools for space management including production of picture schematics of shelf layouts, software for evaluating space utilization and a national database of product dimensions and product images. Variety Planner(R) is a product assortment application offered by the Company which can be used independently or in conjunction with the APOLLO product.

     The Company develops and markets a number of other software products for use in the CPG industry. These include a variety of tools which help clients receive, analyze and interpret InfoScan data.

     Testing Services. The Company also provides a number of testing services primarily for CPG manufacturers. These include controlled retail testing, matched market analyses and related special analyses using the Company's InfoScan databases. Controlled testing involves testing the placement of new products or changes in advertising, shelf location, price or promotional conditions in different retail outlets or different markets and involves custom manipulation and analysis of the Company's InfoScan databases. The Company's BehaviorScan service is a test marketing system available in the United States which enables CPG manufacturers to measure the impact of different marketing variables on consumer purchase behavior on new and existing products. Typical marketing variables tested in BehaviorScan are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price and packaging changes. BehaviorScan tests compare the purchases of a group of consumers exposed to test variable(s) with the purchases of a control group of consumers not exposed to the test variable(s). A unique feature of the BehaviorScan system is its ability to deliver alternative television advertising to different groups of panel households using the Company's patented targetable television technology. BehaviorScan is currently available in seven markets and is the only such electronic test marketing system in the United States. Major costs associated with the BehaviorScan system include payments to retailers, compensation to participating panel households, field personnel costs, cable television studio operation, computer resources and client service personnel costs.

INTERNATIONAL BUSINESS DEVELOPMENT

     Through subsidiaries and joint ventures with other leading marketing information firms, the Company in 1992 began offering information services in a number of countries outside of the United States. Specific services offered depend upon local country competitive conditions and the general retailer environment. The Company's major European subsidiaries and joint venture companies rely on the Company's data production facilities in the United States as well as the Company's know-how and trade secrets to provide InfoScan retail tracking services.

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

     United Kingdom. The Company's subsidiary in the United Kingdom offers a retail tracking service under the InfoScan name to the British market. Organized in 1992 as a joint venture, the Company's initial partners were Taylor Nelson AGB plc of the United Kingdom and GfK AG of Germany ("GfK"). The Company now owns substantially all of the joint venture. In 1993, the venture expanded its sample of scanning stores, initiated the collection of causal data and began offering a fully operational scanning service covering major chains under the InfoScan name. It also expanded the service to cover stores selling health and beauty aids. Pursuant to contractual arrangements, the Company provides data production services to the subsidiary from the Company's computer facilities in Wood Dale, Illinois.

     France. The Company's subsidiary in France offers scanner-based tracking services under the InfoScan name. In 1993, the Company organized a joint venture, IRI-SECODIP S.C.S. with GfK and SECODIP S.A. to acquire the operations of SECODIP's retail audit business and the business of a former development-stage scanner-based operation of GfK. Since 1994, the Company has funded substantially all of the joint venture's capital requirements and the Company now owns substantially all of the joint venture interests. Pursuant to contractual arrangements, the Company provides data production services to the subsidiary from the Company's computer facilities in Wood Dale, Illinois.

     Italy. In 1994, the Company began development of an information service in Italy through the formation of a wholly-owned subsidiary, IRI InfoScan Italy. In early 1995, the subsidiary produced its initial reports to clients. Its basic service consists of retail sales and promotion tracking using a sample of retail grocery outlets. Supermarket sales are tracked by means of scanning data, while sales in smaller, traditional shops are measured by manual audit techniques. Pursuant to contractual arrangements, the Company provides production services to IRI InfoScan Italy from the Company's computer facilities in Wood Dale, Illinois.

     Germany. The Company operates a retail tracking service joint venture in Germany through a subsidiary whose minority shares are held by GfK. From 1993 through 1996, the Company owned a 15% interest in GfK Panel Services GmbH ("GfK Panel"), then a subsidiary of GfK. During that time, GfK Panel offered both retail and consumer panel tracking services based on consumer household panel data, retail audit data, scanner data and provided related consulting studies.

     In February 1997, the retail tracking service and related software businesses were put into a new joint venture company, IRI/GfK Retail Services GmbH ("IRI/GfK Retail") in which the Company took a 51% ownership interest and GfK the remainder. Scanner data are not available from all major retailers in Germany. Such scanner data, when available, are primarily used for diagnostic and promotion analysis rather than for provision of a product tracking service as in other major European countries. GfK provides production services to IRI/GfK Retail through GfK's facilities in Nuremberg, Germany.

     In 1997, the Company sold its 15% ownership interest in GfK Panel to GfK. GfK Panel continues to provide consumer panel and ad hoc research services to the German market, and GfK Panel and IRI/GfK Retail cooperate in selling and delivering services to common clients.

     Benelux. The Company and GfK operate a joint venture which offers a scanner-based retail tracking service to the Netherlands market. This scanner-based retail tracking service became fully-operational in 1994. Until early 1998, this joint venture was owned 80.1% by GfK and 19.9% by the Company. In February 1998, the Company increased its ownership to 51% and took over management responsibilities. It operates under the InfoScan name, and pursuant to contractual arrangements, the Company provides production services to the joint venture through the Company's computer facilities in Wood Dale, Illinois.

     In 1998, the Company also sold a 9.9% interest in GfK Panel Services Benelux B.V. and GfK Belgium S.A. reducing its ownership to 10%. Those companies operate household panel services in the Netherlands and Belgium and continue to cooperate with the Netherlands joint venture scanner operation in the sale and delivery of services to common customers.

     Spain. IRI began a start-up venture in Spain during April 1998. In November 1998, the Company executed a joint venture agreement with Media Planning, S.A. to create a new retail tracking business to serve the Spanish market under the name Information Resources Espana, S.L. ("IRI-Spain"). In January 1999, IRI-Spain and Dympanel, S.A. signed a cooperation agreement which added Dympanel, S.A. as a third investor in IRI-Spain. The aforementioned agreements resulted in the Company, Media Planning, S.A., and Dympanel, S.A. owning 60%, 30% and 10%, respectively, of the capital shares of IRI-Spain. IRI-Spain will begin providing InfoScan service to the Spanish market in early 1999, using the Company's production facilities in Wood Dale, Illinois.

     Turkey. Until December 1998, the Company owned and operated a retail audit business in Turkey which it acquired in 1993. This business conducted its service in a national sample of supermarkets, large and small grocery stores, pharmacies, cosmetic shops and other stores, provided related special consulting services and distributed IRI software products in Turkey. Effective January 1999 the Company contributed all of the operating assets and liabilities of its Turkish subsidiary ("IRI-Turkey") to a joint venture, Panel-IRI Pazar Arastirma ve Danismanlik A.S. ("Panel"), a Turkish company. IRI-Turkey owns 35% of Panel.

     Greece. The Company operates a retail audit business in Greece which it acquired in 1994. The operation includes collecting, reporting, analyzing and interpreting national and regional sales data from retail audits.

     Sweden. The Company owns an 8% interest in a joint venture formed in 1995 with GfK for the provision of scanner-based product tracking services in Sweden. The business is managed by GfK.

     Eastern Europe, Middle East and North Africa. In 1995, the Company entered into a strategic alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. MEMRB provides market research throughout more than 20 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the agreement, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. In October 1998, IRI exercised its option to acquire a 19.9% ownership interest in MEMRB. The Company holds an option to increase its ownership interest of MEMRB to 49%.

     Asia and Australia. The Company has a wholly-owned software distribution subsidiary and a joint venture in Japan with Tokyo-based Mitsui & Co., Ltd., to provide software and information services, respectively, in Japan. The Company's ownership in the joint venture, which was formed in 1995, was 60%. Effective May 21, 1998, Mitsui & Co., Ltd., increased its ownership to 60% and the Company's ownership was reduced to 40%. The Company also has a wholly-owned software distribution subsidiary in Australia and New Zealand.

     Latin America. The Company has operations in certain Latin American markets through joint ventures and subsidiaries in Venezuela, Puerto Rico and Guatemala. The Company owns 49% of the Venezuelan joint venture, Datos Information Resources, which provides audit-based product tracking as well as ad hoc and software services to the Venezuelan market. The Company's subsidiary in Puerto Rico offers both audit-based product tracking and ad hoc marketing research services. The Company owns 19.9% of a Guatemalan based company that provides research services in Central America. The Company has strategic alliance agreements with companies in Peru and Argentina.

TRADEMARKS, PATENTS, LICENSES AND SOFTWARE PROTECTION

     The Company is the owner of various trademarks, including InfoScan(R), InfoScan Census(TM), InfoForce(TM), QScan(TM), IRI Software(TM), IRI Logistics(TM), BehaviorScan(R), APOLLO(TM), The Partners(TM), Targeter(TM),

TradeWins(TM), Shoppers' Hotline(R), EZPrompt(R), CouponScan(TM), InSite Reporting(TM), XLerate(TM), PromoProphet(TM), ReviewNet(TM) and
PromotionScan(TM). The Company also holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates between 1999 and 2005. Loss or infringement of these patents would likely not have a material adverse effect upon the Company's revenues.

     As a result of the sale of the EXPRESS technology and line of software products to Oracle in July 1995, the Company no longer owns a large portion of the software that is used in the delivery of InfoScan data. The Company secured a license back from Oracle assuring the continued use of certain of the EXPRESS software products in the Company's business, including rights to sublicense software to clients of the Company. The initial term of the license is six years. After July 2001, the royalty rates owed to Oracle will be subject to renegotiation between the Company and Oracle. The Company also has rights to use various trademarks owned by Oracle, including Oracle EXPRESS(R).

     The Company regards its databases as proprietary and, in addition to copyright protection, relies upon trade secret laws, limitations on access to its computer source codes, confidentiality agreements with clients and internal nondisclosure safeguards to protect its rights to proprietary interests. The Company's own computer software is also proprietary and bears appropriate copyright notices.

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

     The Company pays certain retailers cash in accordance with negotiated terms for providing scanner data for use in the InfoScan sample service. Payments to other vendors are normally made in accordance with vendor terms.

CUSTOMERS

     The Company had approximately 2,400, 2,300 and 1,700 clients using its information services in 1998, 1997 and 1996, respectively. Most of the Company's clients are CPG manufacturers in the United States or in foreign countries where the Company offers its services. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues. The Company's top ten clients accounted for approximately 33% of the Company's 1998 revenues.

BACKLOG ORDERS

     At December 31, 1998, 1997 and 1996, the Company had committed contract revenues for information services of approximately $392 million, $335 million and $265 million, respectively. Revenues on contracts generally have terms of not less than one year. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by the giving of six months written notice by either party, or 2) multi-year contracts either non-cancelable or cancelable only with significant penalties, generally by the giving of six months written notice after the initial multi-year term. Committed contract revenues include only the noncancelable portion of a contract. The portion of these committed contract revenues expected to be earned subsequent to 1999 is approximately 49%.

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

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new business products and services. In this regard, the Company is actively engaged in research and development of new software services and new database analyses and applications. Expenditures for research and development for the years ended December 31, 1998, 1997 and 1996 approximated $33.0 million, $25.0 million and $24.9 million, respectively. Included in these expenditures were $7.1 million, $3.7 million and $5.8 million of software development costs that were capitalized. Expenditures not capitalized were expensed as incurred.

PERSONNEL

     At December 31, 1998, the Company had approximately 4,600 full-time and 2,900 part-time employees worldwide. The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff.

ITEM 2. PROPERTIES

     The Company markets and provides its information services and software support services to U.S. clients from full-service sales offices in San Francisco and Los Angeles, California; Norwalk, Connecticut; Atlanta, Georgia; Cincinnati, Ohio; Minneapolis, Minnesota; Fairfield, New Jersey; Winston-Salem, North Carolina; Fort Washington, Pennsylvania as well as from its corporate headquarters in Chicago, Illinois and software development headquarters in Waltham, Massachusetts. The Company markets to international clients through subsidiaries, joint ventures and/or offices in Australia, Belgium, Canada, France, Germany, Guatemala, Greece, Italy, Japan, Mexico, the Netherlands, New Zealand, Puerto Rico, Spain, Sweden, United Kingdom, Venezuela and through its various distributors.

     Principal leased facilities of the Company are as follows:

                                                                           APPROXIMATE
                                                                           FLOOR AREA
LOCATION                                     PRINCIPAL OPERATION            (SQ. FT.)
--------                                     -------------------           -----------
Chicago, IL........................  Corporate headquarters and offices
                                     for professional staff                  427,000
Waltham, MA........................  Professional staff and computer
                                     facilities                               72,000
Wood Dale, IL......................  Computer facilities                      45,000
Regional sales and client service
  offices..........................  Sales, client service and analysis      254,000
International offices..............  Sales, client service, computer
                                     facilities and professional staff       231,000
Data collection facilities.........  Data collection and client test market control, cable TV studio
                                       facilities, warehouse                 160,000

ITEM 3. LEGAL PROCEEDINGS

     On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now a subsidiary of ACNielsen) and IMS International, Inc. (collectively, "the Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries, in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying/bundling services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and
vi) disparaging the Company to financial analysts and clients. By the Action, the Company seeks to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling.

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

     On January 15, 1999, IRI filed an action against Manugistics, Inc. ("Manugistics") in the Circuit Court of Cook County, Illinois, Case No. 99 L 00599. In its two count action, IRI has alleged that Manugistics has breached a Data Marketing and Revenue Agreement between IRI and Manugistics ("Agreement") by failing to pay certain amounts due to IRI thereunder. The Agreement was entered into by IRI and Manugistics in connection with the sale by IRI to Manugistics of certain assets relating to the manufacture, sale and servicing of certain logistics software. IRI has also alleged that Manugistics committed an anticipatory breach of the Agreement with respect to certain other amounts not yet due thereunder. IRI seeks damages in excess of $11.9 million in connection with these claims. IRI has also alleged that Manugistics breached a related non-competition and solicitation agreement between IRI and Manugistics. IRI seeks unspecified damages to be determined at trial under this count. On March 2, 1999, Manugistics filed a Motion to Stay Proceedings and Compel Arbitration which is currently pending before the Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  POSITION WITH COMPANY
NAME                                         AGE                 AND BUSINESS EXPERIENCE
----                                         ---                 -----------------------
Thomas W. Wilson, Jr.......................  67    Chairman of the Board of Directors of the Company
                                                   since April 1995. Chief Executive Officer since
                                                   November 1998. Director of the Company since 1991.
                                                   Senior Partner of McKinsey & Company, management
                                                   consultants, from 1973 until 1990 (retired).
                                                   Director of Aerial Communications Inc. since
                                                   October 1996.
Randall S. Smith...........................  47    President of International Services Group since
                                                   January 1995 and President of Information
                                                   Technology Group from February 1996 until March
                                                   1998; President -- International Operations
                                                   Division from prior to March 1994 until January
                                                   1995.
James R. Chambers..........................  41    President of U.S. Commercial Businesses Group since
                                                   October 1997; President -- Refrigerated Foods
                                                   Division of Nabisco Foods from January 1996 to
                                                   October 1997; Senior Vice President -- Sales and
                                                   Customer Service of Nabisco Foods from prior to
                                                   March 1994 to December 1996.
Gary M. Hill...............................  51    Executive Vice President and Chief Financial
                                                   Officer of the Company since May 1995. Financial
                                                   consultant from August 1994 to December 1994.
                                                   Senior Vice President -- Finance of Itel
                                                   Corporation from prior to March 1994 to July 1994.
Monica M. Weed.............................  38    Executive Vice President and General Counsel of the
                                                   Company since November 1998; Assistant Secretary
                                                   since May 1993; Senior Vice President and Assistant
                                                   General Counsel of the Company from December 1994
                                                   to November 1998; Vice President of the Company
                                                   from prior to March 1994 to December 1994.
John P. McNicholas, Jr.....................  45    Senior Vice President and Controller of the Company
                                                   since June 1995; Vice President -- Controller of
                                                   Itel Corporation from prior to March 1994 to March
                                                   1995.

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

     The high and low closing sales prices for the Company's Common Stock were as follows:

QUARTERS                                                       HIGH       LOW
--------                                                      -------   -------
1997
  1st quarter...............................................  $16.000   $13.500
  2nd quarter...............................................   15.125    11.875
  3rd quarter...............................................   18.563    14.000
  4th quarter...............................................   19.625    13.375
1998
  1st quarter...............................................  $16.250   $12.750
  2nd quarter...............................................   19.188    15.750
  3rd quarter...............................................   19.250     9.750
  4th quarter...............................................   13.000     6.938

     The last sale price on February 26, 1999 was $8.375 per share. As of February 26, 1999 there were 1,706 record holders of the Company's Common Stock.

     The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings for use in the Company's business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. There are restrictions in IRI's bank revolving credit facility and certain lease agreements which limit the payment of dividends and the purchases or redemption of Common Stock. (See
Note 9 of the Notes to the Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31
                                                    ------------------------------------------
                                                     1998     1997     1996     1995     1994
                                                    ------   ------   ------   ------   ------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
HISTORICAL RESULTS OF OPERATIONS(1)(2)(3)
Revenue...........................................  $511.3   $456.3   $405.6   $399.9   $376.6
                                                    ======   ======   ======   ======   ======
Nonrecurring expenses(5)..........................      --       --     (4.8)   (22.8)      --
                                                    ======   ======   ======   ======   ======
Operating profit (loss)...........................     7.0     14.8     (5.1)   (54.9)     5.3
                                                    ======   ======   ======   ======   ======
Net gain (loss) on sale of assets(6)..............      --       --     (4.6)    41.1       --
                                                    ======   ======   ======   ======   ======
Net earnings (loss) before cumulative effect of
  change in accounting principle(7)...............  $  3.8   $  7.7   $ (7.6)  $(11.7)  $ (8.9)
Cumulative effect on prior years of change in
  accounting principle(4).........................      --       --       --       --     (6.6)
                                                    ------   ------   ------   ------   ------
Net earnings (loss)...............................  $  3.8   $  7.7   $ (7.6)  $(11.7)  $(15.5)
                                                    ======   ======   ======   ======   ======
Net earnings (loss) per common share -- basic:
  Before cumulative effect of accounting
     changes......................................  $  .13   $  .27   $ (.27)  $ (.43)  $ (.34)
  Cumulative effect of accounting changes.........      --       --       --       --     (.26)
                                                    ------   ------   ------   ------   ------
  Net earnings (loss).............................  $  .13   $  .27   $ (.27)  $ (.43)  $ (.60)
                                                    ======   ======   ======   ======   ======
Weighted average common shares -- basic...........    28.6     28.5     27.8     27.0     26.1
                                                    ======   ======   ======   ======   ======
Net earnings (loss) per common and common
  equivalent share -- diluted:
  Before cumulative effect of accounting
     changes......................................  $  .13   $  .26   $ (.27)  $ (.43)  $ (.34)
  Cumulative effect of accounting changes(4):.....      --       --       --       --     (.26)
                                                    ------   ------   ------   ------   ------
  Net earnings (loss) -- diluted..................  $  .13   $  .26   $ (.27)  $ (.43)  $ (.60)
                                                    ======   ======   ======   ======   ======
Weighted average common and common equivalent
  shares -- diluted...............................    29.0     29.1     27.8     27.0     26.1
                                                    ======   ======   ======   ======   ======
BALANCE SHEET DATA(1)(2)(3)
Total assets......................................  $369.3   $366.6   $334.5   $338.5   $346.8
                                                    ======   ======   ======   ======   ======
Working capital...................................     5.2     24.9     34.6     44.4     66.9
                                                    ======   ======   ======   ======   ======
Long-term debt....................................     4.6       .6      7.9      3.8     31.5
                                                    ======   ======   ======   ======   ======
Stockholders' equity..............................  $238.5   $241.5   $226.3   $229.8   $227.2
                                                    ======   ======   ======   ======   ======
Book value per common and common equivalent
  share...........................................  $ 8.56   $ 8.41   $ 8.12   $ 8.33   $ 8.58
                                                    ======   ======   ======   ======   ======
Dividends paid per common share...................      --       --       --       --       --
                                                    ======   ======   ======   ======   ======
ADDITIONAL FINANCIAL INFORMATION(1)
Deferred data procurement costs...................  $120.5   $111.8   $ 98.0   $ 96.8   $ 79.2
                                                    ======   ======   ======   ======   ======
Capital expenditures..............................    33.7     34.4     18.8     24.5     24.0
                                                    ======   ======   ======   ======   ======

---------------

(1) In February 1998, the Company increased its ownership to 51% in a joint venture which offers a retail tracking service to the Netherlands market. In addition, effective May 21, 1998, the Company reduced its ownership of Information Resources Japan, Ltd. from 60% to 40%. The consolidation of the Netherlands joint venture operations, the exercise of its MEMRB option, and the deconsolidation of Information Resources Japan, Ltd., did not have a material impact on the consolidated financial results or position of the Company.

(2) In February 1997, the Company and GfK formed a new company, IRI/GfK Retail, of which the Company has a 51% ownership interest. IRI/GfK Retail purchased the German retail tracking business of GfK Panel. The consolidation of IRI/GfK Retail did not have a material impact on the consolidated financial results or position of the Company.

(3) In 1995, the Company purchased 39% of its French joint venture, IRI-SECODIP, from its joint venture partner increasing IRI's ownership from 50% to 89%. As a result of capital contributions made since 1994, the Company now owns substantially all of the joint venture interests. IRI-SECODIP has been consolidated effective January 1, 1995.

(4) Effective January 1, 1994, the Company changed its method of recognizing revenue on its information service products whereby revenue is recognized over the term of the contract on a straight-line basis. Previously, the Company recognized a portion of the initial contract revenue in the period between client commitment and either the start of forward data or the test commencement, with the remaining revenue recognized ratably over the initial contract term.

(5) The $4.8 million nonrecurring charge in 1996 principally related to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operation. Nonrecurring expenses in 1995 included a $12.4 million write-down of assets, principally related to European deferred data procurement costs, to net realizable value and a $10.4 million charge principally related to a U.S. facility closing.

(6) In December 1996, the Company recorded a $4.6 million charge primarily for the final settlement of the escrow account related to the sale of a portion of the Company's software business to Oracle in 1995. In July 1995, the Company sold to Oracle certain assets, liabilities and related software application products of its software products business, resulting in a $41.1 million gain. (See Note 4 of the Notes to Consolidated Financial Statements.)

(7) The 1994 results reflected a pre-tax provision of $8.3 million related to shareholder litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview: Over the periods presented, the Company has generated increased revenues in its U.S. business in spite of a period of intensely competitive pricing that began in 1993, through the offering of new products and services. While this intense price competition began moderating somewhat in 1996, pricing changes have a somewhat delayed effect on reported revenues in the Company's consolidated financial statements. This lagging effect is due to the long-term nature of many contracts and the fact that only a portion of such contracts come up for renewal and therefore are subject to competitive bidding in any particular year. In addition, because of the relatively high fixed cost component of the Company's database operations, small variations in revenue can have a significant impact on profitability.

     In 1992, the Company began introducing its InfoScan tracking service into Europe. Due to the inherent fixed cost nature of the business and the alleged anticompetitive business practices and tactics of its major competitor, ACNielsen, losses from the International services business have been significant. In December 1996, ACNielsen signed an Undertaking to the European Commission agreeing to halt numerous contractual practices which the Company believes had hampered the Company's participation in European markets. As a result of the Undertaking, the Company believes that ACNielsen clients can begin to benefit from the Company's services without risk of financial penalties being imposed by ACNielsen, and that a significant artificial barrier to the Company's efforts to provide services to the European markets has been removed. While the Company's International losses are now declining, cash investment in Europe will be significant until revenues increase further.

     Special Items: In 1996 the Company recorded a $4.8 million nonrecurring charge principally due to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operation and a $4.6 million net loss on sale of assets attributable to the final settlement of the sale of assets to Oracle Corporation.

     Operations: Consolidated revenues in 1998 increased 12.1% over 1997 while 1997 revenues were 12.5% higher than 1996. Net earnings were $3.8 million in 1998, compared to net earnings of $7.7 million in 1997, and a net loss of ($7.6) million in 1996.

     The Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests, ("Operating Results"), on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and Operating Results for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                                         1998       1997       1996
                                                       --------   --------   --------
Revenues:
  U.S. Services......................................  $396,992   $366,678   $344,612
  International Services.............................   114,331     89,649     60,991
                                                       --------   --------   --------
          Total......................................  $511,323   $456,327   $405,603
                                                       ========   ========   ========
Operating Results:
  U.S. Services......................................  $ 31,515   $ 38,613   $ 31,106
  International Services
     Operating loss..................................   (15,689)   (19,920)   (29,425)
     Minority interests benefit (expense)............       342       (304)       986
     Equity in earnings of affiliated companies......       443        444         30
                                                       --------   --------   --------
          Subtotal -- International Services.........   (14,904)   (19,780)   (28,409)
  Corporate and other expenses.......................    (8,856)    (3,926)    (1,965)
  Nonrecurring expenses..............................        --         --     (4,808)
                                                       --------   --------   --------
          Operating Results..........................  $  7,755   $ 14,907   $ (4,076)
                                                       ========   ========   ========

     Revenues from the Company's U.S. services business in 1998 were 8.3% higher than in 1997, while revenues in 1997 increased 6.4% over 1996. These revenue increases were primarily due to the expanded use of the Company's services and products, particularly its retailer specific and all store (i.e., Census) databases. Revenue increases came primarily from existing customers, as the Company's market share in the U.S. has remained relatively unchanged over the period. U.S. operating profit decreased 18.4% in 1998 due to an 11.4% increase in expenses. Results in 1998 were negatively affected by higher costs, including compensation, benefits, training and recruiting and by increased data collection efforts related to the Company's expanded household panel and convenience store operations. U.S. operating profit increased 24.1% in 1997 as margins expanded on the benefit of lower expense growth resulting from the Company's cost containment and reengineering initiatives.

     Total international service revenues in 1998 increased 27.5% over 1997. Revenues in 1998 reflect the benefit of the consolidation of IRI's majority-owned Netherlands operation, IRI/GfK Retail Services, B.V., effective in 1998. Excluding the Netherlands, European revenues increased 21.8% compared to 1997. International service revenues in 1997 increased 47.0% over 1996 in dollar terms despite the dampening effect of a strong U.S. dollar against European currencies. Revenues in 1997 also reflect the benefit of the consolidation of IRI's majority-owned German operation, IRI/GfK Retail, effective in early 1997. Excluding the German results and foreign exchange effect, European revenues increased 27.0% in 1997 compared to 1996 as the Company made continued inroads with multi-national customers. Operating Results for the Company's International businesses were a ($14.9) million loss in 1998, 24.7% below the ($19.8) million loss in 1997. The improved International Operating Results were principally due to continuing revenue growth of the Company's major European services, primarily France, the U.K. and Italy. The International Operating Results were a ($19.8) million loss in 1997 compared to a ($28.4) million loss in 1996. The reduced international losses are principally due to continued sharp revenue increases in each of the Company's major European countries.

     Corporate and other expenses increased in 1998 and 1997 over prior years due to higher legal expenses in the U.S. attributable to the anti-trust litigation, and increased compensation expense in 1998 primarily related to severance and recruiting costs.

     Year Ended December 31, 1998: Consolidated net earnings were $3.8 million in 1998 compared to net earnings of $7.7 million in 1997. Results in 1998 reflect a decrease in operating earnings in the Company's U.S. business caused by increased employee related expenses and data collection costs.

     Consolidated revenues increased 12.1% to $511.3 million in 1998. Revenues in 1998 reflect strong market share growth in Europe specifically in the U.K., France and Italy. Revenues in 1998 also benefited somewhat from the inclusion of the Company's majority-owned operations in the Netherlands, effective February 1, 1998.

     Consolidated cost of information services sold increased by $48.4 million, or 12.0% to $450.2 million in 1998. Major components of the 1998 increase included: (a) a $26.8 million increase in compensation expense resulting primarily from salary increases in the U.S. and growing European operations; (b) a $10.1 million increase in the amortization of deferred data procurement costs, principally resulting from expansion of information services businesses in Europe; and (c) a $5.8 million increase in operating expenses due to the 1998 consolidation of the Netherlands operation.

     Consolidated selling, general and administrative expenses increased by $14.4 million or 36.4% to $54.1 million for 1998. This increase was primarily attributable to recruiting, training and severance costs relating to the reorganization and transformation of the Company's U.S. sales, marketing and other operating functions, legal expenses in the U.S., and worldwide increases in other general expenses, including compensation. Increased legal expenses related to the Company's anti-trust lawsuit against The Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc. The case is currently in the discovery and deposition phase, and the Company anticipates that it will continue to incur a high level of legal expenses as the case continues to progress toward trial.

     Interest and other expenses were $1.2 million for 1998 compared to $.5 million in 1997. The increase in 1998 is due to increased bank borrowings during 1998 primarily resulting from the Company's purchases of Common Stock. The Company's 1998 income tax expense was higher than the income tax expense computed using the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

     Year Ended December 31, 1997: Consolidated net earnings were $7.7 million in 1997 compared to a net loss of ($7.6) million in 1996. Results in 1996 included a $4.8 million nonrecurring pretax charge principally related to the disposal of certain cable TV advertising cut-in equipment and a $4.6 million pretax charge primarily related to the final settlement on the sale of a portion of the Company's software business to Oracle in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $11.1 million consolidated cash balance and $57.0 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Cash Flow for the Year Ended December 31, 1998: Consolidated net cash provided by operating activities was $159.8 million for the year ended December 31, 1998 compared to $151.4 million in 1997. While earnings were lower in 1998, operating cash flow in 1998 contained greater amortization and depreciation elements than in 1997. Consolidated cash used in net investing activities was ($161.1) million in 1998 compared to ($147.6) million in 1997. Investing activity in 1998 reflects higher expenditures for data procurement and software development. Net cash provided (used) before financing activities was ($1.2) million in 1998 and $3.8 million in 1997 primarily due to higher investing activities in 1998. Consolidated cash provided (used) by net financing activities was ($8.7) million in 1998 compared to $6.4 million in 1997. The Company borrowed $3.0 million under its revolving line of credit during 1998 and during 1998 purchased $20.2 million of the Company's stock under its stock purchase plan.

     Cash Flow for the Year Ended December 31, 1997: Consolidated net cash provided by operating activities was $151.4 million for the year ended December 31, 1997 compared to $102.1 million for the year ended December 31, 1996. Cash provided by operating activities increased primarily due to improved operating performance both in Europe and in the U.S. and significantly lower working capital investment in the U.S. in 1997. Consolidated cash used in net investing activities was ($147.6) million in 1997 compared to ($121.2) million in 1996. Investing activity for 1997 reflected higher purchases of equipment and deferred data procurement costs offset by lower investment in capitalized software compared to 1996. Net cash provided (used) before financing activities was $3.8 million in 1997 and ($19.1) million for 1996. Consolidated cash provided by financing activities was $6.4 million in 1997 compared to $7.1 million in 1996 when the bank line was used to fund international operating needs. Proceeds from exercises of stock options were approximately $17.2 million in 1997 and $1.7 million in 1996. In the fourth quarter of 1997, the Company purchased shares of Common Stock at an aggregate purchase price of $3.0 million.

     Financings: On February 10, 1999, the Company amended its $75 million bank revolving credit facility to (1) reduce the maximum commitments to $60 million,
(2) extend the termination date to 2002, and (3) amend certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .25% payable on the unused portion. The weighted average interest rate at December 31, 1998 was 6.25%. In October 1997, the Company replaced its $50 million bank revolving credit facility maturing in 1998 with a $75 million facility maturing in 2001.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $23.0 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Common Stock Purchase Plan: In November 1997 the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. As of December 31, 1998, the Company had purchased and retired 1,861,800 shares under the plan at an average cost of $12.46 per share of which 1,442,600 shares were purchased during 1998 at an average cost of $11.96 per share.

     Other Deferred Costs: Consolidated deferred data procurement expenditures were $120.5 million, $111.8 million and $98.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. The increase in deferred data procurement expenditures was related to the expansion of the Company's International services business and increased convenience store collection costs and expenses related to the expansion of its multi-outlet household panel in the U.S., in 1998 and 1997. Deferred data procurement expenditures for the Company's U.S. services business were $76.9 million, $71.7 million and $65.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's International services business deferred data procurement expenditures were $43.6 million, $40.1 million and $32.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     NOL Carryforwards: As of December 31, 1998, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $67.9 million that expire primarily in 2009 and 2011. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. At December 31, 1998 the Company also had general business tax credit carryforwards of approximately $9.6 million which expire primarily between 1999 and 2012, and are available to reduce future Federal income tax liabilities. In addition, at December 31, 1998, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $10.9 million which are subject to various income tax provisions of each respective country. Approximately $3.6 million of these foreign NOLs may be carried forward indefinitely, while the remaining $7.3 million expire in 2000 through 2003.

     Impact of Inflation: Inflation has slowed in recent years and is currently not an important determinant of the Company's results of operations. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and, in the case of multi-year contracts, through consumer price index provisions of such agreements.

YEAR 2000 ISSUES

     Background: Many systems (including computers, software and other equipment) include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or to produce correct results if "00" is interpreted to mean "1900". For the Company, such failures would cause disruptions of operations including, among other things, a temporary inability to obtain data from retailers, process transactions, communicate information to tracking service clients, send invoices or engage in normal business activities.

     In 1996 and 1997, various internal review teams within the Company began addressing the Year 2000 issue in their respective areas. In early 1998, a steering committee was established to represent all operating, administrative and finance areas of the Company to direct the process of identifying, assessing and resolving significant Year 2000 issues in a timely manner. The process includes development of remediation plans, where necessary, as they relate to internally used software, commercial software applications licensed to clients, computer hardware and the use of computer applications in the Company's data warehouse operations. In addition, the Company is engaged in assessing the Year 2000 issue with third parties including significant suppliers, such as data vendors and tracking service clients. Executive management including the Company's chairman of the Board of Directors is represented on the steering committee and monitors the status of the Company's Year 2000 plans. In addition, management reports the status of the Year 2000 project to the Board of Directors.

     The operations of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may also be affected by the Year 2000. The Company's current assessment of the potential effect of the Year 2000 issues on its office and facilities equipment is considered to be minimal, in terms of risk and incremental cost of remediation.

     Risks: The Company has identified potential Year 2000 risks in the following four categories:
(1) reliance upon third party retailers in the U.S. and Europe for data for use in its InfoScan tracking services;
(2) processing of data by the various computer applications in its Wood Dale, Illinois facilities;
(3) commercial software products and applications produced and/or marketed by the Company; and
(4) Company data interfaces with client developed applications which may not be Year 2000 compliant.

     Third Party Retailers: The Company has identified and has initially contacted, using surveys, all of its critical retailers in the U.S. and Europe to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full certification of Year 2000 compliance for all key suppliers of tracking data to the Company will be completed during the fourth quarter of 1999. To the extent that retailer responses to Year 2000 readiness are unsatisfactory, the Company intends to follow up to assess whether all critical retailers are Year 2000 compliant. In addition, the Company is currently investigating alternative sources or methodologies to provide the Company with reasonable assurance of source retailer data should a U.S. or European key retailer encounter unforeseen difficulties during early 2000.

     Wood Dale Computer Applications: The Company has commenced a review of its information and operational systems used to process data in its InfoScan tracking services in order to identify those systems that are not Year 2000 compliant. The Company has determined that its InfoScan tracking service is largely Year 2000 compliant due to the Company's main feature of programming design which accounts for data by "weeks" as opposed to calendar dates. However, the Company has identified certain systems which might be negatively impacted by Year 2000. Accordingly, it is building a Year 2000 test database and a test environment to assess compliance on programs affecting major services to clients. The test environment will also provide an ongoing benefit to the Company for future programs developed by the Company. The Company estimates that completion of the test database and test environment will occur by mid-1999 and that remediation will be completed by the third quarter of 1999.

     Commercial Software Products and Applications: During 1997, the Company began an internal review of each of its software products which it intends to maintain through the Year 2000. Based upon this assessment, the Company concluded that its standard policy of regular software maintenance, upgrades and lifecycle evaluation will provide adequate assurance that the Company's current portfolio of software products will be Year 2000 compliant by mid-year 1999. In 1998, the Company began the process of identifying and contacting clients and former clients in both the U.S. and Europe for whom the Company previously developed custom applications. These investigations will determine the extent to which custom applications developed by the Company require Year 2000 remediation and whether the Company will provide software consulting services in order to assist these clients and former clients in such remediation. The Company believes it has completed the identification of all material custom application issues and has no significant obligation for remediation.

     Data Interfaces with Client Applications: As part of its ongoing services, the Company has begun making inquiries of major clients to identify and resolve potential Year 2000 issues resulting from IRI interfaces with client applications, including any custom applications developed by clients. However, management believes that it may not be possible for it to determine with complete certainty that Year 2000 issues affecting client applications can be identified or corrected due to the complexity of these applications and the fact that these systems interact and operate with computer systems which are not under the Company's control. Consequently, the Company is unable to estimate a timetable for completion of this assessment including remediation and any related costs, as the decision to allow the Company to conduct such investigations on a timely basis resides with each client.

     Costs: The Company uses both internal and external resources in the assessment and remediation of Year 2000 issues and believes these resources will provide adequate support for such resolution. While the costs of external resources are quantifiable, the costs of internal resources who deal with data vendors and tracking service and software clients on a daily basis on a variety of subjects, including Year 2000 issues, are difficult for the Company to estimate. Accordingly, costs included in the Company's disclosures are subject to uncertainty with respect to internal personnel. The Company currently estimates that the combined 1998 and 1999 internal and external Year 2000 project costs will range from $10 million to $12 million and will be funded through operating cash flow. To date, the Company estimates that approximately $2 million has been spent and expensed, and of the remaining estimated costs, up to approximately $4 million may be capitalized for new systems and equipment.

     Most Likely Consequences of Year 2000 Problems: The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations. However, management believes that it may not be possible for it to determine with complete certainty that all Year 2000 issues affecting the Company will be identified or corrected on a timely basis. The number of devices that could be affected and the interactions among these devices are innumerable. In addition, accurate predictions of the extent of Year 2000 problem-related failures or the severity, duration, or financial consequences of these failures, cannot be made. As a result, management expects that the Company could likely suffer the following consequences:

          1. A significant number of operational inconveniences and inefficiencies for the Company, its retailers and its clients may divert management's time and attention and financial and human resources from their ordinary business activities; and

          2. A lesser number of serious system failures may require significant efforts by the Company, its retailers or its clients to prevent or alleviate material business disruptions.

     Contingency Plans: The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 issues affecting its internal systems. The Company expects to complete its contingency plans by mid-1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, or use of contract personnel to correct on an accelerated schedule any year 2000 issues that arise or to provide manual workarounds for information systems, and similar approaches. If the Company actually is required to implement any of these contingency plans, it could have a material effect on the Company's financial condition and results of operations. However, based on the activities described above, the Company does not believe that the Year 2000 issues will have a material adverse effect on the Company's business or results of operations.

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

EUROPEAN CURRENCY CONVERSION ISSUES

     In accordance with the 1992 treaty of the European Union, on January 1, 1999, a new single European currency, the "euro", became legal tender, which will replace the sovereign currencies ("legacy currencies") of the eleven initial members of the European Union ("participating countries"). On this date, fixed conversion rates between the euro and the legacy currencies in those particular countries were established. During the transition period, which ends on January 1, 2002, the entities within participating countries have the option of accounting for their transactions in either euros or their legacy currencies. Euros are currently available for non-cash transactions only; euro bills and coins will be available for cash transactions at the conclusion of the transition period. No later than July 1, 2002, the participating countries will withdraw their legacy currencies from circulation and they will cease to be legal tender. Participating countries have ceded certain aspects of their monetary policy authority, including money supply and official interest rates for the euro, to the European Central Bank.

     As the Company has operations in several of the participating countries, it will be affected by issues surrounding the introduction of and transition to the euro. The Company's European Executive Committee ("the Committee") is charged with formulating and executing all aspects of the Company's response concerning the conversion to the euro.

     The Committee is currently investigating the impact of the euro on all computer systems that affect the Company. Specific systems concerns include the ability to provide its clients InfoScan services in euros and to pay bills, to receive payments, to invoice and to provide pricing in euros. The Company expects all systems issues to be resolved by the conclusion of the transition period and accordingly, anticipates no significant interruptions in its business operations.

     During the transition period, the Company's clients have the right to settle transactions in both the euro and legacy currencies. The Company may also be affected by other economic, legal, political, and social factors relating to the transition to the euro. The Company may also be impacted by: the ability of the banking systems to function smoothly during and after the transition period; the monetary policy as set by the European Central Bank; the interpretation of the Company's contracts and tax laws, regulations and treaties within the European Union, United States and the World Trade Organization; and by additional macroeconomic and other factors beyond the Company's control.

FORWARD LOOKING INFORMATION

     Certain matters discussed above are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including customer renewals of service contracts, the timing of significant new customer engagements, the success of transforming its domestic operations, competitive conditions, changes in client spending for the non-contractual services the Company offers, the release of chain-specific data by European retailers, foreign currency exchange rates, Year 2000 and European currency conversion issues and other factors beyond the Company's control. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                    PAGE
                                                                    NO.
                                                                    ----
(a)  Financial Statements
     Report of Independent Auditors..............................    22
     Consolidated Balance Sheets at December 31, 1998 and 1997...    23
     Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996............................    24
     Statement of Changes in Stockholders' Equity and
     Comprehensive Income for the years ended December 31, 1998,
     1997 and 1996...............................................    25
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996............................    26
     Notes to Consolidated Financial Statements..................    27
(b)  Supplementary Data
     Summary of Quarterly Data...................................    40

     Financial statement schedule is included on page 43 preceding the signature pages of this report (see Item 14).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Information Resources, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Chicago, Illinois
February 11, 1999

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1998          1997
                                                              --------      ---------
                                                                  (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 11,149      $  20,925
  Accounts receivable, net..................................    87,637         96,209
  Prepaid expenses and other................................     9,223          9,563
                                                              --------      ---------
          Total Current Assets..............................   108,009        126,697
                                                              --------      ---------
  Property and equipment, at cost...........................   177,443        180,043
  Accumulated depreciation..................................   (97,940)      (111,628)
                                                              --------      ---------
          Net Property and Equipment........................    79,503         68,415
  Investments...............................................     9,792         13,061
  Other assets..............................................   171,989        158,447
                                                              --------      ---------
                                                              $369,293      $ 366,620
                                                              ========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of capitalized leases..................  $    521      $   2,266
  Accounts payable..........................................    43,640         49,306
  Accrued compensation and benefits.........................    20,925         20,357
  Accrued property, payroll and other taxes.................     4,486          3,068
  Accrued expenses..........................................    11,287          6,324
  Deferred revenue..........................................    21,940         20,469
                                                              --------      ---------
          Total Current Liabilities.........................   102,799        101,790
                                                              --------      ---------
  Long-term debt............................................     4,575            640
  Deferred income taxes, net................................    14,017         13,660
  Other liabilities.........................................     9,450          8,988
STOCKHOLDERS' EQUITY
  Preferred stock -- authorized 1,000,000 shares, $.01 par
     value; none issued.....................................        --             --
  Common stock -- authorized 60,000,000 shares, $.01 par
     value; 27,867,884 and 28,713,943 shares issued and
     outstanding, respectively..............................       279            287
  Capital in excess of par value............................   190,701        198,537
  Retained earnings.........................................    49,778         45,932
  Accumulated other comprehensive income (loss).............    (2,306)        (3,214)
                                                              --------      ---------
          Total Stockholders' Equity........................   238,452        241,542
                                                              --------      ---------
                                                              $369,293      $ 366,620
                                                              ========      =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1998          1997          1996
                                                          ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Information services revenues...........................  $ 511,323     $ 456,327     $ 405,603
Costs and expenses:
  Information services sold.............................   (450,236)     (401,876)     (368,951)
  Selling, general and administrative expenses..........    (54,117)      (39,684)      (36,936)
  Nonrecurring expenses.................................         --            --        (4,808)
                                                          ---------     ---------     ---------
                                                           (504,353)     (441,560)     (410,695)
                                                          ---------     ---------     ---------
Operating profit (loss).................................      6,970        14,767        (5,092)
Net loss on sale of assets..............................         --            --        (4,600)
Interest expense and other, net.........................     (1,174)         (545)       (1,182)
Equity in earnings of affiliated companies..............        443           444            30
Minority interests benefit (expense)....................        342          (304)          986
                                                          ---------     ---------     ---------
Earnings (loss) before income taxes.....................      6,581        14,362        (9,858)
Income tax (expense) benefit............................     (2,735)       (6,700)        2,300
                                                          ---------     ---------     ---------
Net earnings (loss).....................................  $   3,846     $   7,662     $  (7,558)
                                                          =========     =========     =========
Net earnings (loss) per common share -- basic...........  $     .13     $     .27     $    (.27)
                                                          =========     =========     =========
Net earnings (loss) per common and common equivalent
  share -- diluted......................................  $     .13     $     .26     $    (.27)
                                                          =========     =========     =========
Weighted average common shares -- basic.................     28,578        28,476        27,755
                                                          =========     =========     =========
Weighted average common and common equivalent shares --
  diluted...............................................     28,986        29,069        27,755
                                                          =========     =========     =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,

                                                                            ACCUMULATED
                                                                               OTHER           TOTAL
                                            COMMON   PAID-IN    RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                            STOCK    CAPITAL    EARNINGS      INCOME          EQUITY
                                            ------   --------   --------   -------------   -------------
                                                                   (IN THOUSANDS)
Balance at December 31, 1995..............   $276    $183,615   $45,828       $    35        $229,754
                                             ----    --------   -------       -------        --------
Comprehensive income (loss):
  Net loss................................     --          --    (7,558)           --          (7,558)
  Other comprehensive income (loss),
     foreign currency translation
     adjustment...........................     --          --        --           531             531
                                                                                             --------
  Comprehensive income (loss).............                                                     (7,027)
Shares issued from employee stock option
  plan exercises and other................      3       3,598        --            --           3,601
                                             ----    --------   -------       -------        --------
Balance at December 31, 1996..............    279     187,213    38,270           566         226,328
                                             ----    --------   -------       -------        --------
Comprehensive income:
  Net earnings............................     --          --     7,662            --           7,662
  Other comprehensive income, foreign
     currency translation adjustment......     --          --        --        (3,780)         (3,780)
                                                                                             --------
  Comprehensive income....................                                                      3,882
Shares issued from employee stock option
  plan exercises and other................     12      17,269        --            --          17,281
Shares purchased and retired..............     (4)     (5,945)       --            --          (5,949)
                                             ----    --------   -------       -------        --------
Balance at December 31, 1997..............    287     198,537    45,932        (3,214)        241,542
                                             ----    --------   -------       -------        --------
Comprehensive income:
  Net earnings............................     --          --     3,846            --           3,846
  Other comprehensive income, foreign
     currency translation adjustment......     --          --        --           908             908
                                                                                             --------
  Comprehensive income....................                                                      4,754
Shares issued from employee stock option
  plan exercises and other................      6       9,398        --            --           9,404
Shares purchased and retired..............    (14)    (17,234)       --            --         (17,248)
                                             ----    --------   -------       -------        --------
Balance at December 31, 1998..............   $279    $190,701   $49,778       $(2,306)       $238,452
                                             ====    ========   =======       =======        ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).......................................  $   3,846   $   7,662   $  (7,558)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Amortization of deferred data procurement costs.........    112,111     101,625      87,944
  Depreciation............................................     23,238      20,421      20,204
  Amortization of capitalized software costs and
     intangibles..........................................      6,894       6,689       7,140
  Deferred income tax expense (benefit)...................      2,606       6,329      (2,938)
  Equity in earnings of affiliated companies and minority
     interests............................................       (785)       (140)     (1,016)
  Nonrecurring expenses and loss on disposition of
     assets...............................................         --          --       9,408
  Other...................................................     (2,864)     (3,529)     (3,002)
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable, net......      9,615       6,514      (5,444)
     Increase (decrease) in other current assets..........        560      (2,379)     (1,334)
     Increase (decrease) in accounts payable and accrued
       liabilities........................................      3,147       8,168      (3,314)
     Increase (decrease) in deferred revenue..............      1,471        (672)        (84)
     Other, net...........................................          3         679       2,077
                                                            ---------   ---------   ---------
          Total adjustments...............................    155,996     143,705     109,641
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    159,842     151,367     102,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets.......................         --       1,500       2,900
Deferred data procurement costs...........................   (120,493)   (111,814)    (98,005)
Purchase of property, equipment and software..............    (33,731)    (34,444)    (18,772)
Capitalized software costs................................     (7,167)     (3,682)     (5,784)
Investments and net assets acquired in business
  acquisitions and other, net.............................        319         889      (1,550)
                                                            ---------   ---------   ---------
          Net cash used by investing activities...........   (161,072)   (147,551)   (121,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)..........................      3,000      (5,500)      5,500
Net borrowings (repayments) of capitalized leases.........       (810)     (2,291)       (880)
Purchases of Common Stock.................................    (20,185)     (3,012)         --
Proceeds from exercise of stock options and other.........      9,256      17,154       2,445
                                                            ---------   ---------   ---------
          Net cash provided (used) by financing
            activities....................................     (8,739)      6,351       7,065
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................        193      (1,437)       (626)
                                                            ---------   ---------   ---------
          Net increase (decrease) in cash and cash
            equivalents...................................     (9,776)      8,730     (12,689)
Cash and cash equivalents at beginning of year............     20,925      12,195      24,884
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $  11,149   $  20,925   $  12,195
                                                            =========   =========   =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF ACCOUNTING POLICIES

BUSINESS

     Information Resources, Inc. ("IRI") and its subsidiaries (collectively the "Company") is a leading provider of universal product code ("UPC"), scanner-based business solutions services to the consumer packaged goods ("CPG") industry, offering services in the U.S., Europe and other international markets. The Company supplies CPG manufacturers, retailers and brokers with information and analysis critical to their sales, marketing and supply chain operations. IRI provides services designed to deliver value through an enhanced understanding of the consumer to a majority of the Fortune 500 companies in the CPG industry.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Information Resources, Inc. and all wholly or majority owned subsidiaries and affiliates. Minority interests reflect the non-Company owned stockholder interests in IRI InfoScan Limited (U.K.), IRI/GfK Retail Services GmbH (Germany) ("IRI/GfK Retail"), effective February 1997, IRI/GfK Retail Services B.V. (the Netherlands), effective February 1998 and Information Resources Espana, S.L., effective November 1998. The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1998 presentation.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT

     Expenditures for research and development for the years ended December 31, 1998, 1997 and 1996 approximated $33.0 million, $25.0 million and $24.9 million, respectively. Included in these expenditures were $7.1 million, $3.7 million and $5.8 million of commercial software development costs that were capitalized for the years ended December 31, 1998, 1997 and 1996, respectively. Expenditures not capitalized are charged to expense as incurred.

BENEFITS PLAN

     The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The expense recognized for the 401(k) plan totaled approximately $2.9 million, $2.4 million and $2.0 million in 1998, 1997 and 1996, respectively.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, commercial paper and funds held in money market accounts with a maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

     The carrying value of the Company's financial instruments, cash and cash equivalents, investments and debt obligations represent a reasonable estimate of their fair value. As of December 31, 1998 and 1997, the Company had no significant concentrations of credit risk related to cash equivalents and accounts receivable.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and is depreciated over the estimated service lives. For financial statement purposes, depreciation is provided by the straight-line method. The Company also capitalizes the cost of internal-use computer software as incurred and amortizes such costs over the related project estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of their estimated service lives or the terms of their respective lease agreements. Estimated useful lives are as follows:

Computer equipment and software.............................   3 to 7 years
Market testing and other operating equipment................   3 to 7 years
Leasehold improvements......................................  5 to 20 years
Equipment and furniture.....................................   3 to 8 years

OTHER ASSETS

     Other assets include deferred data procurement costs, intangible assets and capitalized software costs held for sale. Data procurement costs are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and causal costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the database. Intangible assets include goodwill, solicitation rights and non-compete agreements, all of which arose from acquisitions, investments or strategic alliances. Goodwill is amortized on a straight-line basis over periods from ten to twenty years. Solicitation rights are amortized on a straight-line basis over the expected useful lives of six to ten years. Non-compete agreements are being amortized over periods from five to seven years. Capitalized costs of computer software

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES held for sale are amortized on a straight-line basis beginning upon the software's general release date over a period not to exceed three years.

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

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE AND STOCK-BASED COMPENSATION

     The Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" effective January 1, 1997. Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each year. Net earnings (loss) per common and common equivalent share -- diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each year. For the years ended December 31, 1998 and 1997, stock options with an exercise price greater than $17.41 and $16.50 per share, aggregating 540,176 and 750,262, respectively, were excluded from the weighted average shares outstanding calculation because they were antidilutive.

     The Company accounts for stock option grants in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

ADOPTION OF RECENT STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     Adoption of Recent Statement of Financial Accounting Standards: The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in its December 31, 1998 consolidated financial statements.

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest expense paid and income taxes paid (refunded) during the years ended December 31, was as follows (in thousands):

                                                              1998     1997     1996
                                                             ------   ------   ------
Interest...................................................  $1,257   $1,346   $2,103
Income taxes...............................................   1,548      262     (735)

     Excluded from the consolidated statements of cash flows was the effect of several non-cash investing and financing activities. In 1998, 1997 and 1996, receivables of $1.6 million, $.5 million and $.7 million, respectively, were reclassified to investment in joint ventures.

3. ACQUISITIONS AND JOINT VENTURES

     IRI began a start-up venture in Spain during April 1998. In November 1998, the Company executed a joint venture agreement with Media Planning, S.A. to create a new retail tracking business to serve the

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

Spanish market under the name Information Resources Espana, S.L. ("IRI-Spain"). On January 18, 1999, IRI-Spain and Dympanel, S.A. signed a cooperation agreement which added Dympanel, S.A. as a third investor in IRI-Spain. The aforementioned agreements resulted in the Company, Media Planning, S.A., and Dympanel, S.A. owning 60%, 30% and 10%, respectively, of the capital shares of IRI-Spain.

     Under the terms of a 1995 agreement, the Company had a strategic alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. In October 1998 IRI exercised its option to acquire a 19.9% ownership interest in MEMRB and holds an option to increase its ownership interest of MEMRB to 49%.

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

     Effective May 21, 1998, the Company reduced its ownership in Information Resources, Japan, Ltd., from 60% to 40% by selling a 20% ownership interest to Mitsui & Co., Ltd.

     In February 1997, the Company and GfK organized a new joint venture company, IRI/GfK Retail. The Company has a 51% ownership interest in IRI/GfK Retail, and GfK owns the remainder. IRI/GfK Retail purchased the German retail tracking business of GfK Panel Services GmbH ("GfK Panel").

     In a separate transaction, the Company sold its previously held 15% ownership interest in GfK Panel to GfK at no book gain or loss. GfK Panel, a provider of consumer panel and ad hoc research services, will cooperate with IRI/GfK Retail in selling and delivering services to customers.

     The consolidation of the Company's Netherlands operations, the exercise of its MEMRB option and the sale of its 20% interest in Information Resources Japan, Ltd. did not have a material impact on the consolidated financial results or position of the Company.

4. NONRECURRING EXPENSES AND NET LOSS ON DISPOSITION OF ASSETS

     Nonrecurring expenses in 1996 included a $4.8 million charge principally related to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market-testing operation.

     In 1995, the Company sold to Oracle Corporation certain assets, liabilities and related software application products relating to the on-line analytical processing business previously operated by the Company's software division. A portion of the cash proceeds were placed into an interest-bearing escrow account. In December 1996, the Company recorded a $4.6 million charge related primarily to the final settlement of the escrow account.

5. INCOME TAXES

     IRI and its U.S. subsidiaries and partnerships file their U.S. Federal income tax return on a consolidated basis. As of December 31, 1998, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $67.9 million that expire primarily in 2009 and 2011. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. At December 31, 1998 the Company also had general business tax credit carryforwards of

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES approximately $9.6 million which expire primarily between 1999 and 2012, and are available to reduce future U.S. Federal income tax liabilities. In addition, at December 31, 1998, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $10.9 million which are subject to the various income tax provisions of each respective country. Approximately $3.6 million of these foreign NOLs may be carried forward indefinitely, while the remaining $7.3 million expire in 2000 through 2003.

     Domestic earnings before income taxes were $16.6 million, $31.4 million and $11.7 million for 1998, 1997 and 1996, respectively. The foreign loss before income taxes was ($10.0) million, ($17.0) million and ($21.6) million for 1998, 1997 and 1996, respectively. A majority of the foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. Federal income tax return in accordance with the U.S. Internal Revenue Code.

     Income tax (expense) benefit relating to earnings (loss) for the years ended December 31, 1998, 1997 and 1996 consisted of the following components (in thousands):

                                                            1998      1997      1996
                                                           -------   -------   ------
Current income tax (expense) benefit
  Federal................................................  $    --   $    --   $   --
  Foreign................................................     (129)     (371)    (638)
  State and local........................................       --        --       --
                                                           -------   -------   ------
                                                              (129)     (371)    (638)
                                                           -------   -------   ------
Deferred income tax (expense) benefit
  Federal................................................   (1,939)   (6,366)   3,805
  Foreign................................................       21       549     (937)
  State and local........................................     (688)     (512)      70
                                                           -------   -------   ------
                                                            (2,606)   (6,329)   2,938
                                                           -------   -------   ------
Income tax (expense) benefit.............................  $(2,735)  $(6,700)  $2,300
                                                           =======   =======   ======

     The Company has reduced its deferred tax liability by its Federal, state and certain foreign NOL carryforwards in its consolidated financial statements. The Company's recognition of future tax benefits is due to the expected utilization of those benefits based upon future receipt of substantial taxable income, specifically resulting from over $110.0 million of existing net temporary differences at December 31, 1998, primarily deferred data procurement costs, capitalized software costs, and other items, most of which will reverse over the next three years.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Deferred tax liabilities:
  Deferred data procurement costs...........................  $48,581   $45,366
  Capitalized software costs................................    2,385     4,669
  Acquisition related costs.................................    4,536     4,493
  Other.....................................................   11,767     8,635
                                                              -------   -------
          Total deferred tax liabilities....................   67,269    63,163
Deferred tax assets:
  Domestic NOL carryforwards................................   25,003    26,904
  Domestic tax credit carryforwards.........................    9,571     9,467
  Foreign NOL carryforwards.................................    4,409     3,648
  Revenue recognition change................................      710     1,404
  Reserve for compensation related items....................    4,866     5,021
  Other.....................................................   17,486    11,785
                                                              -------   -------
          Total deferred tax assets.........................   62,045    58,229
Valuation allowance on deferred tax assets..................   (8,793)   (8,726)
                                                              -------   -------
Net deferred tax assets.....................................   53,252    49,503
                                                              -------   -------
Net deferred tax liability..................................  $14,017   $13,660
                                                              =======   =======

     The valuation allowance increased by $.1 million in 1998 and $2.2 million in 1997, as it is more likely than not that the net operating loss and domestic tax credit carryforwards recorded by certain Company subsidiaries in these years will not be fully utilized to offset taxable income.

     Income tax (expense) benefit differs from the statutory U.S. Federal income tax rate of 35% applied to earnings (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996 as follows (in thousands):

                                                            1998      1997      1996
                                                           -------   -------   ------
Statutory tax (expense) benefit..........................  $(2,303)  $(5,027)  $3,450
Effects of --
  State income taxes, net of Federal income tax
     benefit.............................................     (447)     (333)      45
  Nondeductible meals and entertainment..................     (428)     (407)    (365)
  Nondeductible acquisition/organization costs...........     (180)     (127)    (210)
  Other non-taxable income (nondeductible expenses)......       --       (11)      18
  Foreign losses and taxes...............................      558    (1,089)    (805)
  Change in valuation allowance..........................      400       216      419
  Other..................................................     (335)       78     (252)
                                                           -------   -------   ------
                                                           $(2,735)  $(6,700)  $2,300
                                                           =======   =======   ======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

6. ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, were as follows (in thousands):

                                                               1998       1997
                                                              -------   --------
Billed......................................................  $71,141   $ 70,761
Unbilled....................................................   21,258     29,288
                                                              -------   --------
                                                               92,399    100,049
Reserve for accounts receivable.............................   (4,762)    (3,840)
                                                              -------   --------
                                                              $87,637   $ 96,209
                                                              =======   ========

     Payments received in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled accounts receivable represent revenues and fees on contracts and other services earned to date for which customers were not invoiced as of the balance sheet date.

7 . PROPERTY AND EQUIPMENT

     Property and equipment at December 31, were as follows (in thousands):

                                                                1998       1997
                                                              --------   ---------
Computer equipment and software.............................  $ 96,302   $ 102,283
Market testing and other operating equipment................    30,730      24,581
Leasehold improvements......................................    14,963      16,513
Equipment and furniture.....................................    35,448      36,666
                                                              --------   ---------
                                                               177,443     180,043
Accumulated depreciation....................................   (97,940)   (111,628)
                                                              --------   ---------
                                                              $ 79,503   $  68,415
                                                              ========   =========

8. INVESTMENTS AND OTHER ASSETS

     Investments at December 31 were as follows (in thousands):

                                                               1998      1997
                                                              ------    -------
Datos Information Resources, at cost plus equity in
  undistributed earnings....................................  $5,268    $ 5,143
GfK Panel Services Benelux B.V., at cost....................   1,272      5,919
Other.......................................................   3,252      1,999
                                                              ------    -------
                                                              $9,792    $13,061
                                                              ======    =======

     Other assets at December 31 were as follows (in thousands):

                                                                1998       1997
                                                              --------   --------
Deferred data procurement costs -- net of accumulated
  amortization of $123,440 in 1998 and $108,491 in 1997.....  $138,356   $126,733
Intangible assets, including goodwill -- net of accumulated
  amortization of $13,616 in 1998 and $10,233 in 1997.......    18,610     16,463
Capitalized software costs -- net of accumulated
  amortization of $3,701 in 1998 and $3,578 in 1997.........     9,258      6,093
Other.......................................................     5,765      9,158
                                                              --------   --------
                                                              $171,989   $158,447
                                                              ========   ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

9. LONG-TERM DEBT

     Long-term debt at December 31, was as follows (in thousands):

                                                               1998     1997
                                                              ------   -------
Bank borrowings.............................................  $3,000   $    --
Capitalized leases and other................................   2,096     2,906
                                                              ------   -------
                                                               5,096     2,906
Less current maturities.....................................    (521)   (2,266)
                                                              ------   -------
                                                              $4,575   $   640
                                                              ======   =======

     Financings: On February 10, 1999 the Company amended its $75 million bank revolving credit facility to (1) reduce the maximum commitments to $60 million,
(2) extend the termination date to 2002, and (3) amend certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .25% payable on the unused portion. The weighted average interest rate at December 31, 1998 was 6.25%. In October 1997, the Company replaced its $50 million bank revolving credit facility maturing in 1998 with a $75 million facility maturing in 2001.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $23.0 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Capitalized leases and other primarily consist of leases for computer and communications equipment expiring through 2000. Maturities of capitalized leases in 1999 and 2000 are $.5 million and $1.6 million, respectively.

10. CAPITAL STOCK

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

COMMON STOCK

     At December 31, 1998, 1997 and 1996, 27,867,884, 28,713,943 and 27,886,406
shares of Common Stock, respectively were issued and outstanding. At December 31, 1998, .9 million and 3.3 million options were available for grant under the Executive Stock Option Plan and the Employee Stock Option Plan, respectively. In connection with all IRI employee and director stock plans, 11.6 million shares were reserved for issuance at December 31, 1998.

     In November 1997 the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. As of December 31, 1998, the Company had purchased and retired 1,861,800 shares under the plan at an average cost of $12.46 per share, including 1,442,600 shares purchased during 1998 at an average cost of $11.96 per share.

     In May 1996, the Company's shareholders approved a stock plan for non-employee directors (the Director's Plan), authorizing the issuance of up to 100,000 shares of Common Stock. Under the Directors' Plan an eligible director is paid annually in shares of Common Stock in lieu of 75% of the cash retainer otherwise payable for services on the Board. The number of shares issued is based upon the fair market value of the Company's Common Stock. The Company issued 8,154, 9,873, and 10,692 shares in 1998, 1997 and 1996 at a price of
$17.38, $14.36 and $14.25 per share, respectively, under the Director's Plan.

     There are restrictions in IRI's bank revolving credit facility and lease agreements which limit the payment of dividends and the purchases or redemption of Common Stock. (See Note 9.)

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

     The following table presents, on a pro forma basis, net earnings (loss) and net earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 as if an alternate method of accounting as prescribed by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" for stock options had been adopted (in thousands, except per share data):

                                                             1998     1997     1996
                                                            ------   ------   -------
Net earnings (loss) -- as reported........................  $3,846   $7,662   $(7,558)
                                                            ======   ======   =======
Net earnings (loss) -- pro forma..........................  $  981   $6,096   $(8,673)
                                                            ======   ======   =======
Net earnings (loss) per common share -- basic -- as
  reported................................................  $  .13   $  .27   $  (.27)
                                                            ======   ======   =======
Net earnings (loss) per common share -- basic -- pro
  forma...................................................  $  .03   $  .21   $  (.31)
                                                            ======   ======   =======
Net earnings (loss) per common and common equivalent
  share -- diluted -- as reported.........................  $  .13   $  .26   $  (.27)
                                                            ======   ======   =======
Net earnings (loss) per common and common equivalent
  share -- diluted -- pro forma...........................  $  .03   $  .21   $  (.31)
                                                            ======   ======   =======

     The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 5.5%, 6.6% and 6.7% for 1998, 1997 and 1996, respectively; stock price volatility factor of 55.9%, 46.6% and 41.4% for 1998, 1997 and 1996, respectively; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 1998, 1997 and 1996 was $6.64, $7.21 and $5.85, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     Transactions involving stock options for the Executive and Employee Stock Option Plans are summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                NUMBER     EXERCISE
                                                              OF OPTIONS    PRICE
                                                              ----------   --------
Outstanding January 1, 1996.................................   8,852,261    $14.44
Granted.....................................................     430,000     12.90
Canceled/Expired............................................    (645,543)    18.43
Exercised...................................................    (288,538)     8.32
                                                              ----------    ------
Outstanding December 31, 1996...............................   8,348,180     14.26
Granted.....................................................     801,390     14.59
Canceled/Expired............................................    (651,083)    17.06
Exercised...................................................  (1,236,864)    12.38
                                                              ----------    ------
Outstanding December 31, 1997...............................   7,261,623     14.36
Granted.....................................................   1,647,345     12.52
Canceled/Expired............................................    (997,762)    15.89
Exercised...................................................    (584,972)    13.88
                                                              ----------    ------
Outstanding December 31, 1998...............................   7,326,234    $13.73
                                                              ==========    ======
Exercisable December 31, 1998...............................   4,985,449    $14.16
                                                              ==========    ======

     Stock options outstanding at December 31, 1998 are as follows:

                                              WEIGHTED     OUTSTANDING                 EXERCISABLE
                                               AVERAGE      WEIGHTED                    WEIGHTED
                                              REMAINING      AVERAGE                     AVERAGE
                                 NUMBER      CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
RANGE OF EXERCISE PRICES       OUTSTANDING      LIFE          PRICE      EXERCISABLE      PRICE
------------------------       -----------   -----------   -----------   -----------   -----------
$ 6.94-$12.75................   1,941,440       5.87         $10.09       1,107,791      $10.23
$12.78-$14.00................   2,314,345       7.34          13.74       1,222,558       13.60
$14.13-$17.25................   2,530,273       4.90          14.50       2,216,049       14.40
$17.50-$34.00................     540,176       4.96          23.25         439,051       24.43
                                ---------       ----         ------       ---------      ------
$ 6.94-$34.00................   7,326,234       5.93         $13.73       4,985,449      $14.16
                                =========       ====         ======       =========      ======

11. COMMITMENTS, CONTINGENCIES AND LITIGATION

LEASE AGREEMENTS AND OTHER COMMITMENTS

     The Company leases certain property and equipment under operating leases expiring at various dates through 2010. At December 31, 1998 obligations to make future minimum payments under all operating leases were $124.0 million in the aggregate and $27.8 million, $21.8 million, $13.5 million, $11.9 million and $11.3 million for the five years ended December 31, 2003, respectively. Rent expense for all operating leases was $30.9 million, $36.1 million and $32.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

LEGAL PROCEEDINGS

     In July 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now a subsidiary of ACNielsen) ("ACNielsen") and IMS International, Inc. (collectively, "the Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C.
Section 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: (i) entering into exclusionary contracts with retailers in several countries, in order to restrict the Company's access to sales data necessary to provide retail tracking services; (ii) illegally tying/bundling services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; (iii) predatory pricing; (iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; (v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and (vi) disparaging the Company to financial analysts and clients. By the Action, the Company seeks to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling.

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

     On January 15, 1998, IRI filed an action against Manugistics, Inc. ("Manugistics") in the Circuit Court of Cook County, Illinois, Case No. 99 L 00599. In its two count action, IRI has alleged that Manugistics has breached a Data Marketing and Revenue Agreement between IRI and Manugistics ("Agreement") by failing to pay certain amounts due to IRI thereunder. The Agreement was entered into by IRI and Manugistics in connection with the sale by IRI to Manugistics of certain assets relating to the manufacture, sale and servicing of certain logistics software. IRI has also alleged that Manugistics committed an anticipatory breach of the Agreement with respect to certain other amounts not yet due thereunder. IRI seeks damages in excess of $11.9 million in connection with these claims. IRI has also alleged that Manugistics breached a related non-competition and solicitation agreement between IRI and Manugistics. IRI seeks unspecified damages to be determined at trial under this count. On March 2, 1999, Manugistics filed a Motion to Stay Proceedings and Compel Arbitration which is currently pending before the Court.

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

12. SEGMENT INFORMATION

     The Company develops and maintains databases, decision support software, and mathematical models, primarily for the analysis of detailed information on purchasing of consumer goods, all within one industry segment -- business information services. The Company's business information services are conducted almost exclusively in the United States and Europe. The Company's operations in other markets account for approximately 1% of consolidated revenues. Executive management of the Company routinely evaluates the performance of its operations against short-term and long-term objectives.

     In December 1998, the Company adopted the provisions of SFAS No. 131. As a result, the Company's segment disclosure has been reported along geographic areas, which is consistent with the management structure of the Company. The executive management of the Company considers revenues from third parties

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES and the aggregation of operating profit (loss), equity earnings (losses) and minority interests, ("Operating Results"), on a geographic basis to be the most meaningful measure of the operating performance of each respective geographic segment and of the Company as a whole.

     The following tables and discussion present certain information regarding the operations of the Company by geographic segment as of December 31, 1998, 1997, and 1996 (in thousands):

Segmented Results:

                                                                1998       1997       1996
                                                              --------   --------   --------
Revenues:
  U.S. Services.............................................  $396,992   $366,678   $344,612
  International Services....................................   114,331     89,649     60,991
                                                              --------   --------   --------
          Total.............................................  $511,323   $456,327   $405,603
                                                              ========   ========   ========

                                                                1998       1997       1996
                                                              --------   --------   --------
Operating Results:
  U.S. Services.............................................  $ 31,515   $ 38,613   $ 31,106
International Services:
  Operating loss............................................   (15,689)   (19,920)   (29,425)
  Minority interests benefit (expense)......................       342       (304)       986
  Equity in earnings of affiliated companies................       443        444         30
                                                              --------   --------   --------
          Subtotal -- International Services................   (14,904)   (19,780)   (28,409)
Corporate and other expenses................................    (8,856)    (3,926)    (1,965)
Nonrecurring expenses (a)...................................        --         --     (4,808)
                                                              --------   --------   --------
          Operating Results.................................     7,755     14,907     (4,076)
                                                              --------   --------   --------
Net gain (loss) on sale of assets...........................        --         --     (4,600)
Interest expense and other, net.............................    (1,174)      (545)    (1,182)
                                                              --------   --------   --------
          Earnings (loss) before income taxes...............  $  6,581   $ 14,362   $ (9,858)
                                                              ========   ========   ========

Identifiable Assets:

                                                                1998       1997       1996
                                                              --------   --------   --------
U.S. Services...............................................  $232,851   $237,755   $211,634
International Services......................................   126,650    115,804    104,122
Corporate(b)................................................     9,792     13,061     18,737
                                                              --------   --------   --------
          Total Identifiable Assets.........................  $369,293   $366,620   $334,493
                                                              ========   ========   ========

---------------

(a) Operating profit includes nonrecurring expenses of $4.8 million in 1996. Operating profit excludes net loss on disposition of assets of ($4.6) million in 1996. (See Note 4.)

(b) Identifiable corporate assets represent investments aggregating $9.8 million, $13.1 million and $18.7 million at December 31, 1998, 1997 and 1996, respectively. (See Note 8.)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

Other Cash Flow Information:

                                                     UNITED
                                                     STATES    INTERNATIONAL   CORPORATE    TOTAL
                                                     -------   -------------   ---------   --------
                                                                     (IN THOUSANDS)
Capital expenditures
  1998.............................................  $26,976      $ 5,453       $1,302     $ 33,731
  1997.............................................   27,293        5,136        2,015       34,444
  1996.............................................   14,428        3,614          730       18,772
Depreciation expense
  1998.............................................  $16,556      $ 4,921       $1,761     $ 23,238
  1997.............................................   14,745        3,916        1,760       20,421
  1996.............................................   14,212        4,208        1,784       20,204
Data procurement expenditures
  1998.............................................  $76,940      $43,553       $   --     $120,493
  1997.............................................   71,757       40,057           --      111,814
  1996.............................................   65,613       32,392           --       98,005
Amortization of data procurement expenditures
  1998.............................................  $74,583      $37,528       $   --     $112,111
  1997.............................................   69,844       31,781           --      101,625
  1996.............................................   64,410       23,534           --       87,944

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA (UNAUDITED)

     Summaries of consolidated results on a quarterly basis are as follows (in thousands, except per share data):

                                                               1998
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Revenues...................................  $119,190   $129,392   $125,346   $137,395
                                             ========   ========   ========   ========
Operating profit (loss)....................  $  3,286   $  5,917   $ (2,341)  $    108
                                             ========   ========   ========   ========
Net earnings (loss)........................  $  1,910   $  3,441   $ (1,538)  $     33
                                             ========   ========   ========   ========
Net earnings (loss) per common
  share -- basic...........................  $    .07   $    .12   $   (.05)  $     --
                                             ========   ========   ========   ========
Net earnings (loss) per common and common
  equivalent share -- diluted..............  $    .07   $    .12   $   (.05)  $     --
                                             ========   ========   ========   ========
Weighted average common shares -- basic....    28,671     28,860     28,708     28,071
                                             ========   ========   ========   ========
Weighted average common and common
  equivalent shares -- diluted.............    28,946     29,839     28,708     28,093
                                             ========   ========   ========   ========

                                                               1997
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Revenues...................................  $105,128   $113,973   $115,601   $121,625
                                             ========   ========   ========   ========
Operating profit (loss)....................  $    (38)  $  4,587   $  4,282   $  5,936
                                             ========   ========   ========   ========
Net earnings...............................  $     55   $  2,129   $  1,982   $  3,496
                                             ========   ========   ========   ========
Net earnings per common share -- basic.....  $     --   $    .08   $    .07   $    .12
                                             ========   ========   ========   ========
Net earnings per common and common
  equivalent share -- diluted..............  $     --   $    .07   $    .07   $    .12
                                             ========   ========   ========   ========
Weighted average common shares -- basic....    28,052     28,260     28,610     28,974
                                             ========   ========   ========   ========
Weighted average common and common
  equivalent shares -- diluted.............    28,563     28,553     29,468     29,691
                                             ========   ========   ========   ========

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders scheduled for May 20, 1999. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders scheduled for May 20, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders scheduled for May 20, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders scheduled for May 20, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report:

        1.   Financial Statements

             The consolidated financial statements of the Company are
             included in Part II, Item 8 of this Report.
                                                                             PAGE
                                                                             NO.
                                                                              --
        2.   Financial Statement Schedules

             Schedule II -- Valuation and Qualifying Accounts; Reserve
             for Accounts Receivable.....................................     43

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

             Information Resources, Inc. Executive Deferred
             Compensation Plan effective January 1, 1999.

             Consulting Agreement dated as of February 16,
             1999, between the Company and Gian M. Fulgoni.

             Employment letter agreement dated April 26, 1995 between the Company and Gary M. Hill.

             Employment letter agreement dated September 23, 1997 between the Company and James R. Chambers, as amended by letter agreement dated August 31, 1998.

     (b) Reports on 8-K:

        None

     (c) Exhibits

        See Exhibit Index (immediately following the signature pages)

                                  SCHEDULE II
                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        RESERVE FOR ACCOUNTS RECEIVABLE
                                 (IN THOUSANDS)

                                                                CHARGED
                                                   BALANCE AT   TO COSTS     DEDUCTIONS      BALANCE AT
                                                   BEGINNING      AND      (NET WRITEOFFS/     END OF
                   DESCRIPTION                     OF PERIOD    EXPENSES     RECOVERIES)       PERIOD
                   -----------                     ----------   --------   ---------------   ----------
Year ended December 31, 1996.....................    $3,860      $  719        $  (242)        $4,337
Year ended December 31, 1997.....................    $4,337      $1,046        $(1,543)        $3,840
Year ended December 31, 1998.....................    $3,840      $1,883        $  (961)        $4,762

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: March 29, 1999

                                            INFORMATION RESOURCES, INC.

                                            By:  /s/ THOMAS W. WILSON, JR.
                                              ----------------------------------
                                                    Thomas W. Wilson, Jr.
                                                   Chief Executive Officer

     Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
          /s/ THOMAS W. WILSON, JR.            Chairman of the Board of Directors
---------------------------------------------    Chief Executive Officer and Director
            Thomas W. Wilson, Jr.

              /s/ GARY M. HILL                 Executive Vice President and Chief Financial
---------------------------------------------    Officer
                Gary M. Hill                     [Principal financial officer]

         /s/ JOHN P. MCNICHOLAS, JR.           Senior Vice President and Controller
---------------------------------------------    [Principal accounting officer]
           John P. McNicholas, Jr.

           * /s/ JAMES G. ANDRESS              Director
---------------------------------------------
              James G. Andress

            * /s/ GERALD J. ESKIN              Director
---------------------------------------------
               Gerald J. Eskin

           * /s/ EDWIN E. EPSTEIN              Director
---------------------------------------------
              Edwin E. Epstein

            * /s/ GIAN M. FULGONI              Director
---------------------------------------------
               Gian M. Fulgoni

           * /s/ JOHN D.C. LITTLE              Director
---------------------------------------------
              John D.C. Little

           * /s/ LEONARD M. LODISH             Director
---------------------------------------------
              Leonard M. Lodish

           * /s/ EDWARD E. LUCENTE             Director
---------------------------------------------
              Edward E. Lucente

            * /s/ EDITH W. MARTIN              Director
---------------------------------------------
               Edith W. Martin

                  SIGNATURE                                        TITLE
                  ---------                                        -----
           * /s/ JEFFREY P. STAMEN             Director
---------------------------------------------
              Jeffrey P. Stamen

             * /s/ GLEN L. URBAN               Director
---------------------------------------------
                Glen L. Urban

       *By: /s/ THOMAS W. WILSON, JR.
---------------------------------------------
       Pursuant to a Power of Attorney

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

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
  3(a)  -- Copy of the certificate of incorporation of the Company dated May 27, 1982, as amended. (Incorporated by
           reference. Previously filed as Exhibit 3(a) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1988.)                                     IBRF
   (b)  -- Copy of the bylaws of the Company, as amended.
           (Incorporated by reference. Previously filed as Exhibit
           3(b) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1988.)                         IBRF
   (c)  -- Copy of amendments to the Certificate of Incorporation approved by the stockholders on May 16, 1989.
           (Incorporated by reference. Previously as Exhibit 3(c) to
           the Company's Annual Report 10-K for the fiscal year
           ended December 31, 1989.)                                     IBRF
   (d)  -- Copy of amendments to the bylaws of the Company as approved by the Board of Directors bringing the bylaws
           into conformity with the amendments to the Certificate of
           Incorporation approved by the stockholders May 16, 1989.
           (Incorporated by reference. Previously filed as Exhibit
           3(d) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989.)                         IBRF
   (e)  -- Certificate of Designations of Series A Participating
           Preferred Stock, as adopted by the Board of Directors of
           the Company on March 2, 1989 and duly filed with the
           Secretary of State of the State of Delaware March 15,
           1989. (Incorporated by reference. Previously filed as
           Exhibit 3(e) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1989.)                 IBRF
 10     -- Material Contracts
   (a)  -- 1982 Incentive Stock Option Plan adopted November 3,
           1982, as amended. (Incorporated by reference. Previously
           filed as Exhibit 10(a) to the Company's Registration
           Statement on Form S-8 filed with the SEC on December 31,
           1988.)                                                        IBRF
   (b)  -- Information Resources, Inc., Nonqualified Stock Option
           Plan effective January 1, 1984, as amended. (Incorporated
           by reference. Previously filed as Exhibit 10(b) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1988.)                                         IBRF
   (c)  -- Employment Agreement dated November 27, 1978 between the
           Company and Gerald Eskin. (Incorporated by reference.
           Previously filed as Exhibit 10(e) to Registration
           Statement No. 2-81544.)                                       IBRF
   (d)  -- Consulting and Noncompetition Agreement dated January 16,
           1987 between the Company and Edwin Epstein. (Incorporated
           by reference. Previously filed as Exhibit 10(e) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1987.)                                     IBRF
   (e)  -- Employment agreement dated March 15, 1985 between the
           Company and Jeffrey Stamen. (Incorporated by reference.
           Previously filed as Exhibit 10(d) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1985, as amended on Form 8 dated April 29, 1986 and
           August 25, 1986.)                                             IBRF
   (f)  -- Employment agreements dated March 15, 1985 between the
           Company and Leonard Lodish. (Incorporated by reference.
           Previously filed as Exhibit 10.14 to Registration
           Statement No. 2-96940.)                                       IBRF
   (g)  -- Noncompetition Agreement dated March 15, 1985 between the
           Company and John Little, Glen Urban, and Leonard Lodish,
           respectively. (Incorporated by reference. Previously
           filed as Exhibit 10.15 to Registration Statement No.
           2-96490.)                                                     IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (h)  -- Letter agreement dated January 17, 1989 between the
           Company and Glen Urban (Incorporated by reference.
           Previously filed as Exhibit 10(1) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1989.)                                                    IBRF
   (i)  -- Form of letter agreement between the Company and John
           D.C. Little (Incorporated by reference. Previously filed
           as Exhibit 10(m) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989.)            IBRF
   (j)  -- Agreement effective January 1, 1989 between the Company and Edwin Epstein, amending the Consulting and
           Noncompetition Agreement dated January 16, 1987, which
           Consulting and Noncompetition Agreement is referred to in
           Exhibit 10(d) hereof. (Incorporated by reference.
           Previously filed as Exhibit 19(a) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1989.)                                                    IBRF
   (k)  -- Letter agreement dated August 7, 1989 between the Company and Leonard Lodish (Incorporated by reference. Previously
           filed as Exhibit 3(q) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1989.)       IBRF
   (l)  -- Employment Agreement dated November 16, 1989 between the
           Company and James G. Andress (Incorporated by reference.
           Previously filed as Exhibit 3(r) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1989.)                                                    IBRF
   (m)  -- Amended and Restated Employment Agreement dated March 16,
           1994 between the Company and Thomas M. Walker.
           (Incorporated by reference. Previously filed as Exhibit
           10(s) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1993.)                         IBRF
   (n)  -- Lease Agreement dated September 27, 1990 between
           Randolph/Clinton Limited Partnership and the Company
           (Incorporated by reference. Previously filed as Exhibit
           2.1 to the Company's Current Report on Form 8-K dated
           September 27, 1990.)                                          IBRF
   (o)  -- 1992 Employee Incentive Stock Option Plan (Incorporated
           by reference. Previously filed as Exhibit 10(x) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1992.)                                     IBRF
   (p)  -- 1994 Employee Nonqualified Stock Option Plan.
           (Incorporated by reference. Previously filed as Exhibit
           10(y) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1993.)                         IBRF
   (q)  -- Employment Agreement dated November 4, 1993 between the
           Company and George Garrick. (Incorporated by reference.
           Previously filed as Exhibit 10(z) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1993.)                                                    IBRF
   (r)  -- Second Amendment to Lease Agreement dated September 27,
           1990 between the Company and Randolph/Clinton Limited
           Partnership. (Incorporated by reference. Previously filed
           as Exhibit 10 to the Company's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1995.)                   IBRF
   (s)  -- 1992 Executive Stock Option Plan, as amended effective
           May 24, 1995. (Incorporated by reference. Previously
           filed as Exhibit 3 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1995.)               IBRF
   (t)  -- Amended and Restated Asset Purchase Agreement dated as of
           June 12, 1995 by and between the Company and Oracle
           Corporation. (Incorporated by reference. Previously filed
           as Exhibit 2.1 to the Company's Current Report on Form
           8-K dated July 27, 1995 and filed August 11, 1995.)           IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (u)  -- Licenses-Back Agreement dated as of July 27, 1995 between the Company and Oracle Corporation. (Incorporated by
           reference. Previously filed as Exhibit B to the Amended
           and Restated Asset Purchase Agreement dated as of July
           27, 1995 filed as Exhibit 2.1 to the Current Report on
           Form 8-K dated July 27, 1995 and filed August 11, 1995.)      IBRF
   (v)  -- Employment Termination Agreement, dated as of March 4,
           1996 between the Company and George R. Garrick
           (Incorporated by reference. Previously filed as Exhibit
           10(dd) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1995.)                     IBRF
   (w)  -- Form of Information Resources, Inc.
           Directorship/Officership Agreement between the Company
           and each of its directors, executive officers and certain
           other officers. (Incorporated by reference. Previously
           filed as Exhibit 10(x) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1994.)       IBRF
   (x)  -- Employment Agreement dated as of August 22, 1996, between the Company and Randall S. Smith and First Amendment to
           Employment Agreement dated November 11, 1996.
           (Incorporated by reference. Previously filed as Exhibit
           10(gg) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1996.)                     IBRF
   (y)  -- Information Resources, Inc. Amended and Restated 401(k)
           Retirement Savings Plan and Trust adopted by the Company
           effective May 24, 1995. (Incorporated by reference.
           Previously filed as Exhibit 10(hh) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996.                                            IBRF
   (z)  -- First Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective July 1, 1996. (Incorporated by reference.
           Previously filed as Exhibit 10(ii) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996.)                                           IBRF
   (aa) -- Second Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective March 1, 1997. (Incorporated by reference.
           Previously filed as Exhibit 10(jj) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996.)                                           IBRF
   (bb) -- Trust Agreement between Information Resources, Inc. and
           Fidelity Management Trust Company dated as of July 1,
           1996. (Incorporated by reference. Previously filed as
           Exhibit 10(kk) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996.)            IBRF
   (cc) -- First Amendment to Trust Agreement between Fidelity
           Management Trust Company and Information Resources, Inc.
           effective March 1, 1997. (Incorporated by reference.
           Previously filed as Exhibit 10(ll) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996.)                                           IBRF
   (dd) -- Credit Agreement dated October 31, 1997 among the
           Company, the Bank Parties thereto and Harris Trust and
           Savings Bank, as Agent. (Incorporated by reference.
           Previously filed as Exhibit 10 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           1997.)                                                        IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (ee) -- Rights Agreement between Information Resources, Inc. and
           Harris Trust and Savings Bank, amended and restated as of
           October 27, 1997. (Incorporated by reference. Previously
           filed as Exhibit 4.2 to the Company's Current Report on
           Form 8-A/A dated October 27, 1997 and filed October 28,
           1997.)                                                        IBRF
   (ff) -- Information Resources, Inc. Executive Deferred
           Compensation Plan effective January 1, 1999                     EF
   (gg) -- Consulting Agreement dated as of February 16, 1999,
           between the Company and Gian M. Fulgoni                         EF
   (hh) -- First Amendment to Credit Agreement dated as of February
           10, 1999 between the Company, the Banks Party thereto and
           Harris Trust and Savings Bank, as agent for the Banks           EF
   (ii) -- Employment letter agreement dated April 26, 1995 between
           the Company and Gary M. Hill.                                   EF
   (jj) -- Employment letter agreement dated September 23, 1997 between the Company and James R. Chambers, as amended by
           letter agreement dated August 31, 1998.                         EF
 18     -- Letter regarding change in accounting principle.
           (Incorporated by reference. Previously filed as Exhibit
           18 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1994.)                                IBRF
 21     -- Subsidiaries of the Registrant (filed herewith).                EF
 23     -- Consent of Independent Auditors (filed herewith).               EF
 24     -- Powers of Attorney (filed herewith).                            EF
 27     -- Financial Data Schedule (filed herewith).                       EF