Form 10-Q
period 1999-03-31
INFORMATION RESOURCES INC
filed 1999-05-17
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
---  Act of 1934.

        For the quarterly period ended March 31, 1999

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.


                         Commission file number 0-11428


                           INFORMATION RESOURCES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        36-2947987
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                150 North Clinton Street, Chicago, Illinois 60661
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 30, 1999 was 27,864,806.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                        PAGE
                                                                       NUMBER
                                                                       ------

 PART I.      FINANCIAL INFORMATION
 ----------------------------------

 Condensed Consolidated Balance Sheets                                    3

 Condensed Consolidated Statements of Operations                          4

 Condensed Consolidated Statements of Cash Flows                          5

 Notes to Condensed Consolidated Financial Statements                     6

 Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       10





 PART II.     OTHER INFORMATION
 ------------------------------

 Item 6 - Exhibits and Reports Form 8-K                                  18

 Signatures                                                              19

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                    MARCH 31, 1999     DECEMBER 31, 1998
------                                    --------------     -----------------
                                            (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents              $    9,578           $   11,149
     Accounts receivable, net                   92,306               87,637
     Prepaid expenses and other                 10,705                9,223
                                            ----------           ----------
          Total Current Assets                 112,589              108,009
                                            ----------           ----------

     Property and equipment, at cost           184,726              177,443
     Accumulated depreciation                 (103,482)             (97,940)
                                            ----------           ----------
          Net property and equipment            81,244               79,503

     Investments                                10,444                9,792

     Other assets                              172,707              171,989
                                            ----------           ----------

                                            $  376,984           $  369,293
                                            ==========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Current maturities of capitalized
          leases                            $      501           $      521
     Accounts payable                           39,496               43,640
     Accrued compensation and benefits          13,492               20,925
     Accrued property, payroll and
          other taxes                            5,300                4,486
     Accrued expenses                           12,760               11,287
     Deferred revenue                           31,380               21,940
                                            ----------           ----------
          Total Current Liabilities            102,929              102,799
                                            ----------           ----------

     Long-term debt                             14,560                4,575
     Deferred income taxes, net                 13,300               14,017
     Other liabilities                          11,320                9,450

STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000
          shares, $.01 par value; none
          issued                                    --                   --
     Common stock - authorized 60,000,000
          shares, $.01 par value,
          27,864,806 and 27,867,884 shares
          issued and outstanding,
          respectively                             279                  279
     Capital in excess of par value            190,651              190,701
     Retained earnings                          49,527               49,778
     Accumulated other comprehensive loss       (5,582)              (2,306)
                                            ----------           ----------
          Total Stockholders' Equity           234,875              238,452
                                            ----------           ----------
                                            $  376,984           $  369,293
                                            ==========           ==========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   THREE MONTHS ENDED
                                                   ------------------
                                                        MARCH 31
                                                        --------

                                               1999                  1998
                                               ----                  ----

Information services revenues               $  131,745           $  119,190
Costs and expenses:
   Information services sold                  (120,731)            (104,369)
   Selling, general and administrative
     expenses                                  (12,788)             (11,535)
                                            ----------           ----------
                                              (133,519)            (115,904)
                                            ----------           ----------

Operating profit (loss)                         (1,774)               3,286

Interest expense and other, net                   (166)                (165)

Equity in earnings of affiliated companies         194                   74

Minority interests benefit                       1,185                  115
                                            ----------           ----------

Earnings (loss) before income taxes               (561)               3,310

Income tax benefit (expense)                       310               (1,400)
                                            ----------           ----------

Net earnings (loss)                         $     (251)          $    1,910
                                            ==========           ==========

Net earnings (loss) per common
  share - basic                             $     (.01)          $      .07
                                            ==========           ==========

Net earnings (loss) per common and
  common equivalent share - diluted         $     (.01)          $      .07
                                            ==========           ==========

Weighted average common shares - basic          27,865               28,671
                                            ==========           ==========

Weighted average common and
  common equivalent shares - diluted            27,865               28,946
                                            ==========           ==========


        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                              THREE MONTHS ENDED MARCH 31
                                            -------------------------------
                                               1999                 1998
                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                         $     (251)          $    1,910
Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
     Amortization of deferred data
       procurement costs                        29,168               27,087
     Depreciation                                6,438                5,497
     Amortization of capitalized software
       costs and intangibles                     1,753                1,556
     Deferred income tax expense (benefit)        (310)               1,400
     Equity in earnings of affiliated
       companies and minority interests         (1,379)                (189)
     Other                                        (440)                 365
     Change in assets and liabilities:
       Increase in accounts receivable, net     (4,751)              (3,942)
       Decrease (increase) in other
         current assets                         (1,481)               2,109
       Decrease in accounts payable and
         accrued liabilities                    (9,289)              (6,898)
       Increase in deferred revenue              9,440                8,278
       Other, net                                 (746)              (1,343)
                                            ----------           ----------
           Total adjustments                    28,403               33,920
                                            ----------           ----------
             Net cash provided by
               operating activities             28,152               35,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                (32,270)             (29,278)
Purchase of property, equipment
  and software                                  (8,919)              (6,336)
Capitalized software costs                      (1,580)              (2,285)
Other, net                                       2,890                   97
                                            ----------           ----------
             Net cash used in
               investing activities            (39,879)             (37,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments)                      9,965                 (416)
Purchases of Common Stock                           --               (3,839)
Proceeds from exercise of stock options
  and other                                        (85)                 812
                                            ----------           ----------
             Net cash provided (used) by
               financing activities              9,880               (3,443)

EFFECT OF EXCHANGE RATE CHANGES ON CASH            276                 (416)
                                            ----------           ----------

             Net decrease in cash and
               cash equivalents                 (1,571)              (5,831)

  Cash and cash equivalents at
     beginning of period                        11,149               20,925
                                            ----------           ----------

  Cash and cash equivalents at end
     of period                              $    9,578           $   15,094
                                            ==========           ==========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Information Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown.

     Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc. and all wholly or majority owned subsidiaries and affiliates (collectively "the Company"). Minority interests reflect the non-Company owned stockholder interests in international operations. The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications: Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform to the 1999 presentation.

     Earnings (Loss) per Common and Common Equivalent Share: Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings (loss) per common and common equivalent share--diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

     Cash paid for interest and income taxes during the period was as follows (in thousands):

                                              THREE MONTHS ENDED MARCH 31
                                              ---------------------------
                                                  1999           1998
                                                  ----           ----

  Interest                                        $270           $304
  Income taxes                                     304            372

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable were as follows (in thousands):

                                          MARCH 31, 1999     DECEMBER 31, 1998
                                          --------------     -----------------

  Billed                                    $   63,893           $   71,141
  Unbilled                                      32,819               21,258
                                            ----------           ----------
                                                96,712               92,399
  Reserve for accounts receivable               (4,406)              (4,762)
                                            ----------           ----------

                                            $   92,306           $   87,637
                                            ==========           ==========


NOTE 4 - OTHER ASSETS
---------------------

Other assets were as follows (in thousands):

                                          MARCH 31, 1999     DECEMBER 31, 1998
                                          --------------     -----------------

Deferred data procurement costs -
  net of accumulated amortization of
  $138,648 in 1999 and $123,440 in 1998     $  138,839           $  138,356

Intangible assets, including goodwill -
  net of accumulated amortization of
  $14,331 in 1999 and $13,616 in 1998           17,895               18,610

Capitalized software costs - net of
  accumulated amortization of $3,580
  in 1999 and $3,701 in 1998                    10,625                9,876

Other                                            5,348                5,147
                                            ----------           ----------

                                            $  172,707           $  171,989
                                            ==========           ==========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 5 - LONG TERM DEBT
-----------------------
       Long-term debt was as follows (in thousands):

                                         MARCH 31, 1999      DECEMBER 31, 1998
                                         --------------      -----------------

  Bank borrowings                           $   13,750           $    3,000
  Capitalized leases and other                   1,311                2,096
                                            ----------           ----------
                                                15,061                5,096
  Less current maturities                         (501)                (521)
                                            ----------           ----------

                                            $   14,560           $    4,575
                                            ==========           ==========


     On February 10, 1999 the Company amended its existing $75 million bank revolving credit facility to (1) reduce the maximum commitments to $60 million,
(2) extend the termination date to 2002, and (3) amend certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .25% payable on the unused portion.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $20.5 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.


NOTE 6 - COMPREHENSIVE INCOME (LOSS)
------------------------------------

     The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                              THREE MONTHS ENDED MARCH 31
                                              ---------------------------
                                               1999                 1998
                                               ----                 ----

  Net earnings (loss)                       $     (251)          $    1,910
  Foreign currency translation
     adjustment                                 (3,276)                (865)
                                            ----------           ----------

  Comprehensive income (loss)               $   (3,527)          $    1,045
                                            ==========           ==========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 7 - SEGMENT INFORMATION
----------------------------

     The Company's business information services are conducted almost exclusively in the United States and Europe. The Company's operations in other markets account for approximately 1% of consolidated revenues. The executive management of the Company considers revenues from third parties and the aggregation of operating profit (loss), equity earnings (losses) and minority interests, ("Operating Results"), on a geographic basis to be the most meaningful measure of the operating performance of each respective geographic segment and of the Company as a whole.

     The following tables and discussion present certain information regarding the operations of the Company by geographic segment as of March 31, 1999 and 1998 (in thousands):

Segmented Results:
                                               1999                 1998
                                               ----                 ----
Revenues:
  U.S. Services                             $  102,324           $   94,572
  International Services                        29,421               24,618
                                            ----------           ----------
    Total                                   $  131,745           $  119,190
                                            ==========           ==========

Operating Results:
  U.S. Services                             $    5,222           $    9,551
  International Services:
    Operating loss                              (5,042)              (4,988)
    Equity in earnings of affiliated
      companies                                    194                   74
    Minority interest benefit                    1,185                  115
                                            ----------           ----------
      Subtotal--International Services          (3,663)              (4,799)
  Corporate and other expenses                  (1,954)              (1,277)
                                            ----------           ----------

    Operating Results                             (395)               3,475

Interest expense and other, net                   (166)                (165)
                                            ----------           ----------

    Earnings (loss) before income taxes     $     (561)          $    3,310
                                            ==========           ==========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Operations: The Company's consolidated net loss was ($0.3) million or ($.01) per diluted share for the first quarter of 1999 compared to consolidated net earnings of $1.9 million or $.07 per diluted share for the corresponding 1998 quarter. Consolidated revenues for the quarter ended March 31, 1999 were $131.7 million, an increase of 11% over the corresponding quarter in 1998. This increase was the result of revenue growth of $7.8 million in the U.S. services business and a $4.8 million increase in international revenues.

     Consolidated costs of information services sold increased 16% to $120.7 million for the three months ended March 31, 1999 compared to $104.4 million for the first quarter of 1998. The major components of the 1999 increases included:
(a) a $6.9 million increase in compensation expense resulting from higher salaries in the U.S. and growing European operations; (b) costs related to increased data collection efforts and (c) a $2.1 million increase in the amortization of deferred data procurement costs, principally in European operations.

     Consolidated selling, general and administrative expenses increased 11% to $12.8 million for the three months ended March 31, 1999. This increase was primarily attributable to employee-related costs related to the reorganization and transformation of the Company's U.S. sales, marketing and other operating functions, and higher legal costs in the U.S. The increased legal costs related to the Company's anti-trust lawsuit against the Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc. The case is currently in the discovery and deposition phase, and the Company anticipates that it will continue to incur a high level of legal expenses as the case continues to progress toward trial.

     For all periods presented, the Company's effective income tax rate is greater than the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible expenses.

     In the first quarter of 1999, revenues from the Company's U.S. services business were $102.3 million, an increase of 8% over the corresponding 1998 quarter. This revenue increase was due primarily to the increased use of the Company's product tracking services including its retailer specific and all-store (i.e. Census) databases. Operating Results for the Company's U.S. services business were $5.2 million in the first quarter of 1999 versus $9.6 million in the first quarter of 1998. The U.S. operating margin was negatively affected by sharply higher employee costs and increased data collection expenses related to the Company's expanded convenience store and household panel operations.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     First quarter 1999 revenues from the Company's International services business, primarily from Europe, were $29.4 million, an increase of 20% over the corresponding 1998 quarter. This increase reflects continued strong growth in each of the major European businesses. Operating Results for the International service business were a ($3.7) million loss for the first quarter of 1999, a 24% improvement compared to the ($4.8) million loss in the corresponding 1998 quarter. This improvement was largely due to the strong revenue growth, partially offset by incremental costs associated with the launch of the Company's InfoScan service in Spain.

     Corporate and other expenses increased for the three months ended March 31, 1999 due to higher legal costs, primarily attributable to the Company's anti-trust litigation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $9.6 million consolidated cash balance and $46.2 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

     Financings: On February 10, 1999 the Company amended its existing $75 million bank revolving credit facility to (1) reduce the maximum commitments to $60 million, (2) extend the termination date to 2002, and (3) amend certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .25% payable on the unused portion.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $20.5 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement also contains covenants which restrict the Company's ability to incur additional indebtedness.

     Cash Flow: Consolidated net cash provided by operating activities was $28.2 million for the three months ended March 31, 1999 compared to $35.8 million for the same period in 1998. This reduction was primarily attributable to lower earnings and higher net working capital. Consolidated cash flow used in net investing activities was ($39.9) million in 1999 compared to ($37.8) million for the same period in 1998. Investing activities in 1999 reflect higher expenditures for data procurement related to the release of retailer specific data in certain European countries. Net cash used before financing activities was ($11.7) million for the three months ended March 31, 1999 compared to ($2.0) for the same period in 1998. Consolidated cash flow provided (used) by net financing activities was $9.9 million for the three months ended March 31, 1999 compared to ($3.4) million for the same period in 1998. The Company borrowed $10.8 million under its revolving line of credit in

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


1999. Financing activities in 1998 include $3.8 million of purchases of the Company's common stock under its stock-purchase plan.

     Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $32.3 million for the three months ended March 31, 1999 and $29.3 million for the same period in 1998. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, casual and other data which are an essential part of the Company's database. Such expenditures were $19.7 million and $18.9 million for the three month periods ended March 31, 1999 and 1998, respectively, for the Company's U.S. services business and $12.6 million and $10.4 million, respectively, for the Company's International services business.

     Consolidated capital expenditures were $8.9 million and $6.3 million for the three months ended March 31, 1999 and 1998, respectively. Capital expenditures for the Company's U.S. services business were $7.5 million and $5.2 million, while depreciation expense was $5.3 million and $4.4 million for the three months ended March 31, 1999 and 1998, respectively. The Company's International services business capital expenditures were $1.4 million and $1.1 million while depreciation expense was $1.1 million and $1.1 million, for the three months ended March 31, 1999 and 1998, respectively.

     Consolidated capitalized software development costs, primarily in the U.S., were $1.6 million and $2.3 million for the three months ended March 31, 1999 and 1998, respectively.

     Common Stock Purchase Plan: In November 1997 the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's common stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's common stock and general market conditions. As of March 31, 1999, the Company had purchased and retired 1,861,800 shares under the plan at an average cost of $12.46 per share. No common stock purchases were made in the first quarter of 1999.

     NOL Carryforwards: As of December 31, 1998, the Company had cumulative U.S. Federal net operating loss ("NOL") carryforwards of approximately $67.9 million that expire primarily in 2009 and 2011. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to adjustment. At December 31, 1998, the Company also had general business tax credit carryforwards of approximately $9.6 million which expire primarily between 1999 and 2012, and are available to reduce future Federal income tax liabilities. In addition, at December 31, 1998, various foreign subsidiaries of IRI had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $10.9 million, which are subject to various income tax provisions of each respective country. Approximately $3.6 million of these foreign NOLs may be carried forward indefinitely, while the remaining $7.3 million expire in 2000 through 2003.

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

     Risks: The Company has identified potential Year 2000 risks in the following four categories:

(1) reliance upon third party retailers in the U.S. and Europe for data for use in its InfoScan tracking services;
(2) processing of data by the various computer applications in its Wood Dale, Illinois facilities;
(3) commercial software products and applications produced and/or marketed by the Company; and
(4)  Company data interfaces with client developed applications.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Third Party Retailers: The Company has identified and contacted, using surveys, all of its critical retailers in the U.S. and Europe to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that retailer responses to Year 2000 readiness surveys are unsatisfactory, the Company is following up to assess whether all critical retailers are Year 2000 compliant. It is expected that full certification of Year 2000 compliance for all key suppliers of tracking data to the Company will be completed during the fourth quarter of 1999. The Company is also investigating alternative sources or methodologies to provide the Company with reasonable assurance of source retailer data should a U.S. or European key retailer encounter unforeseen difficulties during early 2000.

     Wood Dale Computer Applications: The Company has reviewed its information and operational systems used to process data in its InfoScan tracking services in order to identify those systems that are not Year 2000 compliant. The Company has determined that its InfoScan tracking service is largely Year 2000 compliant due to the Company's main feature of programming design which accounts for data by "weeks" as opposed to calendar dates. However, the Company has identified certain systems which might be negatively impacted by Year 2000. Appropriate remediation efforts are underway to address these issues. In addition, the Company has built a Year 2000 test environment to assess compliance on programs affecting major services to clients. The test environment also provides an ongoing benefit to the Company for future programs developed by the Company. The Company estimates that remediation and testing for major services to clients will be completed by the third quarter of 1999.

     Commercial Software Products and Applications: During 1997, the Company began an internal review of each of its software products which it intends to maintain through the Year 2000. Based upon this assessment, the Company concluded that its standard policy of regular software maintenance, upgrades and lifecycle evaluation will provide adequate assurance that the Company's current portfolio of software products will be Year 2000 compliant by mid-year 1999. In 1998, the Company began the process of identifying and contacting clients and former clients in both the U.S. and Europe for whom the Company previously developed custom applications. These investigations have determined the extent to which custom applications developed by the Company require Year 2000 remediation and whether the Company will provide software consulting services in order to assist these clients and former clients in such remediation. The Company believes it has completed the identification of all material custom application issues and has no significant obligation for remediation.

     Data Interfaces with Client Applications: As part of its ongoing services, the Company has begun making inquiries of major clients to identify and resolve potential Year 2000 issues resulting from Company interfaces with client applications, including any custom applications developed by clients. However, management believes that it may not be possible for it to determine with complete certainty that Year 2000 issues affecting client applications can be identified or corrected due to the complexity of these applications and the fact that these systems interact and operate with computer systems which are not under the Company's control. Consequently, the Company is unable to estimate a timetable

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


for remediation and any related costs, as the decision to allow the Company to conduct such investigations on a timely basis resides with each client.

     Costs: The Company uses both internal and external resources in the assessment and remediation of Year 2000 issues and believes these resources will provide adequate support for such resolution. While the costs of external resources are quantifiable, the costs of internal resources who deal with data vendors and tracking service and software clients on a daily basis on a variety of subjects, including Year 2000 issues, are difficult for the Company to estimate. Accordingly, costs included in the Company's disclosures are subject to uncertainty with respect to internal personnel. The Company currently estimates that the combined 1998 and 1999 internal and external Year 2000 project costs will range from $10 million to $12 million and will be funded through operating cash flow. Through March 31, 1999, the Company estimates that approximately $3 million has been spent and expensed, and of the remaining estimated costs, up to approximately $4 million may be capitalized for new systems and equipment.

     Most Likely Consequences of Year 2000 Problems: The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations. However, management believes that it may not be possible for it to determine with complete certainty that all Year 2000 issues affecting the Company will be identified or corrected on a timely basis. The number of devices that could be affected and the interactions among these devices are innumerable. In addition, accurate predictions of the extent of Year 2000 problem-related failures or the severity, duration, or financial consequences of these failures, cannot be made. As a result, management expects that the Company could potentially suffer the following consequences:

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

     Contingency Plans: The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 issues affecting its internal systems. This is an ongoing process of which the bulk of the contingency plans will be completed in the third quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, or use of contract personnel to correct on an accelerated schedule any Year 2000 issues that arise or to provide manual workarounds for information systems, and similar approaches. If the Company actually is required to implement any of these contingency plans, it could have a material effect on the Company's financial condition and results of operations. However, based on the activities described above, the Company does not believe that the Year 2000 issues will have a material adverse effect on the Company's business or results of operations.

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

           None.

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










May 14, 1999