Form 10-Q
period 1999-06-30
INFORMATION RESOURCES INC
filed 1999-08-16
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

             For the quarterly period ended June 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                         Commission file number 0-11428


                           INFORMATION RESOURCES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware        36-2947987
                           --------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 31, 1999 was 28,111,847.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
    PART I.      FINANCIAL INFORMATION

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


                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                                              JUNE 30, 1999             DECEMBER 31, 1998
------                                                                              -------------            -----------------
                                                                                     (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                        $   11,562                 $    11,149
     Accounts receivable, net                                                             95,928                      87,637
     Prepaid expenses and other                                                           11,776                       9,223
                                                                                       ---------                 -----------
          Total Current Assets                                                           119,266                     108,009
                                                                                       ---------                 -----------

     Property and equipment, at cost                                                     189,960                     177,443
     Accumulated depreciation                                                           (109,479)                    (97,940)
                                                                                       ---------                 -----------
          Net property and equipment                                                      80,481                      79,503

     Investments                                                                          10,210                       9,792

     Other assets                                                                        174,572                     171,989
                                                                                       ---------                 -----------
                                                                                       $ 384,529                 $   369,293
                                                                                       =========                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of capitalized leases                                          $     445                 $       521
     Accounts payable                                                                     38,400                      43,640
     Accrued compensation and benefits                                                    21,407                      20,925
     Accrued property, payroll and other taxes                                             5,643                       4,486
     Accrued expenses                                                                     14,036                      11,287
     Deferred revenue                                                                     33,240                      21,940
                                                                                       ---------                 -----------
          Total Current Liabilities                                                      113,171                     102,799
                                                                                       ---------                 -----------

     Long-term debt                                                                       12,534                       4,575
     Deferred income taxes, net                                                           13,880                      14,017
     Other liabilities                                                                    10,519                       9,450

STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000 shares,
          $.01 par value; none issued                                                       --                            --
     Common stock - authorized 60,000,000 shares,
          $.01 par value, 28,111,847 and
          27,867,884 shares issued and
          outstanding, respectively                                                          281                         279
     Capital in excess of par value                                                      190,640                     190,701
     Retained earnings                                                                    49,995                      49,778
     Accumulated other comprehensive loss                                                 (6,491)                     (2,306)
                                                                                       ---------                 -----------
          Total Stockholders' Equity                                                     234,425                     238,452
                                                                                       ---------                 -----------
                                                                                       $ 384,529                 $   369,293
                                                                                       =========                 ===========


        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      ----------------------    ----------------------
                                                            JUNE 30                     JUNE 30
                                                      ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                      ---------    ---------    ---------    ---------
Information services revenues                         $ 137,847    $ 129,392    $ 269,592    $ 248,582
Costs and expenses:
   Information services sold                           (124,318)    (112,039)    (245,049)    (216,408)
   Selling, general and administrative expenses         (13,135)     (11,436)     (25,923)     (22,971)
                                                      ---------    ---------    ---------    ---------
                                                       (137,453)    (123,475)    (270,972)    (239,379)
                                                      ---------    ---------    ---------    ---------

Operating profit (loss)                                     394        5,917       (1,380)       9,203

Interest expense and other, net                            (424)         (45)        (590)        (210)

Equity in earnings (losses) of affiliated companies         (98)         220           96          294

Minority interests benefit (expense)                      1,100         (251)       2,285         (136)
                                                      ---------    ---------    ---------    ---------

Earnings before income taxes                                972        5,841          411        9,151

Income tax expense                                         (504)      (2,400)        (194)      (3,800)
                                                      ---------    ---------    ---------    ---------

Net earnings                                          $     468    $   3,441    $     217    $   5,351
                                                      =========    =========    =========    =========

Net earnings per common share - basic                 $     .02    $     .12    $     .01    $     .19
                                                      =========    =========    =========    =========

Net earnings per common and
 common equivalent share - diluted                    $     .02    $     .12    $     .01    $     .18
                                                      =========    =========    =========    =========

Weighted average common shares - basic                   28,080       28,860       27,973       28,766
                                                      =========    =========    =========    =========

Weighted average common and
  common equivalent shares - diluted                     28,098       29,839       27,990       29,393
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                   SIX MONTHS ENDED
                                                                                  --------------------
                                                                                        JUNE 30
                                                                                  --------------------
                                                                                   1999         1998
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $    217    $  5,351
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Amortization of deferred data procurement costs                                59,193      55,500
     Depreciation                                                                   13,014      11,244
     Amortization of capitalized software costs and intangibles                      3,225       2,916
     Deferred income tax expense                                                       194       3,800
     Equity in earnings of affiliated companies and minority interests              (2,381)       (158)
     Other                                                                            (857)       (429)
     Change in assets and liabilities:
       Increase in accounts receivable, net                                         (8,405)     (3,507)
       Decrease (increase) in other current assets                                  (2,552)        108
       Decrease in accounts payable and accrued liabilities                           (851)     (3,837)
       Increase in deferred revenue                                                 11,300       8,963
       Other, net                                                                    1,847      (2,159)
                                                                                  --------    --------
           Total adjustments                                                        73,727      72,441
                                                                                  --------    --------
             Net cash provided by operating activities                              73,944      77,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                                    (64,476)    (58,672)
Purchase of property, equipment and software                                       (15,053)    (17,587)
Capitalized software costs                                                          (3,454)     (4,763)
Other, net                                                                           2,890          98
                                                                                  --------    --------
             Net cash used in investing activities                                 (80,093)    (80,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments)                                                          7,961        (752)
Purchases of Common Stock                                                              (95)     (5,424)
Proceeds from exercise of stock options and other                                      (92)      4,794
                                                                                  --------    --------
             Net cash provided (used) by financing activities                        7,774      (1,382)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (1,212)       (157)
                                                                                  --------    --------

             Net increase (decrease) in cash and cash equivalents                      413      (4,671)

  Cash and cash equivalents at beginning of period                                  11,149      20,925
                                                                                  --------    --------

  Cash and cash equivalents at end of period                                      $ 11,562    $ 16,254
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

         Earnings per Common and Common Equivalent Share: Net earnings per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings per common and common equivalent share--diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and income taxes during the period was as follows (in thousands):


                                      SIX MONTHS ENDED
                                      ----------------
                                          JUNE 30
                                      ----------------
                                       1999     1998
                                      ------   -------
                       Interest       $ 622   $ 557
                       Income taxes     229     (78)


                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable were as follows (in thousands):


                                      JUNE 30, 1999        DECEMBER 31, 1998
                                      -------------        -----------------
Billed                                  $  76,776             $  71,141
Unbilled                                   23,376                21,258
                                        ---------             ---------
                                          100,152                92,399
Reserve for accounts receivable            (4,224)               (4,762)
                                        ---------             ---------
                                        $  95,928             $  87,637
                                        =========             =========

NOTE 4 - OTHER ASSETS

Other assets were as follows (in thousands):


                                                         JUNE 30, 1999     DECEMBER 31, 1998
                                                         -------------     -----------------
     Deferred data procurement costs -
          net of accumulated amortization of
          of $134,590 in 1999 and $123,440 in 1998           $139,460         $138,356

     Intangible assets, including goodwill -
          net of accumulated amortization of
          $15,011 in 1999 and $13,616 in 1998                  17,216           18,610

     Capitalized software costs - net of
          accumulated amortization of $4,528
          in 1999 and $3,701 in 1998                           11,549            9,876

     Other                                                      6,347            5,147
                                                             --------         --------

                                                             $174,572         $171,989
                                                             ========         ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


     NOTE 5 - LONG TERM DEBT

              Long-term debt was as follows (in thousands):


                                        JUNE 30, 1999   DECEMBER 31, 1998
                                        -------------   -----------------
Bank borrowings                           $ 11,750           $  3,000
Capitalized leases and other                 1,229              2,096
                                          --------           --------
                                            12,979              5,096
Less current maturities                       (445)              (521)
                                          --------           --------
                                          $ 12,534           $  4,575
                                          ========           ========


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

         The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $22.3 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement also contains covenants which restrict the Company's ability to incur additional indebtedness.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 were as follows (in thousands):


                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           ------------------       ----------------
                                                                 JUNE 30                JUNE 30
                                                           ------------------       ----------------
                                                             1999        1998       1999       1998
                                                           ------------------       ----------------
Net earnings                                                $   468    $ 3,441    $   217    $ 5,351
Foreign currency translation
   adjustment                                                  (909)      (708)    (4,185)    (1,573)
                                                            -------    -------    -------    -------

Comprehensive income (loss)                                 ($  441)   $ 2,733    ($3,968)   $ 3,778
                                                            =======    =======    =======    =======

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

         The following table and discussion present certain information regarding the operations of the Company by geographic segment as of June 30, 1999 and 1998 (in thousands):

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 ----------------------    ----------------------
                                                       JUNE 30                    JUNE 30
                                                 ----------------------    ----------------------
                                                   1999         1998         1999         1998
                                                 ---------    ---------    ---------    ---------
Revenues:
  U.S. Services                                  $ 105,629    $  99,371    $ 207,953    $ 193,943
  International Services                            32,218       30,021       61,639       54,639
                                                 ---------    ---------    ---------    ---------
    Total                                        $ 137,847    $ 129,392    $ 269,592    $ 248,582
                                                 =========    =========    =========    =========

Operating Results:
  U.S. Services                                  $   7,021    $  11,536    $  12,243    $  21,087
  International Services:
    Operating loss                                  (4,169)      (3,973)      (9,211)      (8,961)
    Equity in earnings (losses) of
         affiliated companies                          (98)         220           96          294
    Minority interest benefit (expense)              1,100         (251)       2,285         (136)
                                                 ---------    ---------    ---------    ---------
      Subtotal--International Services              (3,167)      (4,004)      (6,830)      (8,803)

  Corporate and other expenses                      (2,458)      (1,646)      (4,412)      (2,923)
                                                 ---------    ---------    ---------    ---------

    Operating Results                                1,396        5,886        1,001        9,361


Interest expense and other, net                       (424)         (45)        (590)        (210)
                                                 ---------    ---------    ---------    ---------
         Earnings before income taxes            $     972    $   5,841    $     411    $   9,151
                                                 =========    =========    =========    =========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Operations: The Company's consolidated net earnings were $0.5 million or $.02 per diluted share for the second quarter of 1999 compared to consolidated net earnings of $3.4 million or $.12 per diluted share for the corresponding 1998 quarter. The Company's consolidated net earnings were $0.2 million or $.01 per diluted share for the six months ended June 30, 1999 compared to consolidated net earnings of $5.4 million or $.18 per diluted share for the corresponding 1998 period. Consolidated revenues for the quarter ended June 30, 1999 were $137.8 million, an increase of 7% over the corresponding quarter in 1998. This increase was the result of revenue growth of $6.3 million in the U.S. services business and a $2.2 million increase in international revenues. Consolidated revenues were $269.6 million for the six months ended June 30, 1999, an increase of 8% over the corresponding period of 1998. This increase was the result of revenue growth of $14.0 million in the U.S. services business and a $7.0 million increase in international revenues.

         Consolidated costs of information services sold increased 11% to $124.3 million for the three months ended June 30, 1999 compared to costs of $112.0 million for the second quarter of 1998. The major components of the 1999 increase included a $5.1 million increase in compensation expense resulting from higher employee costs in the U.S. and growing European operations, and costs related to increased data collection efforts and household panel expansion. Consolidated costs of information services sold increased 13% to $245.0 million for the six months ended June 30, 1999. Major components of the 1999 increase included a $12.0 million increase in compensation expense resulting from higher employee costs in the U.S. and growing European operations, and costs related to increased data collection efforts resulting from the Company's expanded convenience store and household panel operations. The Company is currently developing a program which is intended to improve productivity and operating efficiencies, and result in a reduction of its on-going cost structure.

         Consolidated selling, general and administrative expenses increased 15% to $13.1 million for the three months ended June 30, 1999 and 13% to $25.9 million for the six months ended June 30, 1999. These increases were primarily associated with employee-related costs related to the reorganization and transformation of the Company's U.S. sales, marketing and other operating functions, and higher legal costs in the U.S. The increased legal costs related to the Company's anti-trust lawsuit against the Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc. The case is currently in the discovery and deposition phase, and the Company anticipates that it will continue to incur a high level of legal expenses as the case continues to progress toward trial.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


         In the second quarter of 1999, revenues from the Company's U.S. services business were $105.6 million, an increase of 6% over the corresponding 1998 quarter. For the six months ended June 30, 1999, revenues from the Company's U.S. services business were $208.0 million, an increase of 7% over the first half of 1998. These revenue increases were due primarily to the increased sales of the Company's product tracking services including its retailer specific and all-store (i.e. Census) databases. Operating Results for the Company's U.S. services business were $7.0 million in the second quarter of 1999 versus $11.5 million in the second quarter of 1998. Operating Results for the Company's U.S. services business were $12.2 million for the six months ended June 30, 1999 compared to $21.1 million for the corresponding 1998 period. The U.S. operating margins were negatively affected by higher employee costs, Year 2000 costs and increased data collection expenses related to the Company's expanded convenience store and household panel operations.

         Second quarter 1999 revenues from the Company's International services business, primarily from Europe, were $32.2 million, an increase of 7% over the corresponding 1998 quarter. International services revenues were $61.6 million for the six months ended June 30, 1999, an increase of 13% over the corresponding 1998 period. These increases reflect continued strong growth in each of the major European businesses, offset somewhat by the effect of weaker Euro-currencies against the dollar. Excluding foreign exchange effects, European revenues for 1999 increased 12% over the second quarter of 1998 and 16% over the first half of 1998. Operating Results for the International service business were a ($3.2) million loss for the second quarter of 1999, a 21% improvement compared to the ($4.0) million loss in the corresponding 1998 quarter. Operating Results for the International services business were a ($6.8) million loss for the six months ended June 30, 1999, a 22% improvement compared to the ($8.8) million loss for the corresponding 1998 period. These improvements were largely due to continued revenue growth, partially offset by incremental costs associated with the launch of the Company's InfoScan service in Spain.

         Corporate and other expenses increased for the three and six months ended June 30, 1999 due to higher legal costs, primarily attributable to the Company's anti-trust litigation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current cash resources include its $11.6 million consolidated cash balance and $48.2 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

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

         The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $22.3 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement also contains covenants which restrict the Company's ability to incur additional indebtedness.

         Cash Flow: Consolidated net cash provided by operating activities was $73.9 million for the six months ended June 30, 1999 compared to $77.8 million for the same period in 1998. This reduction was primarily attributable to lower earnings. Consolidated cash flow used in net investing activities was ($80.1) million in 1999 compared to ($80.9) million for the same period in 1998. Investing activities in 1999 reflect higher expenditures for data procurement primarily related to the release of retailer specific data in certain European countries. Net cash used before financing activities was ($6.1) million for the six months ended June 30, 1999 compared to ($3.1) for the same period in 1998. Consolidated cash flow provided (used) by net financing activities reflects borrowings of $8.8 million under its revolving line of credit in 1999. Financing activities include $0.1 million and $5.4 million of purchases of the Company's common stock for the six months ended June 30, 1999 and 1998, respectively.

         Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $64.5 million for the six months ended June 30, 1999 and $58.7 million for the same period in 1998. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $40.2 million and $37.8 million for the periods ended June 30, 1999 and 1998, respectively, for the Company's U.S. services business and $24.3 million and $20.9 million, respectively, for the Company's International services business.

         Consolidated capital expenditures were $15.1 million and $17.6 million for the six months ended June 30, 1999 and 1998, respectively. Capital expenditures for the Company's U.S. services business were $13.0 million and $15.0 million, while depreciation expense was $10.7 million and $8.9 million for the six months ended June 30, 1999 and 1998, respectively. The Company's International services business capital expenditures were $2.1 million and $2.6 million while depreciation expense was $2.3 million and $2.3 million, for the six months ended June 30, 1999 and 1998, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



         Consolidated capitalized software development costs, primarily in the U.S., were $3.5 million and $4.8 million for the six months ended June 30, 1999 and 1998, respectively.

         Common Stock Purchase Plan: In November 1997 the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's common stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's common stock and general market conditions. As of June 30, 1999, the Company had purchased and retired 1,947,900 shares under the plan at an average cost of $12.29 per share. During the first half of 1999, the Company purchased 86,100 shares at an average cost of $8.54 per share.

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

         Third Party Retailers: The Company has identified and contacted, using surveys, all of its retailers in the U.S. and Europe to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that retailer responses to Year 2000 readiness surveys were unsatisfactory, the Company is following up to assess whether all critical retailers are Year 2000 compliant. It is expected that full certification of Year 2000 compliance for all key suppliers of tracking data to the Company will be completed during the fourth quarter of 1999. The Company is also investigating alternative sources or methodologies to provide the Company with reasonable assurance of source retailer data should a key U.S. or European retailer encounter unforeseen difficulties during early 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


         Wood Dale Computer Applications: The Company has reviewed its information and operational systems used to process data in its InfoScan tracking services in order to identify those systems that are not Year 2000 compliant. The Company has determined that its InfoScan tracking service is largely Year 2000 compliant due to the Company's main feature of programming design which accounts for data by "weeks" as opposed to calendar dates. However, the Company has identified certain systems which might be negatively impacted by Year 2000. Appropriate remediation efforts are underway to address these issues. In addition, the Company has built and is currently utilizing a Year 2000 test environment to assess compliance on programs affecting major services to clients. The Company estimates that remediation and testing for major services to clients will be completed by the third quarter of 1999.

         Commercial Software Products and Applications: During 1997, the Company began an internal review of each of its software products which it intends to maintain through the Year 2000. Based upon this assessment, the Company concluded that its standard policy of regular software maintenance, upgrades and lifecycle evaluation will provide adequate assurance that the Company's current portfolio of software products will be Year 2000 compliant during the second half of 1999. In 1998, the Company began the process of identifying and contacting clients and former clients in both the U.S. and Europe for whom the Company previously developed custom applications. These investigations have determined the extent to which custom applications developed by the Company require Year 2000 remediation and whether the Company will provide software consulting services in order to assist these clients and former clients in such remediation. The Company believes it has completed the identification of all material custom application issues and that its outstanding obligations for remediation are not significant.

         Data Interfaces with Client Applications: As part of its ongoing services, the Company has assigned each of its client service teams to identify and coordinate the resolution of potential Year 2000 issues resulting from Company interfaces with client applications, including any custom applications developed by clients. However, management believes that it may not be possible for it to determine with complete certainty that Year 2000 issues affecting client applications can be identified or corrected due to the complexity of these applications and the fact that these systems interact and operate with computer systems which are not under the Company's control. Consequently, the Company is unable to estimate a timetable for remediation and any related costs, as the decision to allow the Company to conduct such investigations on a timely basis resides with each client.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



         Costs: The Company uses both internal and external resources in the assessment and remediation of Year 2000 issues and believes these resources will provide adequate support for such resolution. While the costs of external resources are quantifiable, the costs of internal resources who deal with data vendors and tracking service and software clients on a daily basis on a variety of subjects, including Year 2000 issues, are difficult for the Company to estimate. Accordingly, costs included in the Company's disclosures are subject to uncertainty with respect to internal personnel. The Company currently estimates that the combined 1998 and 1999 internal and external Year 2000 project costs will range from $10 million to $12 million and will be funded through operating cash flow. To date, the Company estimates that approximately $4 million has been spent and expensed. Of the remaining $6 million to $8 million the Company expects to spend, up to approximately $4 million may be capitalized for new systems and equipment.

         Most Likely Consequences of Year 2000 Problems: The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations. However, management believes that it may not be possible for it to determine with complete certainty that all Year 2000 issues affecting the Company will be identified or corrected on a timely basis. The number of devices that could be affected and the interactions among these devices are innumerable. In addition, accurate predictions of the extent of Year 2000 problem-related failures or the severity, duration, or financial consequences of these failures, cannot be made. As a result, management expects that the Company could potentially suffer the following consequences:

         1. A significant number of operational inconveniences, inefficiencies, and temporary disruptions in service for the Company, its retailers and its clients may divert management's time and attention and financial and human resources from their ordinary business activities; and

         2. A lesser number of serious system failures may require significant efforts by the Company, its retailers or its clients to prevent or alleviate material business disruptions.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


         Disclaimer: The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, retailers' and vendors' ability to modify proprietary software, and unanticipated problems subsequently identified in the ongoing compliance review.

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

         During the transition period, the Company's clients have the right to settle transactions in either the euro or legacy currencies. The Company may also be affected by other economic, legal, political, and social factors relating to the transition to the euro. The Company may also be impacted by: the ability of the banking systems to function smoothly during and after the transition period; the monetary policy as set by the European Central Bank; the interpretation of the Company's contracts and tax laws, regulations and treaties within the European Union, United States and the World Trade Organization; and by additional macroeconomic and other factors beyond the Company's control.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


FORWARD LOOKING INFORMATION

         Certain matters discussed above are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including customer renewals of service contracts, the timing of significant new customer engagements, the success of transforming its domestic operations, competitive conditions, the success of implementing cost containment initiatives, changes in client spending for the non-contractual services the Company offers, the release of chain-specific data by European retailers, foreign currency exchange rates, Year 2000 and European currency conversion issues and other factors beyond the Company's control. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  a.  Exhibits

      Exhibit No.    Description of Exhibit                                 Page
      -----------    ----------------------                                 ----

         10.(kk)    Employment agreement dated April 30, 1999 between the
                    Company And Joseph P. Durrett.                            EF

         10.(ll)    Restricted stock agreement dated April 30, 1999
                    between the Company and Joseph P. Durrett.                EF

         10.(mm)    Employment agreement dated May 28, 1999 between the
                    Company And Rick Kurz.                                    EF

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




                                           INFORMATION RESOURCES, INC.
                                           ---------------------------------
                                           (Registrant)






                                           /s/ Gary M. Hill
                                           ---------------------------------
                                           Gary M. Hill
                                           Executive Vice President
                                            and Chief Financial Officer
                                           (Authorized officer of Registrant and
                                           Principal Financial Officer)






                                           /s/ Sheri L. Huston
                                           ---------------------------------
                                           Sheri L. Huston
                                           Senior Vice President
                                            and Controller
                                           (Principal Accounting Officer)



August 16, 1999