Form 10-Q
period 1999-09-30
INFORMATION RESOURCES INC
filed 1999-11-12
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] 1Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

             For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                         Commission file number 0-11428


                           INFORMATION RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                    36-2947987
                ------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                150 North Clinton Street, Chicago, Illinois 60661
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
                  (312) 726-1221 Securities registered pursuant
                          to Section 12(g) of the Act:

                               Title of each class
                        --------------------------------
                        Common, $.01 Par Value Per Share
                         Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 29, 1999 was 28,173,777.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                   PAGE
                                                                  NUMBER
                                                                  ------
    PART I.      FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets                            3

    Condensed Consolidated Statements of Operations                  4

    Condensed Consolidated Statements of Cash Flows                  5

    Notes to Condensed Consolidated Financial Statements             6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations               11



    PART II.     OTHER INFORMATION

    Item 6 - Exhibits and Reports Form 8-K                          20

    Signatures                                                      21

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                             SEPTEMBER 30, 1999        DECEMBER 31, 1998
------                                             ------------------        -----------------
                                                   (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                       $  13,355                   $  11,149
     Accounts receivable, net                           86,362                      87,637
     Prepaid expenses and other                         10,402                       9,223
                                                     ---------                   ---------
          Total Current Assets                         110,119                     108,009
                                                     ---------                   ---------

     Property and equipment, at cost                   199,867                     177,443
     Accumulated depreciation                         (116,907)                    (97,940)
                                                     ---------                   ---------
          Net property and equipment                    82,960                      79,503

     Investments                                         9,304                       9,792

     Other assets                                      178,416                     171,989
                                                     ---------                   ---------

                                                     $ 380,799                   $ 369,293
                                                     =========                   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of capitalized leases        $     370                   $     521
     Accounts payable                                   41,397                      43,640
     Accrued compensation and benefits                  19,603                      20,925
     Accrued property, payroll and other taxes           5,755                       4,486
     Accrued expenses                                   14,519                      11,287
     Deferred revenue                                   33,392                      21,940
                                                     ---------                   ---------
          Total Current Liabilities                    115,036                     102,799
                                                     ---------                   ---------

     Long-term debt                                      3,060                       4,575
     Deferred income taxes, net                         15,324                      14,017
     Other liabilities                                   9,513                       9,450

STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000 shares,
          $.01 par value; none issued                     --                          --
     Common stock - authorized 60,000,000 shares,
          $.01 par value, 28,158,516 and
          27,867,884 shares issued and
          outstanding, respectively                        281                         279
     Capital in excess of par value                    190,648                     190,701
     Retained earnings                                  51,323                      49,778
     Accumulated other comprehensive loss               (4,386)                     (2,306)
                                                     ---------                   ---------
          Total Stockholders' Equity                   237,866                     238,452
                                                     ---------                   ---------
                                                     $ 380,799                   $ 369,293
                                                     =========                   =========


        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        ----------------------    ----------------------
                                                                             SEPTEMBER 30             SEPTEMBER 30
                                                                        ----------------------    ----------------------
                                                                          1999          1998        1999          1998
                                                                        ---------    ---------    ---------    ---------
Information services revenues                                           $ 136,092    $ 125,346    $ 405,684    $ 373,928
Costs and expenses:
   Information services sold                                             (121,322)    (112,978)    (366,371)    (329,386)
   Selling, general and administrative expenses                           (12,849)     (14,709)     (38,772)     (37,680)
                                                                        ---------    ---------    ---------    ---------
                                                                         (134,171)    (127,687)    (405,143)    (367,066)
                                                                        ---------    ---------    ---------    ---------

Operating profit (loss)                                                     1,921       (2,341)         541        6,862

Equity in earnings of affiliated companies                                     84          142          180          436
Minority interests benefit (expense)                                        1,170          110        3,455          (26)

Interest expense and other, net                                              (501)        (749)      (1,091)        (959)
                                                                        ---------    ---------    ---------    ---------

Earnings (loss) before income taxes                                         2,674       (2,838)       3,085        6,313

Income tax (expense) benefit                                               (1,346)       1,300       (1,540)      (2,500)
                                                                        ---------    ---------    ---------    ---------

Net earnings (loss)                                                     $   1,328    $  (1,538)   $   1,545    $   3,813
                                                                        =========    =========    =========    =========

Net earnings (loss) per common share - basic                            $     .05    $    (.05)   $     .06    $     .13
                                                                        =========    =========    =========    =========
Net earnings (loss) per common and
 common equivalent share - diluted                                      $     .05    $    (.05)   $     .06    $     .13
                                                                        =========    =========    =========    =========

Weighted average common shares - basic                                     28,120       28,708       28,022       28,746
                                                                        =========    =========    =========    =========
Weighted average common and
  common equivalent shares - diluted                                       28,267       28,708       28,081       29,283
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    NINE MONTHS ENDED
                                                                                  ----------------------
                                                                                        SEPTEMBER 30
                                                                                  ----------------------
                                                                                    1999         1998
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $   1,545    $   3,813
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Amortization of deferred data procurement costs                                 89,655       83,493
     Depreciation                                                                    19,985       16,990
     Amortization of capitalized software costs and intangibles                       5,086        5,334
     Deferred income tax expense                                                      1,540        2,500
     Equity in earnings of affiliated companies and minority interests               (3,635)        (410)
     Other                                                                           (1,187)      (1,216)
     Change in assets and liabilities:
       Increase (decrease) in accounts receivable, net                                1,146       (3,460)
       Decrease (increase) in other current assets                                   (1,179)       2,927
       Decrease (increase) in accounts payable and accrued liabilities                  937       (4,995)
       Increase in deferred revenue                                                  11,452        5,622
       Other, net                                                                     4,095       (1,440)
                                                                                  ---------    ---------
           Total adjustments                                                        127,895      105,345
                                                                                  ---------    ---------
             Net cash provided by operating activities                              129,440      109,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                                     (98,098)     (90,085)
Purchase of property, equipment and software                                        (24,569)     (26,986)
Capitalized software costs                                                           (5,457)      (6,210)
Other, net                                                                            3,414          319
                                                                                  ---------    ---------
             Net cash used in investing activities                                 (124,710)    (122,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments)                                                          (1,588)       8,782
Purchases of Common Stock                                                            (1,036)     (16,938)
Proceeds from exercise of stock options and other                                       871        8,260
                                                                                  ---------    ---------
             Net cash provided (used) by financing activities                        (1,753)         104

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (771)         199
                                                                                  ---------    ---------

             Net increase (decrease) in cash and cash equivalents                     2,206      (13,501)

  Cash and cash equivalents at beginning of period                                   11,149       20,925
                                                                                  ---------    ---------

  Cash and cash equivalents at end of period                                      $  13,355    $   7,424
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

              Earnings per Common and Common Equivalent Share: Net earnings per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings per common and common equivalent share--diluted is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents are entirely comprised of stock options.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

              Cash paid for interest and income taxes during the period was as follows (in thousands):



                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                  1999           1998
                                                 ------         ------
Interest                                         $  770         $  396
Income taxes                                        130          1,317

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable were as follows (in thousands):


                                          SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                          ------------------     -----------------
Billed                                     $  67,515                $  71,141
Unbilled                                      23,241                   21,258
                                           ---------                ---------
                                              90,756                   92,399
Reserve for accounts receivable               (4,394)                  (4,762)
                                           ---------                ---------

                                           $  86,362                $  87,637
                                           =========                =========


NOTE 4 - OTHER ASSETS

Other assets were as follows (in thousands):

                                                   SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                   ------------------     -----------------
Deferred data procurement costs -
     net of accumulated amortization of
     of $137,235 in 1999 and $123,440 in 1998        $144,561                 $138,356

Intangible assets, including goodwill -
     net of accumulated amortization of
     $15,068 in 1999 and $13,616 in 1998               16,604                   18,610

Capitalized software costs - net of
     accumulated amortization of $5,694
     in 1999 and $3,701 in 1998                        12,385                    9,876

Other                                                   4,866                    5,147
                                                     --------                 --------

                                                     $178,416                 $171,989
                                                     ========                 ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 5 - LONG TERM DEBT

          Long-term debt was as follows (in thousands):


                                    SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                    ------------------    -----------------
Bank borrowings                       $ 2,250                     $ 3,000
Capitalized leases and other            1,180                       2,096
                                      -------                     -------
                                        3,430                       5,096
Less current maturities                  (370)                       (521)
                                      -------                     -------

                                      $ 3,060                     $ 4,575
                                      =======                     =======


         In February, 1999 the Company amended its existing $75 million bank revolving credit facility to (1) reduce the maximum commitments to $60 million,
(2) extend the termination date to 2002, and (3) amend certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .25% payable on the unused portion.

         The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $23.6 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement also contains covenants which restrict the Company's ability to incur additional indebtedness.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 were as follows (in thousands):


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                        ------------------    -----------------
                                           SEPTEMBER 30          SEPTEMBER 30
                                        ------------------    -----------------
                                          1999      1998        1999       1998
                                        -------   -------     -------    -------
Net earnings (loss)                     $ 1,328   ($1,538)    $ 1,545    $ 3,813
Foreign currency translation
   adjustment                             2,105      (851)     (2,080)    (2,424)
                                        -------   -------     -------    -------

Comprehensive income (loss)             $ 3,433   ($2,389)    $  (535)   $ 1,389
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

         The following table and discussion present certain information regarding the operations of the Company by geographic segment as of September 30, 1999 and 1998 (in thousands):


                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             ----------------------    ----------------------
                                                                 SEPTEMBER 30              SEPTEMBER 30
                                                             ----------------------    ----------------------
                                                               1999         1998         1999         1998
                                                             ---------    ---------    ---------    ---------
Revenues:
  U.S. Services                                              $ 103,627    $  98,120    $ 311,580    $ 292,063
  International Services                                        32,465       27,226       94,104       81,865
                                                             ---------    ---------    ---------    ---------
    Total                                                    $ 136,092    $ 125,346    $ 405,684    $ 373,928
                                                             =========    =========    =========    =========

Operating Results:
  U.S. Services                                              $   8,536    $   3,407    $  20,779    $  24,494
  International Services:
    Operating loss                                              (3,350)      (3,858)     (12,561)     (12,819)
    Equity in earnings of
         affiliated companies                                       84          142          180          436
    Minority interest benefit (expense)                          1,170          110        3,455          (26)
                                                             ---------    ---------    ---------    ---------
      Subtotal--International Services                          (2,096)      (3,606)      (8,926)     (12,409)

  Corporate and other expenses                                  (3,265)      (1,890)      (7,677)      (4,813)
                                                             ---------    ---------    ---------    ---------

    Operating Results                                            3,175       (2,089)       4,176        7,272


Interest expense and other, net                                   (501)        (749)      (1,091)        (959)
                                                             ---------    ---------    ---------    ---------
         Earnings (loss) before income taxes                 $   2,674    $  (2,838)   $   3,085    $   6,313
                                                             =========    =========    =========    =========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

              Operations: The Company's consolidated net earnings were $1.3 million or $.05 per diluted share for the third quarter of 1999 compared to a consolidated net loss of ($1.5) million or ($.05) per diluted share for the corresponding 1998 quarter. The Company's consolidated net earnings were $1.5 million or $.06 per diluted share for the nine months ended September 30, 1999 compared to consolidated net earnings of $3.8 million or $.13 per diluted share for the corresponding 1998 period.

              Consolidated revenues for the quarter ended September 30, 1999 were $136.1 million, an increase of 9% over the corresponding quarter in 1998. This increase was the result of revenue growth of $5.5 million, 6%, in the U.S. services business and a $5.2 million, 19%, increase in the international business. Consolidated revenues were $405.7 million for the nine months ended September 30, 1999, an increase of 8% over the corresponding period of 1998. This increase was the result of revenue growth of $19.5 million, 7%, in the U.S. services business and a $12.2 million, 15%, increase in the international business.

              Consolidated costs of information services sold increased 7% to $121.3 million for the three months ended September 30, 1999 compared to costs of $113.0 million for the third quarter of 1998. The increase was in large part due to growing European operations and shut-down costs related to operations in Turkey. Consolidated costs of information services sold increased 11% to $366.4 million for the nine months ended September 30, 1999. Major components of the 1999 increase included a $15.9 million increase in compensation expense resulting from higher employee costs in the U.S. and growing European operations, and costs related to increased data collection efforts resulting from the Company's expanded convenience store and household panel operations.

              Consolidated selling, general and administrative ("SG&A") expenses decreased 13% to $12.8 million for the three months ended September 30, 1999 and increased 3% to $38.8 million for the nine months ended September 30, 1999. Third quarter 1999 SG&A expenses reflect higher legal costs which were more than offset by costs relating to the transformation of the Company's U.S. sales, marketing and other operating functions included in the third quarter of 1998. The year-to-date increase was primarily associated with increased legal costs related to the Company's anti-trust lawsuit against the Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc. The case is currently in the discovery phase, and the Company anticipates that it will continue to incur a high level of legal expenses as the case continues to progress toward trial.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


              In the third quarter of 1999, revenues from the Company's U.S. services business were $103.6 million, an increase of 6% over the corresponding 1998 quarter. For the nine months ended September 30, 1999, revenues from the Company's U.S. services business were $311.6 million, an increase of 7% over the corresponding 1998 period. These revenue increases were due primarily to the increased sales of the Company's product tracking services including its retailer specific and all-store databases and its 55,000 in-home scanning panel operation. Revenue gains in these areas helped offset lower revenue caused by several client losses. Revenue growth through the year 2000 may continue to be dampened by the impact of these client losses. Operating Results for the Company's U.S. services business were $8.5 million in the third quarter of 1999 versus $3.4 million in the third quarter of 1998. Third quarter 1999 U.S. operating results reflect increased revenues with relatively flat expense growth, representing the impact of cost containment programs. Operating Results for the Company's U.S. services business were $20.8 million for the nine months ended September 30, 1999 compared to $24.5 million for the corresponding 1998 period. The U.S. operating margins for the nine months ended September 30, 1999 were negatively affected by higher employee costs, Year 2000 costs and increased data collection expenses experienced in the first half of 1999.

              Third quarter 1999 revenues from the Company's International services business, primarily from Europe, were $32.5 million, an increase of 19% over the corresponding 1998 quarter. International services revenues were $94.1 million for the nine months ended September 30, 1999, an increase of 15% over the corresponding 1998 period. These increases reflect continued strong growth in each of the major European businesses, offset somewhat by the effect of weaker Euro-currencies against the dollar. Excluding foreign exchange effects, European revenues for 1999 increased 26% over the third quarter of 1998 and 20% over the first nine months of 1998. Operating Results for the International service business were a ($2.1) million loss for the third quarter of 1999 compared to the ($3.6) million loss in the corresponding 1998 quarter. The large revenue increase caused Operating Results to improve by 42%, despite shut-down costs related to operations in Turkey and lower margins in Germany due to higher production and data collection costs. Operating Results for the International services business were a ($8.9) million loss for the nine months ended September 30, 1999, a 28% improvement compared to the ($12.4) million loss for the corresponding 1998 period. These improvements were largely due to continued revenue growth, partially offset by costs associated with start-up losses in Spain, which began operations in May, 1998, and shut-down costs related to operations in Turkey.

              Corporate and other expenses increased for the three and nine months ended September 30, 1999 primarily due to higher legal costs attributable to the Company's anti-trust litigation.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



              Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program, named Project Delta, the objective of which is to improve productivity and operating efficiencies and reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta includes the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas. The first phase of the project is expected to be completed in the fourth quarter of 1999. Depending on the findings and the timing of the implementation of those findings, the Company may be required to record a special charge against earnings. Such a charge would provide for severance and other costs related to a reduction in staffing and non-recurring costs associated with changes in the way in which the Company may conduct business or be organized in the future.

LIQUIDITY AND CAPITAL RESOURCES

              Financings: In February, 1999 the Company amended its existing $75 million bank revolving credit facility to (1) reduce the maximum commitments to $60 million, (2) extend the termination date to 2002, and (3) amend certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .25% payable on the unused portion.

              The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $23.6 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement also contains covenants which restrict the Company's ability to incur additional indebtedness.

              The Company's current cash resources include $13.4 million of cash and $57.7 million available under its bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

              Cash Flow: Consolidated net cash provided by operating activities was $129.4 million for the nine months ended September 30, 1999 compared to $109.2 million for the same period in 1998. This increase was primarily attributable to continued improvements in the collection of the Company's U.S. receivables and higher advance payments by clients. Consolidated cash flow used in net investing activities was ($124.7) million in 1999 compared to ($123.0) million for the same period in 1998. Investing activities in 1999 reflect higher expenditures for data procurement primarily related to the release of retailer specific data in certain European countries and timing of its domestic data payments. Net cash provided (used) before financing activities was $4.7 million for the nine months ended September 30, 1999 compared to ($13.8) for the same period in 1998. Consolidated cash flow provided (used) by net financing activities reflects borrowings of $2.3 million under the Company's revolving line of credit in 1999.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


Financing activities include $1.0 million and $16.9 million of purchases of the Company's common stock for the nine months ended September 30, 1999 and 1998, respectively.

              Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $98.1 million for the nine months ended September 30, 1999 and $90.1 million for the same period in 1998. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $61.2 million and $57.9 million for the periods ended September 30, 1999 and 1998, respectively, for the Company's U.S. services business and $36.9 million and $32.2 million, respectively, for the Company's International services business.

              Consolidated capital expenditures were $24.6 million and $27.0 million for the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures for the Company's U.S. services business were $20.7 million and $22.5 million, while depreciation expense was $16.6 million and $13.4 million for the nine months ended September 30, 1999 and 1998, respectively. The capital expenditures for the Company's International service business were $3.9 million and $4.5 million while depreciation expense was $3.4 million and $3.6 million, for the nine months ended September 30, 1999 and 1998, respectively.

              Consolidated capitalized software development costs, primarily in the U.S., were $5.5 million and $6.2 million for the nine months ended September 30, 1999 and 1998, respectively.

              Common Stock Purchase Plan: In November, 1997 the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's common stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's common stock and general market conditions. As of September 30, 1999, the Company had purchased and retired 1,980,400 shares under the plan at an average cost of $12.24 per share. During the first nine months of 1999, the Company purchased 118,600 shares at an average cost of $8.73 per share.

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

              In 1996 and 1997, various internal review teams within the Company began addressing the Year 2000 issue in their respective areas. In early 1998, a steering committee was established to represent all operating, administrative and finance areas of the Company to direct the process of identifying, assessing and resolving significant Year 2000 issues in a timely manner. The process includes development of remediation plans, where necessary, as they relate to internally used software, commercial software applications licensed to clients, computer hardware and the use of computer applications in the Company's data warehouse operations. The Company is also engaged in assessing the Year 2000 issue with third parties including significant suppliers, such as data vendors and tracking service clients. Executive management is represented on the steering committee and monitors the status of the Company's Year 2000 plans. In addition, management reports the status of the Year 2000 project to the Board of Directors.

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

              Risks: The Company has identified potential key Year 2000 risks in the following four categories:

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


              Third Party Retailers: The Company has identified and contacted, using surveys, all of its retailers in the U.S. and Europe to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that retailer responses to Year 2000 readiness surveys were unsatisfactory, the Company continues to follow up with all critical retailers to determine their Year 2000 readiness. Meanwhile, the Company has defined a contingency plan should a key U.S. or European retailer encounter unforeseen difficulties during early 2000.

              Wood Dale Computer Applications: The Company has reviewed its information and operational systems used to process data in its InfoScan tracking services in order to identify those systems that are not Year 2000 compliant. The Company has identified certain systems which might be negatively impacted by Year 2000. In addition, the Company has built and is currently utilizing a Year 2000 test environment to assess compliance on programs affecting major services to clients. The vast majority of remediation and testing for major services to clients has been successfully completed.

              Commercial Software Products and Applications: During 1997, the Company began an internal review of each of its software products which it intends to maintain through the Year 2000. Based upon this assessment, the Company concluded that its standard policy of regular software maintenance, upgrades and lifecycle evaluation will provide adequate assurance that the Company's current portfolio of software products will be Year 2000 compliant by the end of November, 1999. In 1998, the Company began the process of identifying and contacting clients and former clients in both the U.S. and Europe for whom the Company previously developed custom applications. These investigations have determined the extent to which custom applications developed by the Company require Year 2000 remediation and the scope of the Company's obligation to provide software consulting services in order to assist these clients and former clients in such remediation. The Company believes it has completed the identification of all material custom application issues and that its outstanding obligations for remediation are not significant.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



              Data Interfaces with Client Applications: As part of its ongoing services, the Company has assigned each of its client service teams the task of identifying and coordinating the resolution of potential Year 2000 issues resulting from Company interfaces with client applications, including any custom applications developed by clients. However, management believes that it may not be possible for the Company to identify and correct all Year 2000 issues affecting client applications due to the complexity of these applications and the fact that these systems interact and operate with computer systems which are not under the Company's control. Consequently, the Company is unable to estimate a timetable for remediation and any related costs, as the decision to allow the Company to conduct such investigations on a timely basis resides with each client.

              Costs: The Company uses both internal and external resources in the assessment and remediation of Year 2000 issues and believes these resources will provide adequate support for such resolution. While the costs of external resources are quantifiable, the costs of internal resources who deal with data vendors and tracking service and software clients on a daily basis on a variety of subjects, including Year 2000 issues, are difficult for the Company to estimate. Accordingly, costs included in the Company's disclosures are subject to uncertainty with respect to internal personnel. The Company currently estimates that the combined 1998 and 1999 internal and external Year 2000 project costs will range from $7 million to $9 million and will be funded through operating cash flow. To date, the Company estimates that approximately $6 million has been spent.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


              Contingency Plans: The Company continues to develop contingency plans to be implemented as part of its efforts to identify and correct Year 2000 issues affecting its internal systems. Most contingency planning was completed in the third quarter of 1999 with the remainder expected to be completed in the fourth quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, or use of contract personnel to correct on an accelerated schedule any Year 2000 issues that arise or to provide manual workarounds for information systems and similar approaches. If the Company actually is required to implement these contingency plans, it could have a material effect on the Company's financial condition and results of operations. However, based on the activities described above, the Company does not believe that the Year 2000 issues will have a material adverse effect on the Company's business or results of operations.

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

              As the Company has operations in several of the participating countries, it will be affected by issues surrounding the introduction of and transition to the euro. The Company's European Executive Committee (the "Committee") is charged with formulating and executing all aspects of the Company's response concerning the conversion to the euro.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


              The Committee is currently investigating the impact of the euro on all computer systems that affect the Company. Specific systems concerns include the ability to provide InfoScan services to the Company's clients in euros and to pay bills, receive payments, invoice and provide pricing in euros. The Company expects all systems issues to be resolved by the conclusion of the transition period and accordingly, anticipates no significant interruptions in its business operations.

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




                                       INFORMATION RESOURCES, INC.
                                       -----------------------------------------
                                       (Registrant)






                                       /s/  Gary M. Hill
                                       -----------------------------------------
                                       Gary M. Hill
                                       Executive Vice President
                                        and Chief Financial Officer
                                       (Authorized officer of Registrant and
                                       Principal Financial Officer)






                                       /s/  Sheri L. Huston
                                       -----------------------------------------
                                       Sheri L. Huston
                                       Senior Vice President
                                        and Controller
                                       (Principal Accounting Officer)



November 12, 1999




21