Form 10-K
period 1999-12-31
INFORMATION RESOURCES INC
filed 2000-03-28
CIK 714278

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2000 (based on the closing price as quoted by NASDAQ as of such date) was $216,960,635.

The number of shares of the registrant's common stock, $.01 par value per outstanding share, as of February 29, 2000 was 29,068,657.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 19, 2000 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Information Resources, Inc. ("IRI"), and its subsidiaries (referred to herein as "IRI" or the "Company"), is a leading provider of universal product code ("UPC"), scanner-based business solutions services to the consumer packaged goods ("CPG") industry, offering services in the U.S., Europe and other international markets. The Company supplies CPG manufacturers, retailers and brokers with information and analysis critical to their sales and marketing operations. IRI provides services designed to deliver value through an enhanced understanding of the consumer to a majority of the Fortune 500 companies in the CPG industry. IRI is also currently exploring ways of integrating the Company's current off-line research with new on-line research capabilities for CPG clients as well as leveraging its core capabilities outside the CPG industry.

     The Company currently generates approximately 76% of its revenues from sales and services provided in the U.S. These services center in large part around the Company's flagship InfoScan(R) service, which tracks consumer purchasing of products sold in grocery stores, drug stores, mass merchandisers, convenience stores and other retail outlets across the United States. The Company also offers a number of other services to CPG manufacturers, including household-level information collected via consumer panels. One such service is BehaviorScan(R) which is used for the testing and evaluation of alternative marketing strategies and tactics for both new and established products. The Company also offers modeling and other testing services as well as custom analytic and consulting services to enable clients to address critical business issues. Closely related to its information services, the Company also markets various software applications to the CPG industry, including products based on EXPRESS(R) technology owned by Oracle Corporation ("Oracle"). In July 1995, the Company sold its EXPRESS technology to Oracle, while retaining certain rights to market and distribute Oracle EXPRESS software.

     The Company provides many of the same business information services in Europe and other international markets primarily using scanner-based data. Revenues from the Company's U.S. and International Services were as follows for the years ended December 31 (in thousands):

                                                            1999        1998        1997
                                                          --------    --------    --------
U.S. Services.........................................    $416,729    $396,992    $366,678
International Services................................     129,544     114,331      89,649
                                                          --------    --------    --------
          Total.......................................    $546,273    $511,323    $456,327
                                                          ========    ========    ========

U.S. AND INTERNATIONAL SERVICES

     The Company's U.S. and International Services include InfoScan product tracking services, related delivery and software product sales, consumer panel services, analytical and consulting services, BehaviorScan product testing services and a variety of applications of the Company's census (i.e., all stores within participating retail chains) scanner databases and the Company's multi-outlet consumer panel databases.

     InfoScan. The Company's principal information service marketed in the United States and internationally is InfoScan. InfoScan is a service used by the CPG industry to monitor and evaluate the market performance of products sold in retail stores. The InfoScan service provides subscribers with a variety of information including how much product they and their competitors are selling, where the products are being purchased, at what price the products are being sold and under what promotional conditions sales are occurring. This information helps subscribers make fundamental strategic and tactical decisions for their businesses in the areas of sales, marketing and promotion. IRI currently collects this information in grocery, drug, mass merchandiser, convenience store, club store and chain liquor outlets across the United States and is also exploring collection in other outlets.

     InfoScan utilizes data collected from UPC bar codes on CPG product packaging. Scanners at retail checkouts read the UPC code and record product sales electronically. On an on-going basis, the Company procures such electronic sales data along with related promotional data from a sample of national and local market retail stores. The Company also collects consumer purchase information directly from individual households across the United States using proprietary in-home scanning devices and/or consumer identification cards in a store. The consumer purchase information can be used in a complementary fashion with InfoScan data. The Company processes the information at its computer facilities and stores it in the Company's proprietary databases. InfoScan subscribers access the information in the Company's databases through a variety of means, including the use of analytical software provided by the Company and the use of reports delivered via the internet.

     Subscriptions to InfoScan by CPG manufacturers are a principal source of revenue for the Company. Manufacturers subscribe to InfoScan by contracting with the Company to obtain access to the InfoScan databases for specified product categories. InfoScan contracts generally have multi-year terms, usually of three years or more in the United States.

     InfoScan Census. InfoScan Census applications are derived from a product tracking service based on scanner data collected from all stores within participating retail chains, as opposed to collection from a sample of such stores. InfoScan Census offers the CPG industry more complete and accurate data than sample services, since it has no sampling or projection errors, and its applications can go beyond traditional market tracking uses. IRI is in the process of transitioning its U.S. InfoScan core tracking service to an all census-based projection system.

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

     There are presently approximately 15,000 grocery stores, approximately 14,400 drug stores and approximately 3,300 mass merchandisers in the Company's InfoScan Census U.S. database. The Company has also begun to develop InfoScan Census services in certain European markets.

     InfoScan Data Collection. For the Company's InfoScan sample service, the Company continuously collects weekly product sales, price and promotional information from representative retail outlets. Included in the Company's national and local market samples in the U.S. are approximately 4,500 stores in the aggregate, including grocery stores, drug stores, mass merchandisers and convenience stores. Contracting retailers typically deliver their scanner data electronically to the Company's computer facilities in Wood Dale, Illinois. While most retail stores in the United States have installed scanner equipment to record product sales information, certain convenience stores and other retail outlets have not. When scanner data are not available, the Company's field personnel visit stores and obtain sales information via a manual audit of the stores' product purchases and inventory. Collection practices for weekly product sales information in the Company's operations in foreign countries are largely scanner-based, though they vary somewhat on a country-by-country basis, as does scanner data availability.

     The InfoScan U.S. and international databases typically contain product movement and price information and "causal" data. Causal data consist of information which may explain changes in product sales, such as price promotions, retailers' newspaper ads and in-store displays, as well as other promotion and merchandising data related to the sale of CPG products. The Company employs a field force of full-time and part-time workers to collect causal data. These employees conduct weekly on-site visits to retail stores participating in the InfoScan service to collect causal information such as in-store promotions and displays. Field force personnel perform other services as well, including those related to the Company's test marketing services and InfoForce(TM) services.

     The Company often pays cash for scanner data covering a sample or census of retailers' stores. However, the Company also exchanges software, product movement information and other services to obtain access to data for all stores within certain grocery stores, drug chains and mass merchandiser stores. The Company provides its QScan(R) system to U.S. retailers in exchange for their participation in the provision of their all-store data for InfoScan Census. QScan is an information system designed to provide retailers with easy access to their scanner data. The system addresses retailers' problems of organizing and analyzing their own databases of information for products sold in their stores. The QScan system allows for the processing and analysis of scanner data from all of the retailer's stores on a weekly basis. Current census retailer contracts data generally have multi-year terms, usually of three or more years, cancelable on an annual basis after one or more years with 3 to 6 months notice by either party. Other data procurement contracts generally run year-to-year and are cancelable at the end of each year by either party with 60 days notice.

     Consumer Panel. The Company also collects consumer purchase information via its Shoppers' Hotline(R) service from individual households it has recruited in the United States. The Company provides approximately 55,000 of these households with hand-held scanners to record their product purchases. Collection via hand-held scanners enables the Company to ascertain product movement information from a variety of outlets, including stores that do not have scanners. In addition to the Company's multi-outlet consumer panel service, the Company also maintains a separate consumer panel of shoppers from approximately 23,000 households in its BehaviorScan testing markets in connection with the Company's provision of testing and analytics service. These additional households present an identification card when shopping at participating grocery stores, thereby allowing scanners to record specific details of their product purchases. Household panel information is available in European markets usually from alliance partners of the Company.

     Data Processing. With respect to its operations in the U.S., Great Britain, France, Italy, the Netherlands and Spain, the Company receives and processes data at its production center and computer facilities located in Wood Dale, Illinois. The Company is also in the process of transitioning data processing in Germany from an outside vendor to its facilities in Wood Dale, Illinois. The Company's production center operates with numerous platforms including mainframe, UNIX and Windows NT as well as proprietary production software and related technology developed exclusively by the Company to process and store very large amounts of data. Through direct telecommunication connections with InfoScan clients in the U.S., the Company also provides electronic on-line access to InfoScan data services. The Company currently leases its mainframe computers from third party financial institutions.

     Data Delivery. Subscriptions to the InfoScan service entitle the Company's clients to access the Company's databases and receive information for specific product categories. Because large amounts of data are involved, clients usually either take electronic delivery of the data or obtain electronic access to the Company's databases through the Company's on-line service. Clients taking electronic delivery generally license software from the Company. The Company's on-line service permits the Company to build, maintain and store client-subscribed databases which remain resident on the Company's computers. Clients then access the databases through remote electronic connection. Clients may also purchase software services from the Company. (See "Software and Related Products" below for more information on Company revenues derived from software licensing.) In addition, the Company also provides internet delivery options, including custom reports via a Company-hosted web site.

     Other Client Services. The Company places a major emphasis on the provision of experienced and knowledgeable client service personnel to assist InfoScan subscribers in the use and interpretation of InfoScan data and consumer panel data, as well as in the use of the Company's analytical software. The Company also provides numerous analytical and consulting services to both CPG manufacturers and retailers. Analytical and consulting services are directed at helping clients identify new marketing opportunities, more effectively manage their marketing mix, identify appropriate opportunities for product line optimization and increase productivity of marketing expenditures through more effective couponing, advertising and in-store merchandising programs. Revenues from analytical and consulting services typically follow from subscriptions to the Company's InfoScan service and principally relate to analytical use of InfoScan and panel data. These services are generally billed on a time and materials basis.

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

     A principal source of software revenues is the provision of on-line access services and web delivery services to InfoScan subscribers who access InfoScan databases residing in the Company's data warehouses. Other software revenues derive from the license of Oracle software product licenses to InfoScan subscribers who load InfoScan data on their own computer systems and do not use the Company's on-line services. Licenses typically require a one-time upfront license fee upon acceptance of the software and annual maintenance payments for support and update services thereafter. Oracle is entitled to receive royalties on certain types of licenses granted by the Company and its distributors; however, until July 2001, the Company is not required to pay royalties to Oracle on licenses granted by the Company and its data affiliates to CPG end-users for use with data provided by the Company or its data affiliates. After July 2001, the royalty rates owed to Oracle will be subject to renegotiation between the Company and Oracle.

     The Company is in the process of moving to an open systems architecture to provide alternative options for clients to access its databases. The open systems architecture is expected to increase accessibility of the Company's InfoScan data, enable compatibility with clients' existing technical architectures, improve integration with additional data sources, and facilitate a seamless interface with emerging Internet-based technologies. Specifically, the Company plans to complement its existing data access architecture with an open relational database access architecture based on commonly accepted industry standards for database access that will enable its clients to use any of a broad array of third-party tools and/or applications, including Open Database Connectivity (ODBC) and Object Linking and Editing for Databases (OLE DB).

     The Company also markets its proprietary Apollo Space Management System(TM) software to CPG retailers, wholesalers, manufacturers and brokers in the United States and internationally for use in managing retail shelf space and software applications to facilitate enhanced uses of InfoScan data. Apollo software is designed to assist in the management of retail shelf space, providing a range of tools for space management and shelf execution, including assortment planning, data integration and management, category analysis, creation of picture schematics and web communications and access. The Company also develops and markets other analytical software applications and technology-based consulting services for use in the CPG industry, including tools to help clients receive, analyze, interpret and facilitate enhanced uses of InfoScan data.

     Testing Services. The Company provides a number of testing services primarily for CPG manufacturers. These include controlled retail testing, other in-store testing, matched market analyses and related special analyses using the Company's InfoScan and panel databases. Controlled testing involves testing the placement of new products or changes in advertising, shelf location, price or promotional conditions in different retail outlets or different markets and involves custom manipulation and analysis of the Company's InfoScan databases. The Company's BehaviorScan service is a test marketing system available in the United States which enables CPG manufacturers to measure the impact of different marketing variables on consumer purchase behavior, for both new and existing products. Typical marketing variables tested in BehaviorScan markets are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price and packaging changes. BehaviorScan tests compare the purchases of a group of consumers exposed to test variable(s) with the purchases of a control group of consumers not exposed to the test variable(s). A unique feature of the BehaviorScan system is its ability to deliver alternative television advertising to different groups of panel households using the Company's patented targetable television technology. BehaviorScan is currently available in six markets and is the only such electronic test marketing system in the United States. Major costs associated with the BehaviorScan system include payments to retailers, incentive programs for participating panel households, field personnel costs, cable television studio operation, computer resources and client service personnel costs.

     Other Services. The Company continues to develop opportunities to leverage its core competencies. The Company is in the process of entering into several strategic alliances that include expanded media mix analysis, internet strategy development and on-line business-to-business and consumer research panels. The Company is also exploring ways of offering services to both CPG clients and new client bases that integrate the Company's current off-line research with new on-line research capabilities.

INTERNATIONAL BUSINESS DEVELOPMENT

     Through subsidiaries and joint ventures with other leading marketing information firms, the Company in 1992 began offering information services in a number of countries outside of the United States. Specific services offered depend upon local country competitive conditions and the general retailer environment. The Company's major European subsidiaries and joint venture companies rely on the Company's data production facilities in the United States as well as the Company's know-how and trade secrets to provide InfoScan retail tracking services. Production for the Company's German operation will be transferred to the United States in late 2000.

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

     In February 1997, the retail tracking service and related software businesses were put into a new joint venture company, IRI/GfK Retail Services GmbH ("IRI/GfK Retail") in which the Company initially took a 51% ownership interest and GfK the remainder. Effective January 1, 1999, the Company's funding requirements per the joint venture agreement increased to 80%. Scanner data are not available from all major retailers in Germany. The Company is in the process of transitioning production services for IRI/GfK Retail from GfK's facilities in Nuremberg, Germany to the Company's facilities in Wood Dale, Illinois. This transfer is expected to result in service enhancements, as well as reduced production costs.

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

     Spain. IRI began a start-up venture in Spain during April 1998. In November 1998, the Company executed a joint venture agreement with Media Planning, S.A. to create a new retail tracking business to serve the Spanish market under the name Information Resources Espana, S.L. ("IRI-Spain"). In January 1999, IRI-Spain and Dympanel, S.A. signed a cooperation agreement which added Dympanel, S.A. as a third investor in IRI-Spain. The aforementioned agreements resulted in the Company, Media Planning, S.A., and Dympanel, S.A. currently owning 64%, 32% and 4%, respectively, of the capital shares of IRI-Spain. IRI-Spain began providing InfoScan service to the Spanish market in early 1999, using the Company's production facilities in Wood Dale, Illinois.

     Turkey. Until December 1998, the Company owned and operated a retail audit business in Turkey which it acquired in 1993. Effective January 1999 the Company contributed all of the operating assets and liabilities of its Turkish subsidiary to a Turkish joint venture, Panel-IRI Pazar Arastirma ve Danismanlik A.S. The business of the joint venture was discontinued in October 1999.

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

     Eastern Europe, Middle East and North Africa. In 1995, the Company entered into a strategic alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. MEMRB provides market research throughout more than 20 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the agreement, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. In 1998 IRI acquired a 19.9% ownership interest in MEMRB, which decreased to 16% in 1999 due to funding from a new partner. The Company holds an option to increase its ownership interest of MEMRB to 49%.

     Asia and Australia. The Company has a wholly-owned software distribution subsidiary and a joint venture in Japan with Tokyo-based Mitsui & Co., Ltd., to provide software and information services, respectively, in Japan. The Company's ownership in the joint venture, which was formed in 1995, was 60%.

Effective May 21, 1998, Mitsui & Co., Ltd., increased its ownership to 60% and the Company's ownership was reduced to 40%. The Company also has wholly-owned software distribution subsidiaries in Australia and New Zealand.

     Latin America. The Company has operations in certain Latin American markets through joint ventures and subsidiaries in Venezuela, Puerto Rico and Guatemala. The Company owns 49% of the Venezuelan joint venture, Datos Information Resources, which provides audit-based product tracking as well as ad hoc and software services to the Venezuelan market. The Company's wholly-owned subsidiary in Puerto Rico offers both audit-based product tracking and ad hoc marketing research services. The Company owns 19.9% of a Guatemalan-based company that provides research services in Central America. In addition, the Company has distributors of its proprietary Apollo software products in Peru and Argentina.

     Canada. The Company's Canadian branch office provides software and consultancy services to both CPG and non-CPG clients in Canada.

     Mexico. The Company has a wholly-owned software distribution subsidiary in Mexico to provide software and consultancy services to both CPG and non-CPG clients in Mexico.

TRADEMARKS, PATENTS, LICENSES AND SOFTWARE PROTECTION

     The Company is the owner of various trademarks, including InfoScan(R), InfoScan Census(TM), InfoForce(TM), QScan(TM), IRI Software(TM), IRI Logistics(TM), BehaviorScan(R), APOLLO(TM), CPGNetwork(TM), Attitudelink(TM), Consumer Knowledge Suite(TM), e-Scan(TM), e-profile(TM), e-response(TM), e-testing(TM), Shoppers' Hotline(R), Shoppers Hotline Elite(R) EZPrompt(R), CouponScan(TM), InSite Reporting(TM), XLerate(TM), ReviewNet(TM), The Partners(TM), Targeter(TM), PromoProphet(TM) and PromotionScan(TM). The Company also holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates through 2005. Loss or infringement of these patents would likely not have a material adverse effect upon the Company's revenues.

     As a result of the sale of the EXPRESS technology and line of software products to Oracle in July 1995, the Company no longer owns a large portion of the software that is used in the delivery of InfoScan data. The Company secured a license back from Oracle assuring the continued use of certain of the EXPRESS software products in the Company's business, including rights to sublicense software to clients of the Company. The initial term of the license is six years. The Company also has rights to use various trademarks owned by Oracle, including Oracle EXPRESS and Oracle Sales Analyzer. After July 2001, the royalty rates owed to Oracle will be subject to renegotiation between the Company and Oracle. The Company is in the process of moving to an open systems relational database architecture to provide alternative options for clients to access its databases. The open systems architecture is expected to increase accessibility to the Company's InfoScan data, enable compatibility with clients' existing technical architectures, improve integration with additional data sources, and facilitate a seamless interface with emerging Internet-based technologies.

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

     Because of the rapid pace of technological change in the computer industry, trademark, patent or copyright protection is of less significance than the knowledge and experience of the Company's personnel and their ability to develop and market new products, services and software applications and to leverage information delivery technologies.

WORKING CAPITAL PRACTICES

     The Company invoices its information service clients in accordance with agreed contract terms. Typical billing cycles are quarterly or monthly for long-term contracts and payment is typically due within 30 days of receipt of invoice. Software licenses generally require payment in full upon delivery of software.

     The Company pays certain retailers cash in accordance with negotiated terms for providing scanner data for use in the InfoScan service. Payments to other vendors are normally made in accordance with vendor terms.

CUSTOMERS

     The Company had approximately 2,900, 2,400 and 2,300 clients using its information services in 1999, 1998 and 1997, respectively. Most of the Company's clients are CPG manufacturers in the United States or in foreign countries where the Company offers its services. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues. The Company's top ten clients accounted for approximately 33% of the Company's 1999 revenues.

BACKLOG ORDERS

     At December 31, 1999, 1998 and 1997, the Company had committed contract revenues for information services of approximately $507 million, $392 million and $335 million, respectively. Backlog revenue to be earned in the immediate year following December 31, 1999, 1998 and 1997 is $228 million, $200 million and $191 million, respectively. Contracts generally have terms of three to five years and not less than one year. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by the giving of six months written notice by either party, or 2) multi-year contracts either non-cancelable or cancelable only with significant penalties, generally by the giving of six months written notice after the initial multi-year term. Committed contract revenues include only the non-cancelable portion of a contract. Variations in the backlog relate to the timing of certain contract renewals and expirations.

COMPETITION

     Numerous firms supply marketing and advertising research products and services to CPG manufacturers and retailers. However, the Company and ACNielsen are the only two firms which provide national scanner-based product tracking services in the United States to such manufacturers and retailers. ACNielsen is far larger than the Company in terms of worldwide revenues, giving it access to greater financial resources than the Company. In the product tracking services markets across Europe, ACNielsen currently maintains a dominant market position in most European countries and is the Company's only competitor. Principal competitive factors include: quality, reliability, timeliness and comprehensiveness of analytical services and data provided; flexibility and innovation in tailoring services to client needs; experience; the capability of technical and client service personnel; data processing and decision support software; reputation and price.

     Competitive factors played a role in the loss of certain clients in 1998 and 1999. The Company anticipates offsetting this impact through new product and service offerings including new strategic initiatives, and is focusing on expanding its current client base. There can be no assurances as to whether or not the Company will suffer further client losses. Due to the relatively high fixed cost nature of the Company's database operation, any further erosion in its revenue base could have a significant impact on profitability.

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new products and services. In this regard, the Company is actively engaged in research and development of new database analyses and applications, software applications and services and data delivery systems. Expenditures for research and development for the years ended December 31, 1999, 1998 and 1997 approximated $24.2 million, $25.9 million and $21.3 million, respectively. All research and development expenditures were expensed as incurred.

PERSONNEL

     At December 31, 1999, the Company had approximately 4,400 full-time and 2,700 part-time employees worldwide. The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff.

ITEM 2. PROPERTIES

     The Company markets and provides its information services and software support services to U.S. clients from full-service sales offices in San Francisco and Los Angeles, California; Norwalk, Connecticut; Atlanta, Georgia; Minneapolis, Minnesota; Fairfield, New Jersey; Winston-Salem, North Carolina; Cincinnati, Ohio; Fort Washington, Pennsylvania as well as from its corporate headquarters in Chicago, Illinois and software development headquarters in Waltham, Massachusetts. The Company markets to international clients through subsidiaries, joint ventures and/or offices in Australia, Belgium, Canada, Cyprus, France, Germany, Guatemala, Greece, Italy, Japan, Mexico, the Netherlands, New Zealand, Puerto Rico, Spain, Sweden, United Kingdom and Venezuela as well as through its various distributors.

     Principal leased facilities of the Company are as follows:

                                                                                            APPROXIMATE
                                                                                            FLOOR AREA
                  LOCATION                                PRINCIPAL OPERATION                (SQ. FT.)
                  --------                                -------------------               -----------
Chicago, IL..................................  Corporate headquarters and offices for
                                                 professional staff                           427,000
Waltham, MA..................................  Professional staff and computer facilities      72,000
Wood Dale, IL................................  Computer facilities                             45,000
Regional sales and client service offices....  Sales, client service and analysis             243,000
International offices........................  Sales, client service, computer facilities
                                                 and professional staff                       249,000
Data collection facilities...................  Data collection and client test market control, cable TV studio facilities,
                                                 warehouse                                    125,000

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

     On January 15, 1999, IRI filed an action against Manugistics, Inc. ("Manugistics") in the Circuit Court of Cook County, Illinois, Case No. 99 L 00599. In Count I of its two count action, IRI has alleged that Manugistics has breached a Data Marketing and Guaranteed Revenue Agreement between IRI and Manugistics ("Agreement") by failing to pay certain amounts due to IRI thereunder. The Agreement was entered into by IRI and Manugistics in connection with the sale by IRI to Manugistics of certain assets relating to the manufacture, sale and servicing of certain logistics software. IRI has also alleged that Manugistics committed an anticipatory breach of the Agreement with respect to certain other amounts not yet due thereunder. IRI now seeks damages in excess of $15.0 million in connection with these claims. In Count II, IRI has alleged that Manugistics breached a related Non-Competition and Non-Solicitation agreement between IRI and Manugistics (the "Non-Competition Agreement"). IRI seeks unspecified damages to be determined at trial under this count. On March 2, 1999, Manugistics filed a Motion to Stay Proceedings and Compel Arbitration. IRI agreed to arbitrate all claims related to the Agreement and filed an arbitration demand before the American Arbitration Association on July 9, 1999. IRI's claims against Manugistics for breach of the Non-Competition Agreement remain pending before the Circuit Court. Manugistics denies that it owes IRI any damages, claiming a failure of consideration. IRI vigorously disputes this assertion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  POSITION WITH COMPANY
NAME                                         AGE                 AND BUSINESS EXPERIENCE
----                                         ---                 -----------------------
Joseph P. Durrett..........................  54    Chairman of the Board of Directors, Chief Executive
                                                   Officer and President of the Company since May
                                                   1999. President and Chief Executive Officer of
                                                   Broderbund Software, Inc. from October 1996 to
                                                   December 1998. Member of the Board of Directors of
                                                   Broderbund Software, Inc. from October 1996 to
                                                   September 1998. President, Chief Operating Officer
                                                   and Director of Advo, Inc. from September 1992 to
                                                   July 1996. Member of the Board of Directors of
                                                   Children's Miracle Network since 1990.
Andrew G. Balbirer.........................  45    Executive Vice President and Chief Financial
                                                   Officer of the Company since February 2000. Chief
                                                   Executive Officer of Arkidata Corporation from
                                                   October 1999 until February 2000. Independent
                                                   Consultant from April 1998 to October 1999.
                                                   Executive Vice President and Chief Operating
                                                   Officer of Metz Baking Company (a division of
                                                   Specialty Foods Corporation) from February 1996 to
                                                   April 1998. Chief Executive Officer of Mother's
                                                   Cake & Cookie Company (a division of Specialty
                                                   Foods Corporation) from July 1995 to February 1996.
                                                   Chief Financial Officer of Specialty Foods
                                                   Corporation from February 1995 to February 1996.

                                                                  POSITION WITH COMPANY
NAME                                         AGE                 AND BUSINESS EXPERIENCE
----                                         ---                 -----------------------
Edward C. Kuehnle..........................  46    Group President of IRI North America since November
                                                   1999. Division President of Customer Sales and
                                                   Service from October 1998 to November 1999. Vice
                                                   President of Sales of Pharmacia & Upjohn Consumer
                                                   Healthcare from January 1998 to September 1998.
                                                   Manager of Strategic Services Group of Coopers &
                                                   Lybrand Consulting, LLP from January 1997 to
                                                   January 1998. Senior Vice President of Consumer &
                                                   Medical Sales of Whitehall Robins Healthcare (a
                                                   division of American Home Products Corp.) from July
                                                   1995 to October 1996. Executive Vice President of
                                                   Marketing & Sales of American Home Foods (a
                                                   division of American Home Products Corp.) from July
                                                   1994 to July 1995. Senior Vice President of Sales
                                                   of American Home Foods from July 1993 to July 1995.
                                                   Prior to July 1993, Mr. Kuehnle served in various
                                                   senior management sales, marketing, and supply
                                                   chain positions at Bristol-Myers Squibb Company.
Timothy Bowles.............................  56    Group President of International Operations of the
                                                   Company since May 1999. President of European
                                                   Operations from May 1995 to May 1999. Chief
                                                   Executive Officer of The MRB Group (a division of
                                                   WPP Group, plc, an international research supplier)
                                                   from 1987 to May 1995.
Rick Kurz..................................  59    Division President of Strategic Business
                                                   Development and Planning for the Company since June
                                                   1999. Chief Strategic Growth Officer and Senior
                                                   Vice President of Advo, Inc. from August 1997 to
                                                   June 1999. Chief Marketing Officer and Senior Vice
                                                   President of Advo, Inc. from April 1994 to July
                                                   1997.
Monica M. Weed.............................  39    Executive Vice President and General Counsel of the
                                                   Company since November 1998; Corporate Secretary
                                                   since February 2000; Assistant Secretary from May
                                                   1993 to February 2000; Senior Vice President and
                                                   Assistant General Counsel of the Company from
                                                   December 1994 to November 1998; Vice President of
                                                   the Company from prior to March 1994 to December
                                                   1994.
Sheri L. Huston............................  39    Senior Vice President, Chief Accounting Officer and
                                                   Controller of the Company since April 1999. Senior
                                                   Vice President of IRI North America Business Group
                                                   of the Company with responsibility for Finance from
                                                   August 1995 to April 1999. Vice President of
                                                   Finance for the Company from early 1993 to August
                                                   1995.

All of the foregoing executive officers hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

     The Company's Common Stock has traded on the NASDAQ Stock Market under the symbol "IRIC" since 1983. The stock currently trades on the National Market System. Share data has been adjusted for all stock splits and stock dividends to date.

     The high and low closing sales prices for the Company's Common Stock were as follows:

QUARTERS                                                       HIGH       LOW
--------                                                      -------   -------
1998
  1st quarter...............................................  $16.250   $12.750
  2nd quarter...............................................   19.188    15.750
  3rd quarter...............................................   19.250     9.750
  4th quarter...............................................   13.000     6.938
1999
  1st quarter...............................................  $11.000   $ 6.438
  2nd quarter...............................................    9.628     6.875
  3rd quarter...............................................   11.750     7.688
  4th quarter...............................................   12.000     8.125

     The last sale price on February 29, 2000 was $7.813 per share. As of February 29, 2000 there were 1,681 record holders of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                     1999     1998     1997     1996     1995
                                                    ------   ------   ------   ------   ------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
HISTORICAL RESULTS OF OPERATIONS(1)
Revenue...........................................  $546.3   $511.3   $456.3   $405.6   $399.9
                                                    ======   ======   ======   ======   ======
Restructuring and other charges(2) (3)............   (24.8)      --       --     (4.8)   (22.8)
                                                    ======   ======   ======   ======   ======
Defined contribution plan expense(4)..............    (7.9)      --       --       --       --
                                                    ======   ======   ======   ======   ======
Operating profit (loss)...........................   (32.6)     7.0     14.8     (5.1)   (54.9)
                                                    ======   ======   ======   ======   ======
Net gain (loss) on sale of assets(5)..............      --       --       --     (4.6)    41.1
                                                    ======   ======   ======   ======   ======
Net earnings (loss)...............................  $(18.4)  $  3.8   $  7.7   $ (7.6)  $(11.7)
                                                    ======   ======   ======   ======   ======
Net earnings (loss) per common share -- basic.....  $ (.66)  $  .13   $  .27   $ (.27)  $ (.43)
                                                    ======   ======   ======   ======   ======
Weighted average common shares -- basic...........    28.0     28.6     28.5     27.8     27.0
                                                    ======   ======   ======   ======   ======
Net earnings (loss) per common and common
  equivalent share -- diluted.....................  $ (.66)  $  .13   $  .26   $ (.27)  $ (.43)
                                                    ======   ======   ======   ======   ======
Weighted average common and common equivalent
  shares -- diluted...............................    28.0     29.0     29.1     27.8     27.0
                                                    ======   ======   ======   ======   ======
BALANCE SHEET DATA(1)
Total assets......................................  $368.5   $369.3   $366.6   $334.5   $338.5
                                                    ======   ======   ======   ======   ======
Working capital...................................   (11.1)     5.2     24.9     34.6     44.4
                                                    ======   ======   ======   ======   ======
Long-term debt....................................    10.8      4.6       .6      7.9      3.8
                                                    ======   ======   ======   ======   ======
Stockholders' equity..............................  $225.0   $238.5   $241.5   $226.3   $229.8
                                                    ======   ======   ======   ======   ======
Book value per common share.......................  $ 7.74   $ 8.56   $ 8.41   $ 8.12   $ 8.33
                                                    ======   ======   ======   ======   ======
Dividends paid per common share...................      --       --       --       --       --
                                                    ======   ======   ======   ======   ======
ADDITIONAL FINANCIAL INFORMATION(1)
Deferred data procurement costs...................  $130.2   $120.5   $111.8   $ 98.0   $ 96.8
                                                    ======   ======   ======   ======   ======
Capital expenditures..............................    31.1     33.7     34.4     18.8     24.5
                                                    ======   ======   ======   ======   ======

---------------

(1) In February 1997, the Company and GfK formed a new company, IRI/GfK Retail, of which the Company has a 51% ownership interest. IRI/GfK Retail purchased the German retail tracking business of GfK Panel. Effective January 1, 1999, the Company's funding requirements per the joint venture agreement increased to 80%.

    In November 1998, the Company executed a joint venture agreement relating to the newly formed start-up venture in Spain ("IRI-Spain"), resulting in a 60% ownership interest. The Company currently owns 64% of IRI-Spain.

    In February 1998, the Company increased its ownership from 19.9% to 51% in a joint venture which offers a retail tracking service to the Netherlands market. In addition, effective May 21, 1998, the Company reduced its ownership of Information Resources Japan, Ltd. from 60% to 40%.

    The consolidation of the various international entities above did not have a material impact on the consolidated financial results or position of the Company.

(2) In December 1999, the Company recorded a $19.7 million charge relating to its restructuring program and a $5.1 million charge resulting from asset impairments, primarily goodwill at IRI/GfK Retail. (See Notes 1 and 4 of the Notes to Consolidated Financial Statements)

(3) The $4.8 million other charge in 1996 principally related to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operation. Other charges in 1995 included a $12.4 million write-down of assets, principally related to European deferred data procurement costs, to net realizable value and a $10.4 million charge principally related to a U.S. facility closing.

(4) In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan). In December 1999, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust, resulting in the $7.9 million charge above which represents the fair market value of the common stock contribution (see Note 1 of the Notes to Consolidated Financial Statements).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview: Over the periods presented, the Company has generated increased revenues in a very competitive market. The revenue increases have primarily been achieved through the offering of new products and services, some price increases and the net effect of client gains and losses. The effect of client gains and losses have a somewhat delayed effect on reported revenues in the Company's consolidated financial statements. This lagging effect is due to the long-term nature of many contracts and the fact that only a portion of such contracts come up for renewal and therefore are subject to competitive bidding in any particular year. In addition, because of the relatively high fixed-cost component of the Company's database operations, small variations in revenue can have a significant impact on profitability.

     In 1992, the Company began introducing its InfoScan tracking service into Europe. Due to the inherent fixed cost nature of the business and the alleged anticompetitive business practices and tactics of its major competitor, ACNielsen, operating losses from the International Services business have been significant to date. In December 1996, ACNielsen signed a three-year Undertaking to the European Commission agreeing to halt numerous contractual practices which the Company believes had hampered the Company's participation in European markets. During the period that the Undertaking was in effect, the Company believes that clients have benefitted from the Company's services without risk of financial penalties being imposed by ACNielsen, and that a significant artificial barrier to the Company's efforts to provide services to the European markets was removed. The Company's International losses are declining as revenues have increased in each of the Company's major European countries.

     Operations: Consolidated revenues in 1999 increased 6.8% over 1998 while 1998 revenues were 12.1% higher than 1997. 1999 net earnings (loss) were ($18.4) million ($1.2 million before defined contribution plan expense and restructuring and other charges), compared to net earnings of $3.8 million in 1998 and $7.7 million in 1997.

     The Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results"), on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and operating results for the years ended December 31, 1999, 1998 and 1997 follows (in thousands):

                                                            1999        1998       1997
                                                          --------    --------   --------
Revenues:
  U.S. Services.......................................    $416,729    $396,992   $366,678
  International Services..............................     129,544     114,331     89,649
                                                          --------    --------   --------
          Total.......................................    $546,273    $511,323   $456,327
                                                          ========    ========   ========
Operating Results:
  U.S. Services.......................................    $ 25,672    $ 31,515   $ 38,613
  International Services
     Operating loss...................................     (13,709)    (15,689)   (19,920)
     Minority interests benefit (expense).............       4,256         342       (304)
     Equity in earnings of affiliated companies.......         205         443        444
                                                          --------    --------   --------
          Subtotal -- International Services..........      (9,248)    (14,904)   (19,780)
  Corporate and other expenses........................     (11,848)     (8,856)    (3,926)
  Restructuring and other charges.....................     (24,755)         --         --
  Defined contribution plan expense...................      (7,931)         --         --
                                                          --------    --------   --------
          Operating Results...........................    $(28,110)   $  7,755   $ 14,907
                                                          ========    ========   ========

     Revenues from the Company's U.S. services business in 1999 were 5.0% higher than in 1998, while revenues in 1998 increased 8.3% over 1997. The 1999 revenue increases were primarily due to expanded use of the Company's services and products from its existing clients, particularly its retailer specific and panel databases, as well as a full year of revenue from significant new clients won in 1998. Revenue growth in 1999 was dampened during the year by the effect of certain client losses, representing approximately 4% of 1998 U.S. services revenue. Certain client decisions to not renew business with IRI had only a partial or no effect on IRI in 1999 because the termination dates for such contracts occurred late in 1999 or will occur in 2000. The impact on 2000 of these client losses is expected to be about 8% of 1999 U.S. Services revenues. 1998 revenue increases are also attributed to expanded use of the Company's products and services from existing clients as U.S. market share remained relatively unchanged from 1997 to 1998.

     U.S. operating results before restructuring and other charges and defined contribution plan expense decreased 18.5% in 1999 due to the 7.0% increase in expenses outpacing the 5% increase in revenues. The 1999 expense increase was driven by higher compensation costs and technical consultants used for Y2K and other development activities, costs of the multi-outlet panel expansion and costs of movement data for new categories and channels. During the third quarter of 1999, the Company initiated a comprehensive program named "Project Delta" to improve productivity and operating efficiencies, which are expected to result in savings in certain expense categories in 2000 and future periods.

     Total International Services revenues in 1999 increased 13.3%, 18% in local currency, over 1998. Revenues in 1999 reflect the benefit of the November 1998 startup of IRI's majority-owned Spain operation, IRI-Spain. Operating results for the Company's International businesses were a ($9.2) million loss before the $4.2 million writeoff of the goodwill related to the German operation in 1999, 38.2% better than the ($14.9) million loss in 1998. The improved International operating results were principally due to continuing revenue growth of the Company's major European services, primarily France, the U.K. and Italy. The International operating results were a ($14.9) million loss in 1998 compared to a ($19.8) million loss in 1997. The 1998 reduced international losses are principally due to continued revenue increases in each of the Company's major European countries.

     Corporate and other expenses increased in 1999 and 1998 over prior years due to higher legal expenses attributable to the Company's antitrust lawsuit against the Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc., and increased compensation expense in 1998 primarily related to severance and recruiting costs.

     Year Ended December 31, 1999: Consolidated net losses were $18.4 million in 1999 compared to net earnings of $3.8 million in 1998. Results in 1999 reflect the $19.6 million after tax effect of: restructuring, other charges, and the defined contribution plan expense. (See further discussion of restructuring charges on page 18.) In addition, the results reflect a decrease in operating earnings in the Company's U.S. business caused by increased employee related expenses, the multi-outlet panel expansion, Y2K related activities and costs of new movement data for new categories.

     Consolidated revenues increased 6.8% to $546.3 million in 1999. Revenues in 1999 reflect strong market share growth in Europe, specifically in the U.K., France and Italy. Revenue growth of 5% in the U.S. came from the expanded use of the Company's products and services from existing accounts and the annualized impact of accounts won in 1998, offset by the loss of certain accounts in late 1998 and 1999.

     Consolidated cost of information services sold increased by $41.0 million, or 9.1% to $491.2 million in 1999. Major components of the 1999 increase included: (a) a $17.2 million increase in compensation expense resulting primarily from salary and incentive pay increases in the U.S. and growing European operations; (b) an $8.1 million increase in the amortization of deferred data procurement costs, principally resulting from expansion of information services businesses in Europe; and (c) a $7.0 million increase in operating expenses due to field costs associated with category and channel expansions.

     Consolidated selling, general and administrative expenses increased by $.8 million or 1.5% to $54.9 million for 1999. This increase was primarily attributable to a $2.9 million increase in legal expenses related to the Company's antitrust lawsuit against The Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc. The case is currently in the discovery phase, and the Company anticipates that it will continue to incur a high level of legal expenses as the case continues to progress toward trial. The increased legal fees in 1999 were offset by a reduction in costs principally related to severance, training and recruiting costs as compared to 1998.

     Defined contribution plan expense and restructuring and other charges are discussed on pages 20 and 18, respectively.

     Interest and other expenses were $1.5 million for 1999 compared to $1.2 million in 1998. The increase in 1999 is due to a combination of increased interest rates and bank borrowings as well as foreign currency losses. The Company's 1999 income tax benefit was higher than the income tax rates computed using the U.S. Federal statutory rate primarily due to the effects of state income taxes.

     Year Ended December 31, 1998: Consolidated net earnings were $3.8 million in 1998 compared to net earnings of $7.7 million in 1997. Results in 1998 reflected a decrease in operating earnings in the Company's U.S. business caused by increased employee related expenses and data collection costs.

     Consolidated revenues increased 12.1% to $511.3 million in 1998. Revenues in 1998 reflected strong market share growth in Europe, specifically in the U.K., France and Italy. Revenues in 1998 also benefitted somewhat from the inclusion of the Company's majority-owned operations in the Netherlands, effective February 1, 1998.

     Consolidated cost of information services sold increased by $48.4 million, or 12.0%, to $450.2 million in 1998. Major components of the 1998 increase included: (a) a $26.8 million increase in compensation expense resulting primarily from salary increases in the U.S. and growing European operations; (b) a $10.5 million increase in the amortization of deferred data procurement costs, principally resulting from expansion of information services businesses in Europe; and (c) a $5.8 million increase in operating expenses due to the 1998 consolidation of the Netherlands operation.

     Consolidated selling, general and administrative expenses increased by $14.4 million or 36.4% to $54.1 million for 1998. This increase was primarily attributable to recruiting, training and severance costs relating to the reorganization of the Company's U.S. sales, marketing and other operating functions, legal expenses in the U.S., and worldwide increases in other general expenses, including compensation. Increased legal expenses relate to the Company's antitrust lawsuit against The Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $8.1 million consolidated cash balance and $50.0 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Cash Flow for the Year Ended December 31, 1999: Consolidated net cash provided by operating activities was $157.7 million for the year ended December 31, 1999 compared to $159.8 million in 1998. While earnings were lower in 1999, operating cash flow in 1999 reflected higher non-cash items, amortization and depreciation, than in 1998. The increase in non-cash elements of operating expense was offset by an increase in accounts receivable. The Company implemented in the U.S. a new revenue and billing system in the fourth quarter of 1999 and expects to improve its accounts receivable position in the near term as the new system and processes are absorbed by the organization. Consolidated cash used in net investing activities was ($165.2) million in 1999 compared to ($161.1) million in 1998. Investing activity in 1999 reflects higher expenditures for data procurement partially offset by lower capital expenditures. Net cash provided (used) before financing activities was ($7.5) million in 1999 and ($1.2) million in 1998 primarily due to the higher investing activities in 1999. Consolidated cash provided (used) by net financing activities was $5.9 million in 1999 compared to ($8.7) million in 1998. The Company borrowed $7.0 million under its revolving line of credit during 1999 and during 1999 purchased $1.2 million of the Company's stock under its stock purchase plan compared to borrowings of $3.0 million in 1998 and $20.2 million of stock purchases in 1998.

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

     Financings: On February 9, 2000, the Company amended its $60 million bank revolving credit facility to revise certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .35% payable on the unused portion. The weighted average interest rate at December 31, 1999 was 6.53%.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $15.4 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Common Stock Purchase Plan: In November 1997 the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the

Company's Common Stock and general market conditions. As of December 31, 1999, the Company had purchased and retired 2,000,000 shares under the plan at an average cost of $12.19 per share of which 138,200 shares were purchased during 1999 at an average cost of $8.87 per share and 1,442,600 shares were purchased during 1998 at an average cost of $11.96 per share.

     Other Deferred Costs: Consolidated deferred data procurement expenditures were $130.2 million, $120.5 million and $111.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. The increase in deferred data procurement expenditures was primarily related to the expansion of the Company's International services business and increased retailer payments in the U.S. Deferred data procurement expenditures for the Company's U.S. services business were $80.7 million, $76.9 million and $71.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's International services business deferred data procurement expenditures were $49.5 million, $43.6 million and $40.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     NOL & Tax Credit Carryforwards: As of December 31, 1999, the Company had cumulative U.S. federal taxable net operating loss ("NOL") carryforwards of $74.1 million which expire primarily in 2009 and 2011. At December 31, 1999 the Company also had U.S. tax credit carryforwards of $8.3 million, $7.2 million of which expire between 2000 and 2012, and the remainder of which can be carried forward indefinitely. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to potential adjustment.

     In addition, at December 31, 1999, various foreign subsidiaries of IRI had aggregate foreign taxable NOL carryforwards of $9.2 million. Approximately $4.0 million of these NOL's may be carried forward indefinitely, while the remaining $5.2 million expire between 2001 and 2004.

     Impact of Inflation: Inflation has slowed in recent years and is currently not an important determinant of the Company's results of operations. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and, in the case of multi-year contracts, through consumer price index provisions in such agreements.

RESTRUCTURING CHARGES

     Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, the objective of which is to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. The cost reduction program implementation will begin in early 2000 and the Company expects that annualized cost savings in certain expenses of at least $15 million will be achievable in the U.S. operations by the end of 2000. As a result of these planned initiatives, the Company recorded a restructuring charge of $19.7 million ($11.8 million after tax) in the fourth quarter of 1999. The key components of this charge include (i) severance related to planned staff reductions of approximately 10%, or 325, of the Company's full-time U.S. and Corporate employees; (ii) asset write-offs related to unprofitable activities that will be discontinued; and (iii) the disposition of excess office space.

     For 1999, the pre-tax restructuring charges included in Restructuring and Other Charges in the Statement of Operations consists of the following (in thousands):

                                                                   1999 ACTIVITY
                                                       TOTAL     ------------------    DECEMBER 31, 1999
                                                      CHARGES     CASH     NON-CASH         ACCRUAL
                                                      -------    ------    --------    ------------------
Termination benefits..............................    $ 8,391    $   --     $   --           $8,391
Asset write-offs related to discontinued
  activities......................................      8,631        --      8,631               --
Disposition of excess office space................      1,498        --      1,004              494
Other costs of project............................      1,130     1,130         --               --
                                                      -------    ------     ------           ------
                                                      $19,650    $1,130     $9,635           $8,885
                                                      =======    ======     ======           ======

     Termination Benefits: The Company recorded a charge of $8.4 million for termination benefits covering 325 full-time U.S. business and Corporate employees. As of December 31, 1999, the Company has communicated the termination plan and benefits to all of its affected employees. Expected terminations impact virtually all areas of the U.S. business including operations, client services, technology and marketing, as well as Corporate headquarters. Virtually all termination benefits will be disbursed subsequent to December 31, 1999 and prior to December 31, 2000.

     Asset Write-offs Related to Discontinued Activities: The Company wrote off $8.6 million of assets related to discontinued activities of the U.S. business. This charge consists of $4.8 million and $3.8 million relating to certain of the Company's trade promotion software applications and Card Panel database assets, respectively.

     Based on discounted future cash flow estimates, the Company decided to discontinue all selling activities relating to its internally developed trade promotion software. As a result of this decision, the net book value of the trade promotion software assets were written off in the fourth quarter of 1999.

     The Company's consumer panel business had consisted of 55,000 households that utilize hand-held scanners to record their product purchases ("Multi-outlet") and shoppers from approximately 60,000 households that present an identification card when shopping at participating grocery stores ("Card Panel"). In 1999, the Company determined that the need for a Multi-outlet panel was becoming the minimum standard for panel tracking services. As a result, the Company decided to continue to expand its Multi-outlet panel and eliminate the separate Card Panel service. The net book value of the Card Panel database was written off in the fourth quarter of 1999. The Company continues to collect consumer panel information from approximately 23,000 households in the Company's BehaviorScan markets via an identification card for use in connection with the Company's testing and analytics service in the U.S.

     Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, the Company has decided to vacate certain facilities. The Company recorded $1.5 million of charges relating to office rent and accelerated depreciation on certain fixed assets associated with these facilities in the fourth quarter of 1999. The majority of the excess space was related to contraction of the U.S. business headcount.

     Other Costs of Project Delta: As part of the Project Delta initiative, the Company hired the Boston Consulting Group ("BCG") to provide assistance in the identification and execution of the project objectives. The Company paid $1.1 million in the fourth quarter relating to services rendered by BCG.

     Future Restructuring Charges: As a result of Project Delta, the Company anticipates that it will continue to incur restructuring charges for items that could not be accrued under EITF Issue No. 94-3 and as a result of future restructuring plans. The Company also expects it will commence restructuring its information technology processes and its International operations during the course of 2000. Although the Company cannot yet estimate the amount of restructuring costs for these future restructuring programs, the Company does expect to incur additional costs in 2000 of $14 million to $16 million relating to the first phase of Project Delta which could not be accrued as of December 31, 1999.

OTHER CHARGES

     Asset Impairment: During 1999 the Company determined, based on an analysis of undiscounted future cash flows, that goodwill relating to IRI/GfK Retail was impaired, resulting in a $4.2 million charge which was included in Restructuring and Other Charges in the Statement of Operations. The Company made a decision in the fourth quarter of 1999 to transfer production of IRI/GfK Retail from an external vendor in Germany to the U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. This decision requires funding in 2000 of approximately $4 million. Additional asset impairment charges totaled $.9 million in the fourth quarter of 1999.

     Nonqualified Defined Contribution Plan: In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan"). The Plan was designed to provide designated employees of the Company with an ownership interest in the equity of IRI in order to align the interests of those employees with the interests of IRI shareholders and compensate employees for their past performance. In December 1999, as part of the Plan, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust; all shares have been fully allocated to each individual participant's account. This has resulted in the Company recording an expense of $7.9 million in the fourth quarter of 1999 which represents the fair market value of the common stock contribution. The shares of common stock will vest and generally be distributable on the fourth anniversary of the date upon which such shares are allocated to the participant's account if the participant's employment with the Company has not been terminated, with certain exceptions for termination of employment due to retirement, disability, death or change in control. Forfeited shares will remain in the Plan and be reallocated to other participants. Of the $7.9 million expensed in the fourth quarter, $5.5 million, $2.1 million and $0.3 million relate to the U.S. Services, International Services, and Corporate segments of the business, respectively.

YEAR 2000 ISSUES

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to be prepared to promptly address any latent Year 2000 matters that may arise. The total cost associated with the Company Y2K assessment and remediation efforts from 1998 through December 1999 were $6.5 million, of which $4.5 million was spent in 1999.

EUROPEAN CURRENCY CONVERSION ISSUES

     In accordance with the 1992 treaty of the European Union, on January 1, 1999, a new single European currency, the Euro, became legal tender. The Euro will replace the sovereign currencies ("legacy currencies") of the eleven initial members of the European Union ("participating countries"). On this date, fixed conversion rates between the Euro and the legacy currencies in those particular countries were established.

     As the Company has operations in several of the participating countries, it will be affected by issues surrounding the introduction of and transition to the Euro. The Company's European Executive Committee is charged with formulating and executing all aspects of the Company's plan concerning the conversion to the Euro.

     The Company does not expect the cost of any system modifications to be material or result in any material increase in transaction costs. The Company will continue to evaluate the impact of the Euro, however, based on currently available information, management does not believe the introduction of the Euro will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

FORWARD LOOKING INFORMATION

     All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, statements regarding industry prospects, our future results of operations or financial position, and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements and reflect our current expectations and are inherently uncertain. The Company's actual results may differ significantly from our expectations for a number of reasons, including risks and uncertainties relating to customer renewals of service contracts, the timing of significant new customer engagements, the success of implementing its Project Delta, competitive conditions, the potential for future client losses, changes in client spending for the non-contractual services the Company offers, the release of chain-specific data by European retailers, foreign currency exchange rates, European currency conversion issues and other factors beyond the Company's control. These risks and uncertainties are described herein and in reports and other documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Rates: The Company operates and conducts business in several foreign countries, primarily Europe, and as a result is exposed to movements in foreign exchange rates. Exchange rate movements upon consolidation of the foreign subsidiaries for which the functional currency is not the U.S. dollar could impact the Company's revenues, expenses and equity. The Company's net earnings are also exposed to exchange rate movements relating to certain intercompany transactions between the U.S. and foreign subsidiaries. The Company does not use derivative financial instruments to manage changes in foreign currency exchange rates.

     Interest Rate Risk: A 1% fluctuation in interest rates would not have a significant impact on the operating results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                    PAGE
                                                                    NO.
                                                                    ----
(a)  Financial Statements
     Report of Independent Auditors..............................    22
     Consolidated Balance Sheets at December 31, 1999 and 1998...    23
     Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997..........................    24
     Statement of Changes in Stockholders' Equity and
       Comprehensive Income for the years ended December 31,
       1999, 1998 and 1997.......................................    25
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997..........................    26
     Notes to Consolidated Financial Statements..................    27
(b)  Supplementary Data
     Summary of Quarterly Data...................................    42

     Financial statement schedule is included on page 46 preceding the signature pages of this report (see Item 14).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Information Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
                                          ERNST & YOUNG LLP
Chicago, Illinois
February 9, 2000

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                                                 (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   8,077   $ 11,149
  Accounts receivable, net..................................     94,125     87,637
  Prepaid expenses and other................................      8,569      9,223
                                                              ---------   --------
          Total Current Assets..............................    110,771    108,009
                                                              ---------   --------
Property and equipment, at cost.............................    204,535    177,443
Accumulated depreciation....................................   (123,550)   (97,940)
                                                              ---------   --------
          Net Property and Equipment........................     80,985     79,503
Investments.................................................      9,624      9,792
Other assets................................................    167,100    171,989
                                                              ---------   --------
                                                              $ 368,480   $369,293
                                                              =========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of capitalized leases..................  $      55   $    521
  Accounts payable..........................................     49,616     43,640
  Accrued compensation and benefits.........................     23,838     20,925
  Accrued property, payroll and other taxes.................      4,813      4,486
  Accrued expenses..........................................     11,475     11,287
  Accrued restructuring costs...............................      8,885         --
  Deferred revenue..........................................     23,163     21,940
                                                              ---------   --------
          Total Current Liabilities.........................    121,845    102,799
                                                              ---------   --------
Long-term debt..............................................     10,764      4,575
Deferred income taxes.......................................      2,269     14,017
Other liabilities...........................................      8,627      9,450
STOCKHOLDERS' EQUITY
  Preferred stock -- authorized 1,000,000 shares, $.01 par
     value; none issued.....................................         --         --
  Common stock -- authorized 60,000,000 shares, $.01 par
     value; 29,068,657 and 27,867,884 shares issued and
     outstanding, respectively..............................        291        279
  Additional paid-in capital................................    198,863    190,701
  Retained earnings.........................................     31,390     49,778
  Accumulated other comprehensive income (loss).............     (5,569)    (2,306)
                                                              ---------   --------
          Total Stockholders' Equity........................    224,975    238,452
                                                              ---------   --------
                                                              $ 368,480   $369,293
                                                              =========   ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  1999          1998          1997
                                                               ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Information services revenues..............................    $ 546,273     $ 511,323     $ 456,327
Costs and expenses:
  Information services sold (excluding 1999 defined
     contribution plan expense of $6,936)..................     (491,247)     (450,236)     (401,876)
  Selling, general and administrative expenses (excluding
     1999 defined contribution plan expense of $995).......      (54,911)      (54,117)      (39,684)
  Restructuring and other charges..........................      (24,755)           --            --
  Defined contribution plan expense........................       (7,931)           --            --
                                                               ---------     ---------     ---------
                                                                (578,844)     (504,353)     (441,560)
                                                               ---------     ---------     ---------
Operating profit (loss)....................................      (32,571)        6,970        14,767
Interest expense and other, net............................       (1,452)       (1,174)         (545)
Equity in earnings of affiliated companies.................          205           443           444
Minority interests benefit (expense).......................        4,256           342          (304)
                                                               ---------     ---------     ---------
Earnings (loss) before income taxes........................      (29,562)        6,581        14,362
Income tax (expense) benefit...............................       11,174        (2,735)       (6,700)
                                                               ---------     ---------     ---------
Net earnings (loss)........................................    $ (18,388)    $   3,846     $   7,662
                                                               =========     =========     =========
Net earnings (loss) per common share -- basic..............    $   (0.66)    $     .13     $     .27
                                                               =========     =========     =========
Net earnings (loss) per common and common equivalent
  share -- diluted.........................................    $   (0.66)    $     .13     $     .26
                                                               =========     =========     =========
Weighted average common shares -- basic....................       28,045        28,578        28,476
                                                               =========     =========     =========
Weighted average common and common equivalent shares --
  diluted..................................................       28,045        28,986        29,069
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,

                                                                               ACCUMULATED
                                                                                  OTHER
                                                    ADDITIONAL                COMPREHENSIVE        TOTAL
                                          COMMON     PAID-IN      RETAINED       INCOME        STOCKHOLDERS'
                                          STOCK      CAPITAL      EARNINGS       (LOSS)           EQUITY
                                          ------    ----------    --------    -------------    -------------
                                                                    (IN THOUSANDS)
Balance at December 31, 1996............   $279      $187,213     $ 38,270       $   566         $226,328
                                           ----      --------     --------       -------         --------
Comprehensive income:
  Net earnings..........................     --            --        7,662            --            7,662
  Other comprehensive loss, foreign
     currency translation adjustment....     --            --           --        (3,780)          (3,780)
                                                                                                 --------
  Comprehensive income..................                                                            3,882
Shares issued from employee stock option
  plan exercises and other..............     12        17,269           --            --           17,281
Shares purchased and retired............     (4)       (5,945)          --            --           (5,949)
                                           ----      --------     --------       -------         --------
Balance at December 31, 1997............    287       198,537       45,932        (3,214)         241,542
                                           ----      --------     --------       -------         --------
Comprehensive income:
  Net earnings..........................     --            --        3,846            --            3,846
  Other comprehensive income, foreign
     currency translation adjustment....     --            --           --           908              908
                                                                                                 --------
  Comprehensive income..................                                                            4,754
Shares issued from employee stock option
  plan exercises and other..............      6         9,398           --            --            9,404
Shares purchased and retired............    (14)      (17,234)          --            --          (17,248)
                                           ----      --------     --------       -------         --------
Balance at December 31, 1998............    279       190,701       49,778        (2,306)         238,452
                                           ----      --------     --------       -------         --------
Comprehensive income:
  Net loss..............................     --            --      (18,388)                       (18,388)
  Other comprehensive loss, foreign
     currency translation adjustment....     --            --           --        (3,263)          (3,263)
                                                                                                 --------
  Comprehensive loss....................                                                          (21,651)
Restricted stock granted................      3           361           --            --              364
Shares issued to Defined Contribution
  Plan..................................      9         7,922           --            --            7,931
Shares issued from employee stock option
  plan exercises and other..............      1         1,103           --            --            1,104
Shares purchased and retired............     (1)       (1,224)          --            --           (1,225)
                                           ----      --------     --------       -------         --------
Balance at December 31, 1999............   $291      $198,863     $ 31,390       $(5,569)        $224,975
                                           ====      ========     ========       =======         ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).......................................  $ (18,388)  $   3,846   $   7,662
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Amortization of deferred data procurement costs.........    120,227     112,111     101,625
  Restructuring and other charges.........................     23,625          --          --
  Defined contribution plan expense.......................      7,931          --          --
  Depreciation............................................     26,968      23,238      20,421
  Amortization of capitalized software costs and
     intangibles..........................................      7,295       6,894       6,689
  Deferred income tax expense (benefit)...................    (11,571)      2,606       6,329
  Equity in earnings of affiliated companies and minority
     interests............................................     (4,461)       (785)       (140)
  Other...................................................     (1,350)     (2,864)     (3,529)
  Change in assets and liabilities:
     Decrease (increase) in accounts receivable, net......     (7,717)      9,615       6,514
     Decrease (increase) in other current assets..........        655         560      (2,379)
     Increase in accounts payable and accrued
       liabilities........................................      7,688       3,147       8,168
     Increase (decrease) in deferred revenue..............      1,223       1,471        (672)
     Other, net...........................................      5,571           3         679
                                                            ---------   ---------   ---------
          Total adjustments...............................    176,084     155,996     143,705
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    157,696     159,842     151,367
CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs...........................   (130,212)   (120,493)   (111,814)
Purchase of property, equipment and software..............    (31,142)    (33,731)    (34,444)
Capitalized software costs................................     (7,273)     (7,167)     (3,682)
Proceeds from disposition of assets.......................        524          --       1,500
Capital contributions from minority interests and other,
  net.....................................................      2,890         319         889
                                                            ---------   ---------   ---------
          Net cash used by investing activities...........   (165,213)   (161,072)   (147,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)..........................      6,281       3,000      (5,500)
Net repayments of capitalized leases......................       (480)       (810)     (2,291)
Purchases of Common Stock.................................     (1,225)    (20,185)     (3,012)
Proceeds from exercise of stock options and other.........      1,299       9,256      17,154
                                                            ---------   ---------   ---------
          Net cash provided (used) by financing
            activities....................................      5,875      (8,739)      6,351
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................     (1,430)        193      (1,437)
                                                            ---------   ---------   ---------
          Net increase (decrease) in cash and cash
            equivalents...................................     (3,072)     (9,776)      8,730
Cash and cash equivalents at beginning of year............     11,149      20,925      12,195
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $   8,077   $  11,149   $  20,925
                                                            =========   =========   =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. SUMMARY OF ACCOUNTING POLICIES

BUSINESS

     Information Resources, Inc. ("IRI") and its subsidiaries (referred to herein as "IRI" or the "Company") is a leading provider of universal product code ("UPC"), scanner-based business solutions services to the consumer packaged goods ("CPG") industry, offering services in the U.S., Europe and other international markets. The Company supplies CPG manufacturers, retailers and brokers with information and analysis critical to their sales, marketing and supply chain operations. IRI provides services designed to deliver value through an enhanced understanding of the consumer to a majority of the Fortune 500 companies in the CPG industry.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Information Resources, Inc. and all wholly-or majority-owned subsidiaries and affiliates. Minority interests reflect the non-Company owned stockholder interests in IRI InfoScan Limited (U.K.), IRI/GfK Retail Services GmbH (Germany) ("IRI/GfK Retail"), effective February 1997, IRI/GfK Retail Services B.V. (the Netherlands), effective February 1998 and Information Resources Espana, S.L., effective November 1998. The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest and exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years' consolidated financial statements and the accompanying notes to the consolidated financial statements to conform to the 1999 presentation.

REVENUE RECOGNITION

     Revenues on contracts for retail tracking services, which generally have terms of three to five years, are recognized over the terms of the contracts. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by the giving of six months written notice by either party; or 2) multi-year contracts either non-cancelable or cancelable only with significant penalties, generally by the giving of six months written notice after the initial multi-year term. Revenues for special analytical services, market research and consulting projects are recognized as services are performed. Certain of these projects are fixed-price in nature and use the percentage-of-completion method for the recognition of revenue.

     Revenues from the sale of software application products, or products sold under licensing agreements, are recognized upon delivery when there is a reasonable basis for estimating collectibility and the Company has no significant remaining obligations. Related software maintenance fees are recognized as earned over the terms of their respective contracts.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new products and services. In this regard, the Company is actively engaged in research and development of new database analyses and applications, software applications and services and data delivery systems. Expenditures for research and development for the years ended December 31, 1999, 1998 and 1997 approximated $24.2 million, $25.9 million and $21.3 million, respectively. All research and development expenditures were expensed as incurred.

BENEFITS PLANS

     The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The expense recognized for the 401(k) plan totaled approximately $3.0 million, $2.9 million and $2.4 million in 1999, 1998 and 1997, respectively.

     In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan"). The plan was designed to provide designated employees of the Company with an ownership interest in the equity of IRI in order to align the interests of those employees with the interests of IRI shareholders and compensate employees for their past performance. In December 1999, as part of the Plan, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust; all shares have been fully allocated to each individual participant's account. This has resulted in the Company recording an expense of $7.9 million in the fourth quarter of 1999 which represents the fair market value of the common stock contribution. The shares of common stock will vest and generally be distributable on the fourth anniversary of the date upon which such shares are allocated to the participant's account if the participant's employment with the Company has not been terminated, with certain exceptions for termination of employment due to retirement, disability, death or change in control. Forfeited shares will remain in the Plan and be reallocated to other participants. Of the $7.9 million expensed in the fourth quarter, $5.5 million, $2.1 million and $0.3 million relate to the U.S. Services, International Services, and Corporate segments of the business, respectively.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and funds held in money market accounts with a maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

     The carrying value of the Company's financial instruments, cash and cash equivalents, investments and debt obligations represent a reasonable estimate of their fair value. As of December 31, 1999 and 1998, the Company had no significant concentrations of credit risk related to cash equivalents and accounts receivable.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and is depreciated over the estimated service lives. For financial statement purposes, depreciation is provided by the straight-line method. The Company also capitalizes the cost of internal-use computer software as incurred and amortizes such costs over the respective estimated useful lives in accordance with SOP 98-1. Leasehold improvements are amortized over the shorter

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of their estimated service lives or the terms of their respective lease agreements. Estimated useful lives are as follows:

Computer equipment and software.............................     3 to 7 years
Market testing and other operating equipment................     3 to 7 years
Leasehold improvements......................................    4 to 20 years
Equipment and furniture.....................................     3 to 8 years

OTHER ASSETS

     Other assets include deferred data procurement costs, intangible assets and costs of capitalized software held for sale. Data procurement costs are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the database. Intangible assets include goodwill, solicitation rights and non-compete agreements, all of which arose from acquisitions, investments or strategic alliances. Goodwill is amortized on a straight-line basis over periods from ten to twenty years. Solicitation rights are amortized on a straight-line basis over the expected useful lives of six to ten years. Non-compete agreements are being amortized over periods from five to seven years. Capitalized costs of computer software held for sale are amortized on a straight-line basis beginning upon the software's general release date over a period not to exceed three years.

     On an ongoing basis, management reviews the valuation and amortization of these assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. During 1999, the Company determined, based on this review, that goodwill relating to IRI/GfK Retail (part of International Services) was impaired, resulting in a $4.2 million charge which was included in Restructuring and Other Charges in the Statement of Operations. The Company made a decision in the fourth quarter of 1999 to transfer production of IRI/GfK Retail from an external vendor in Germany to the U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. This decision requires funding in 2000 of approximately $4 million. Based on discounted future cash flow estimates, the Company decided to discontinue all selling activities relating to certain of the Company's internally developed trade promotion software. As a result of this decision, the $4.8 million net book value of the asset was written off in the fourth quarter of 1999. In 1999, the Company determined that the need for a Multi-outlet panel was becoming the minimum standard for panel tracking services. As a result, the Company decided to continue to expand its Multi-outlet panel and eliminate the Card Panel. As a result, the $3.8 million net book value of the Card Panel database asset was written off in the fourth quarter of 1999.

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

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE AND STOCK-BASED COMPENSATION

     Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each year. Net earnings (loss) per common and common equivalent share -- diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each year. For the year ended December 31, 1999, all stock options, aggregating 7,451,373 shares, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive. For the year ended December 31, 1998, stock options aggregating

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3,256,904 shares were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

     The Company accounts for stock option grants in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest expense paid and income taxes paid during the years ended December 31, were as follows (in thousands):

                                                                 1999      1998      1997
                                                                ------    ------    ------
Interest....................................................    $1,731    $1,257    $1,346
Income taxes................................................       418     1,548       262

     Non-cash investing and financing activities are excluded from the consolidated statements of cash flows. In 1999, the Company contributed 877,000 shares of common stock with a fair market value of $7.9 million to the IRI Nonqualified Defined Contribution Plan (See Note 1). In 1998 and 1997, receivables of $1.6 million and $.5 million, respectively, were reclassified to investment in joint ventures.

3. ACQUISITIONS AND JOINT VENTURES

     In November 1998, the Company executed a joint venture agreement with Media Planning, S.A. to create a new retail tracking business to serve the Spanish market under the name Information Resources Espana, S.L. ("IRI-Spain"). In January 1999, IRI-Spain and Dympanel, S.A. signed a cooperation agreement which added Dympanel, S.A. as a third investor in IRI-Spain. The Company's ownership interest in IRI-Spain is 64% as of December 31, 1999. IRI-Spain began providing InfoScan service to the Spanish market in early 1999, using the Company's production facilities in Wood Dale, Illinois.

     Until December 1998, the Company owned and operated a retail audit business in Turkey, which it acquired in 1993. Effective January 1999, the Company contributed all of the operating assets and liabilities of its Turkish subsidiary to a joint venture. The business of the joint venture was discontinued in October 1999.

     Under the terms of a 1995 agreement, the Company has a strategic alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. In 1998 IRI acquired a 19.9% ownership interest in MEMRB, which decreased to 16% in 1999 due to funding from a new partner. The Company holds an option to increase its ownership interest of MEMRB to 49%.

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

     In February 1997, the Company and GfK organized a new joint venture company, IRI/GfK Retail. The Company currently has a 51% ownership interest in IRI/GfK Retail, and GfK owns the remainder. Effective

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

January 1, 1999, the Company's funding requirement per the joint venture agreement increased to 80%. IRI/ GfK Retail purchased the German retail tracking business of GfK Panel Services GmbH ("GfK Panel").

     In a separate transaction, the Company sold its previously held 15% ownership interest in GfK Panel to GfK at no book gain or loss. GfK Panel, a provider of consumer panel and ad hoc research services, will cooperate with IRI/GfK Retail in selling and delivering services to customers.

     The consolidation of the Company's Netherlands, German and Spain operations, the exercise of its MEMRB option, the shut-down of the Turkey operation and the sale of its 20% interest in Information Resources Japan, Ltd. did not have a material impact on the consolidated financial results or position of the Company.

4. RESTRUCTURING

     Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, the objective of which is to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. As a result of these planned initiatives, the Company recorded a restructuring charge of $19.7 million ($11.8 million after tax) in the fourth quarter of 1999. The key components of this charge include (i) severance related to planned staff reductions of approximately 10%, or 325, of the Company's full-time U.S. and Corporate employees; (ii) asset write-offs related to unprofitable activities that will be discontinued; and (iii) the disposition of excess office space.

     For 1999, the pre-tax restructuring charges included in Restructuring and Other Charges in the Statement of Operations consist of the following (in thousands):

                                                          1999 ACTIVITY
                                              TOTAL     ------------------    DECEMBER 31, 1999
                                             CHARGES     CASH     NON-CASH         ACCRUAL
                                             -------    ------    --------    -----------------
Termination benefits.......................  $ 8,391    $   --     $   --          $8,391
Asset write-offs related to discontinued
  activities...............................    8,631        --      8,631              --
Disposition of excess office space.........    1,498        --      1,004             494
Other costs of project.....................    1,130     1,130         --              --
                                             -------    ------     ------          ------
          Total............................  $19,650    $1,130     $9,635          $8,885
                                             =======    ======     ======          ======

     Termination Benefits: The Company recorded a charge of $8.4 million for termination benefits covering 325 full-time U.S. business and Corporate employees. As of December 31, 1999, the Company has communicated the termination plan and benefits to all of its affected employees. Expected terminations impact virtually all areas of the U.S. business including operations, client services, technology and marketing, as well as Corporate headquarters. Virtually all termination benefits will be disbursed subsequent to December 31, 1999 and prior to December 31, 2000.

     Asset Write-offs Related to Discontinued Activities: The Company wrote off $8.6 million of assets related to discontinued activities of the U.S. business. This charge consists of $4.8 million and $3.8 million relating to certain of the Company's trade promotion software applications and Card Panel database assets, respectively.

     Based on discounted future cash flow estimates, the Company decided to discontinue all selling activities relating to its internally developed trade promotion software. As a result of this decision, the net book value of the trade promotion software assets were written off in the fourth quarter of 1999.

     The Company's consumer panel business had consisted of 55,000 households that utilize hand-held scanners to record their product purchases
("Multi-outlet") and shoppers from approximately 60,000

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

households that present an identification card when shopping at participating grocery stores ("Card Panel"). In 1999, the Company determined that the need for a Multi-outlet panel was becoming the minimum standard for panel tracking services. As a result, the Company decided to continue to expand its Multi-outlet panel and eliminate the separate Card Panel service. The net book value of the Card Panel database asset was written off in the fourth quarter of 1999. The Company continues to collect consumer panel information from approximately 23,000 households via an identification card for limited use in connection with the Company's BehaviorScan testing service in the U.S.

     Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, the Company has decided to vacate certain facilities. The Company recorded $1.5 million of charges relating to office rent and accelerated depreciation on certain fixed assets associated with these facilities in the fourth quarter of 1999. The majority of the excess space was related to contraction of the U.S. business headcount.

     Other Costs of Project Delta: As part of the Project Delta initiative, the Company hired the Boston Consulting Group ("BCG") to provide assistance in the identification and execution of the project objectives. The Company paid $1.1 million in the fourth quarter relating to services rendered by BCG.

5. INCOME TAXES

     As of December 31, 1999, the Company had cumulative U.S. federal taxable net operating loss ("NOL") carryforwards of $74.1 million which expire primarily in 2009 and 2011. At December 31, 1999 the Company also had U.S. tax credit carryforwards of $8.3 million, $7.2 million of which expire between 2000 and 2012, and the remainder of which can be carried forward indefinitely. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to potential adjustment.

     In addition, at December 31, 1999, various foreign subsidiaries of IRI had aggregate foreign taxable NOL carryforwards of $9.2 million. Approximately $4.0 million of these NOL's may be carried forward indefinitely, while the remaining $5.2 million expire between 2001 and 2004.

     Domestic earnings (losses) before income taxes were ($28.9) million, $16.7 million and $31.4 million for 1999, 1998 and 1997, respectively. The foreign losses before income taxes were ($0.7) million, ($10.1) million and ($17.0) million for 1999, 1998 and 1997, respectively. A majority of the foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. Federal income tax return.

     Income tax (expense) benefit relating to earnings (loss) for the years ended December 31, 1999, 1998 and 1997 consisted of the following components (in thousands):

                                                                 1999       1998       1997
                                                                -------    -------    -------
Current income tax (expense) benefit
  Federal...................................................    $    --    $    --    $    --
  Foreign...................................................       (397)      (129)      (371)
  State and local...........................................         --         --         --
                                                                -------    -------    -------
                                                                   (397)      (129)      (371)
                                                                -------    -------    -------
Deferred income tax (expense) benefit
  Federal...................................................      9,562     (1,939)    (6,366)
  Foreign...................................................       (593)        21        549
  State and local...........................................      2,602       (688)      (512)
                                                                -------    -------    -------
                                                                 11,571     (2,606)    (6,329)
                                                                -------    -------    -------
Income tax (expense) benefit................................    $11,174    $(2,735)   $(6,700)
                                                                =======    =======    =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has reduced its deferred tax liability by its U.S. federal and state NOL carryforwards and certain foreign NOL carryforwards in its consolidated financial statements. The Company expects to realize these future tax benefits from future recognition of substantial taxable income resulting from the reversal of $157.3 million of existing net temporary differences.

     Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Deferred tax liabilities:
  Deferred data procurement costs...........................  $51,329   $48,581
  Capitalized software costs................................    3,048     2,385
  Acquisition related costs.................................    3,186     4,536
  Other.....................................................    5,425    11,767
                                                              -------   -------
          Total deferred tax liabilities....................   62,988    67,269
Deferred tax assets:
  Domestic NOL carryforwards................................   28,136    25,003
  Domestic tax credit carryforwards.........................    8,429     9,571
  Foreign NOL carryforwards.................................    3,923     4,409
  Reserve for compensation related items....................   15,612     4,866
  Other.....................................................   14,278    18,196
                                                              -------   -------
          Total deferred tax assets.........................   70,378    62,045
Valuation allowance on deferred tax assets..................   (9,659)   (8,793)
                                                              -------   -------
Net deferred tax assets.....................................   60,719    53,252
                                                              -------   -------
Net deferred tax liability..................................  $ 2,269   $14,017
                                                              =======   =======

     The valuation allowance was increased by $0.9 million in 1999 and $0.1 million in 1998, because it is more likely than not that certain foreign NOL and tax credit carryforwards may not be fully utilized.

     Income tax (expense) benefit differs from the statutory U.S. Federal income tax rate of 35% applied to earnings (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 as follows (in thousands):

                                                           1999      1998      1997
                                                          -------   -------   -------
Statutory tax (expense) benefit.........................  $10,347   $(2,303)  $(5,027)
Effects of --
  State income taxes, net of Federal income tax
     effect.............................................    1,691      (447)     (333)
  Nondeductible meals and entertainment.................     (406)     (428)     (407)
  Nondeductible acquisition/organization costs..........     (160)     (180)     (127)
  Foreign losses and taxes..............................     (338)      558    (1,089)
  Valuation allowance...................................     (713)      400       216
  Other non-taxable income (non-deductible expenses)....      753      (335)       67
                                                          -------   -------   -------
                                                          $11,174   $(2,735)  $(6,700)
                                                          =======   =======   =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, were as follows (in thousands):

                                                               1999      1998
                                                              -------   -------
Billed......................................................  $73,605   $71,141
Unbilled....................................................   24,294    21,258
                                                              -------   -------
                                                               97,899    92,399
Reserve for accounts receivable.............................   (3,774)   (4,762)
                                                              -------   -------
                                                              $94,125   $87,637
                                                              =======   =======

     Payments received in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled accounts receivable represent revenues and fees on contracts and other services earned to date for which customers were not invoiced as of the balance sheet date.

7. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, were as follows (in thousands):

                                                                1999        1998
                                                              ---------   --------
Computer equipment and software.............................  $ 117,411   $ 96,302
Market testing and other operating equipment................     33,619     30,730
Leasehold improvements......................................     15,961     14,963
Equipment and furniture.....................................     37,544     35,448
                                                              ---------   --------
                                                                204,535    177,443
Accumulated depreciation....................................   (123,550)   (97,940)
                                                              ---------   --------
                                                              $  80,985   $ 79,503
                                                              =========   ========

8. INVESTMENTS AND OTHER ASSETS

     Investments at December 31, were as follows (in thousands):

                                                               1999      1998
                                                              ------    ------
Datos Information Resources, at cost plus equity in
  undistributed earnings....................................  $4,926    $5,268
GfK Panel Services Benelux B.V., at cost....................   1,315     1,272
Middle East Market Research Bureau ("MEMRB"), at cost.......   2,808     2,821
Other.......................................................     575       431
                                                              ------    ------
                                                              $9,624    $9,792
                                                              ======    ======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Other assets at December 31, were as follows (in thousands):

                                                                  1999        1998
                                                                --------    --------
Deferred data procurement costs -- net of accumulated
  amortization of $141,531 in 1999 and $123,440 in 1998.....    $140,285    $138,356
Intangible assets, including goodwill -- net of accumulated
  amortization of $15,050 in 1999 and $13,616 in 1998.......      11,659      18,610
Capitalized software costs -- net of accumulated
  amortization of $3,149 in 1999 and $3,701 in 1998.........       7,799       9,258
Other.......................................................       7,357       5,765
                                                                --------    --------
                                                                $167,100    $171,989
                                                                ========    ========

     Commercial software development costs of $7.3 million, $7.2 million and $3.6 million were capitalized for the years ended December 31, 1999, 1998 and 1997.

9. LONG-TERM DEBT

     Long-term debt at December 31, was as follows (in thousands):

                                                                 1999       1998
                                                                -------    ------
Bank borrowings.............................................    $10,000    $3,000
Capitalized leases and other................................        819     2,096
                                                                -------    ------
                                                                 10,819     5,096
Less current maturities.....................................        (55)     (521)
                                                                -------    ------
                                                                $10,764    $4,575
                                                                =======    ======

     On February 9, 2000 the Company amended its $60 million bank revolving credit facility to amend certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .35% payable on the unused portion, and a termination date of 2002. The weighted average interest rates at December 31, 1999 and 1998 were 6.53% and 6.25% respectively.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $15.4 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Capitalized leases and other primarily consist of leases for computer and communications equipment expiring through 2000. Maturities of capitalized leases in 2000 are $0.1 million.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

may redeem the Rights at $.01 per Right at any time prior to a public announcement that a person or group has acquired a certain percentage of IRI's Common Stock. The Rights will expire on October 27, 2007. IRI has authority to issue one million shares of $.01 par value Preferred Stock.

COMMON STOCK

     At December 31, 1999, 1998 and 1997, 29,068,657, 27,867,884 and 28,713,943
shares of Common Stock, respectively, were issued and outstanding. In connection with the IRI director stock plan, approximately 50,000 shares were reserved for future issuance at December 31, 1999. In connection with all IRI employee stock option plans, 11.3 million shares were reserved for issuance at December 31, 1999. These reserved shares were reduced by 7.5 million stock options outstanding at December 31, 1999, resulting in 0.3 million and 3.5 million stock options available for grant under the Executive Stock Option Plan and the Employee Stock Option Plan, respectively.

     In November 1997 the Company's Board of Directors approved a plan to purchase up to two million shares of the Company's Common Stock from time to time in the open market. Purchases under the plan are subject to a number of considerations including the market price of the Company's Common Stock and general market conditions. As of December 31, 1999, the Company had purchased and retired 2,000,000 shares under the plan at an average cost of $12.19 per share, including 138,200 shares purchased during 1999 at an average cost of $8.87 per share and 1,442,600 shares purchased during 1998 at an average cost of $11.96 per share.

     In May 1996, the Company's shareholders approved a stock plan for non-employee directors (the Directors' Plan), authorizing the issuance of up to 100,000 shares of Common Stock. Under the Directors' Plan an eligible director is paid annually in shares of Common Stock in lieu of 75% of the cash retainer otherwise payable for services on the Board. The number of shares issued is based upon the fair market value of the Company's Common Stock. The Company issued 21,215, 8,154, and 9,873 shares in 1999, 1998 and 1997 at a price of
$8.72, $17.38 and $14.36 per share, respectively, under the Directors' Plan.

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

     The following table presents, on a pro forma basis, net earnings (loss) and net earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997 as if an alternate method of accounting as prescribed

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

by SFAS No. 123 "Accounting for Stock-Based Compensation" for stock options had been adopted (in thousands, except per share data):

                                                                1999       1998      1997
                                                              --------    ------    ------
Net earnings (loss) -- as reported........................    $(18,388)   $3,846    $7,662
                                                              ========    ======    ======
Net earnings (loss) -- pro forma..........................    $(21,687)   $  981    $6,096
                                                              ========    ======    ======
Net earnings (loss) per common share -- basic -- as
  reported................................................    $   (.66)   $  .13    $  .27
                                                              ========    ======    ======
Net earnings (loss) per common share -- basic -- pro
  forma...................................................    $   (.77)   $  .03    $  .21
                                                              ========    ======    ======
Net earnings (loss) per common and common equivalent
  share -- diluted -- as reported.........................    $   (.66)   $  .13    $  .26
                                                              ========    ======    ======
Net earnings (loss) per common and common equivalent
  share -- diluted -- pro forma...........................    $   (.77)   $  .03    $  .21
                                                              ========    ======    ======

     The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 5.5%, 5.5% and 6.6% for 1999, 1998 and 1997, respectively; stock price volatility factor of 61.0%, 55.9% and 46.6% for 1999, 1998 and 1997, respectively; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 1999, 1998 and 1997 was $5.01, $6.64 and $7.21, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Transactions involving stock options for the Executive and Employee Stock Option Plans are summarized as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                  NUMBER      EXERCISE
                                                                OF OPTIONS     PRICE
                                                                ----------    --------
Outstanding January 1, 1997.................................     8,348,180     $14.26
Granted.....................................................       801,390      14.59
Canceled/Expired............................................      (651,083)     17.06
Exercised...................................................    (1,236,864)     12.38
                                                                ----------     ------
Outstanding December 31, 1997...............................     7,261,623      14.36
Granted.....................................................     1,647,345      12.52
Canceled/Expired............................................      (997,762)     15.89
Exercised...................................................      (584,972)     13.88
                                                                ----------     ------
Outstanding December 31, 1998...............................     7,326,234      13.73
Granted.....................................................     1,461,500       8.80
Canceled/Expired............................................    (1,238,931)     14.58
Exercised...................................................       (97,430)      9.85
                                                                ----------     ------
Outstanding December 31, 1999...............................     7,451,373     $12.68
                                                                ==========     ======
Exercisable December 31, 1999...............................     4,852,097     $13.84
                                                                ==========     ======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock options outstanding at December 31, 1999 are as follows:

                                              WEIGHTED     OUTSTANDING                 EXERCISABLE
                                               AVERAGE      WEIGHTED                    WEIGHTED
                                              REMAINING      AVERAGE                     AVERAGE
                                 NUMBER      CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
RANGE OF EXERCISE PRICES       OUTSTANDING      LIFE          PRICE      EXERCISABLE      PRICE
------------------------       -----------   -----------   -----------   -----------   -----------
$ 6.94-$ 9.35................   1,931,800       7.55         $ 8.48         510,301      $ 8.90
$ 9.38-$13.875...............   1,906,163       6.31          11.99       1,444,829       12.23
$14.00-$14.25................   2,718,465       4.81          14.14       2,117,857       14.17
$14.313-$34.00...............     894,945       4.83          18.78         779,110       19.16
                                ---------       ----         ------       ---------      ------
$ 6.94-$34.00................   7,451,373       5.91         $12.68       4,852,097      $13.84
                                =========       ====         ======       =========      ======

11. COMMITMENTS, CONTINGENCIES AND LITIGATION

LEASE AGREEMENTS AND OTHER COMMITMENTS

     Future minimum lease payments under all operating leases as of December 31, 1999 are as follows (in thousands):

                  YEAR ENDING DECEMBER 31,                    OPERATING LEASE PAYMENTS
                  ------------------------                    ------------------------
2000........................................................          $ 27,974
2001........................................................            22,661
2002........................................................            16,859
2003........................................................            14,758
2004........................................................            12,031
After 2004..................................................            44,873
                                                                      --------
Total minimum lease payments................................          $139,156
                                                                      ========

     Total rental expense for the years ended December 31, 1999, 1998 and 1997 was $27.4 million, $30.9 million and $36.1 million respectively.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On January 15, 1999, IRI filed an action against Manugistics, Inc. ("Manugistics") in the Circuit Court of Cook County, Illinois, Case No. 99 L 00599. In Count I of its two count action, IRI has alleged that Manugistics has breached a Guaranteed Data Marketing and Revenue Agreement between IRI and Manugistics ("Agreement") by failing to pay certain amounts due to IRI thereunder. The Agreement was entered into by IRI and Manugistics in connection with the sale by IRI to Manugistics of certain assets relating to the manufacture, sale and servicing of certain logistics software. IRI has also alleged that Manugistics committed an anticipatory breach of the Agreement with respect to certain other amounts not yet due thereunder. IRI now seeks damages in excess of $15.0 million in connection with these claims. In Count II, IRI has alleged that Manugistics breached a related Non-Competition and Non-Solicitation Agreement between IRI and Manugistics (the "Non-Competition Agreement"). IRI seeks unspecified damages to be determined at trial under this count. On March 2, 1999, Manugistics filed a Motion to Stay Proceedings and Compel Arbitration. IRI agreed to arbitrate all claims related to the Agreement and filed an arbitration demand before the American Arbitration Association on July 9, 1999. IRI's claims against Manugistics for breach of the Non-Competition Agreement remain pending before the Circuit Court. Manugistics denies that it owes IRI any damages, claiming a failure of consideration. IRI vigorously disputes this assertion.

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

     The Company's segment disclosure by geographic areas is consistent with the management structure of the Company. The executive management of the Company considers revenues from third parties and the aggregation of operating profit
(loss), equity earnings (losses) and minority interests, ("Operating Results"), on a geographic basis to be the most meaningful measure of the operating performance of each respective geographic segment and of the Company as a whole.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables and discussion present certain information regarding the operations of the Company by geographic segment as of December 31, 1999, 1998, and 1997 (in thousands):

Segmented Results:

                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  U.S. Services.............................................  $416,729   $396,992   $366,678
  International Services....................................   129,544    114,331     89,649
                                                              --------   --------   --------
          Total.............................................  $546,273   $511,323   $456,327
                                                              ========   ========   ========
Operating Results:
  U.S. Services.............................................  $ 25,672   $ 31,515   $ 38,613
International Services:
  Operating loss............................................   (13,709)   (15,689)   (19,920)
  Minority interests benefit (expense)......................     4,256        342       (304)
  Equity in earnings of affiliated companies................       205        443        444
                                                              --------   --------   --------
          Subtotal -- International Services................    (9,248)   (14,904)   (19,780)
Corporate and other expenses................................   (11,848)    (8,856)    (3,926)
Defined contribution plan expense (b).......................    (7,931)        --         --
Restructuring and other charges (b).........................   (24,755)        --         --
                                                              --------   --------   --------
          Operating Results.................................   (28,110)     7,755     14,907
                                                              --------   --------   --------
Interest expense and other, net.............................    (1,452)    (1,174)      (545)
                                                              --------   --------   --------
          Earnings (loss) before income taxes...............  $(29,562)  $  6,581   $ 14,362
                                                              ========   ========   ========

Identifiable Assets:

                                                                1999       1998       1997
                                                              --------   --------   --------
U.S. Services...............................................  $237,913   $232,851   $237,755
International Services......................................   120,943    126,650    115,804
Corporate(a)................................................     9,624      9,792     13,061
                                                              --------   --------   --------
          Total Identifiable Assets.........................  $368,480   $369,293   $366,620
                                                              ========   ========   ========

---------------
(a) Identifiable corporate assets represent investments aggregating $9.6 million, $9.8 million and $13.1 million at December 31, 1999, 1998 and 1997, respectively. (See Note 8.)

(b) $5.5 million, $2.1 million and $0.3 million of defined contribution plan expense relates to U.S. Services, International Services and Corporate, respectively.

    $19.7 million, $4.2 million and $.9 million of restructuring and other charges relates to U.S. Services, International Services and Corporate, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER CASH FLOW INFORMATION:

                                                        UNITED
                                                        STATES     INTERNATIONAL    CORPORATE     TOTAL
                                                        -------    -------------    ---------    --------
                                                                         (IN THOUSANDS)
Capital expenditures
  1999..............................................    $23,394       $ 5,413        $2,335      $ 31,142
  1998..............................................     26,976         5,453         1,302        33,731
  1997..............................................     27,293         5,136         2,015        34,444
Depreciation expense
  1999..............................................    $18,946       $ 4,686        $3,336      $ 26,968
  1998..............................................     16,556         4,921         1,761        23,238
  1997..............................................     14,745         3,916         1,760        20,421
Data procurement expenditures
  1999..............................................    $80,740       $49,472        $   --      $130,212
  1998..............................................     76,940        43,553            --       120,493
  1997..............................................     71,757        40,057            --       111,814
Amortization of data procurement expenditures
  1999..............................................    $78,508       $41,719        $   --      $120,227
  1998..............................................     74,583        37,528            --       112,111
  1997..............................................     69,844        31,781            --       101,625

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA (UNAUDITED)

     Summaries of consolidated results on a quarterly basis are as follows (in thousands, except per share data):

                                                               1999
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Revenues...................................  $131,745   $137,847   $136,092   $140,589
                                             ========   ========   ========   ========
Defined contribution plan..................        --         --         --     (7,931)
                                             ========   ========   ========   ========
Restructuring and other charges............        --         --         --    (24,755)
                                             ========   ========   ========   ========
Operating profit (loss)....................    (1,774)       394      1,921    (33,112)
                                             ========   ========   ========   ========
Net earnings (loss)........................      (251)       468      1,328    (19,933)
                                             ========   ========   ========   ========
Net earnings (loss) per common share --
  basic....................................      (.01)       .02        .05       (.71)
                                             ========   ========   ========   ========
Net earnings (loss) per common and common
  equivalent share -- diluted..............      (.01)       .02        .05       (.71)
                                             ========   ========   ========   ========
Weighted average common shares -- basic....    27,865     28,080     28,120     28,185
                                             ========   ========   ========   ========
Weighted average common and common
  equivalent shares -- diluted.............    27,865     28,098     28,267     28,185
                                             ========   ========   ========   ========

                                                               1998
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Revenues...................................  $119,190   $129,392   $125,346   $137,395
                                             ========   ========   ========   ========
Operating profit (loss)....................     3,286      5,917     (2,341)       108
                                             ========   ========   ========   ========
Net earnings...............................     1,910      3,441     (1,538)        33
                                             ========   ========   ========   ========
Net earnings per common share -- basic.....       .07        .12       (.05)        --
                                             ========   ========   ========   ========
Net earnings per common and common
  equivalent share -- diluted..............       .07        .12       (.05)        --
                                             ========   ========   ========   ========
Weighted average common shares -- basic....    28,671     28,860     28,708     28,071
                                             ========   ========   ========   ========
Weighted average common and common
  equivalent shares -- diluted.............    28,946     29,839     28,708     28,093
                                             ========   ========   ========   ========

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting of stockholders scheduled for May 19, 2000. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting of stockholders scheduled for May 19, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting of stockholders scheduled for May 19, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting of stockholders scheduled for May 19, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report:

         1. Financial Statements

            The consolidated financial statements of the Company are included in
            Part II, Item 8 of this Report.

                                                                            PAGE
                                                                            NO.
                                                                            ----
        2.   Financial Statement Schedules

             Schedule II -- Valuation and Qualifying Accounts; Reserve
             for Accounts Receivable.....................................    46

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

             Letter agreement dated August 7, 1989 between the Company and Leonard Lodish.

             1992 Executive Stock Option Plan, as amended.

             1992 Employee Incentive Stock Option Plan.

             1994 Employee Nonqualified Stock Option Plan.

             Form of Information Resources, Inc. Directorship/
             Officership Agreement between the Company and its directors, its executive officers and certain other officers.

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

             Employment agreement dated April 30, 1999 between the Company and Joseph P. Durrett.

             Restricted stock agreement dated April 30, 1999 between the Company and Joseph P. Durrett.

             Employment agreement dated May 28, 1999 between the Company and Rick Kurz.

             Information Resources, Inc. 1999 Restricted Stock Plan.

                                                                            PAGE
                                                                            NO.
                                                                            ----
             Information Resources, Inc. 1999 Nonqualified Defined
             Contribution Plan Trust.

             Employment agreement dated March 1, 1999, as amended by letter agreement dated April 27, 1999, between the Company and Timothy Bowles.

             Employment letter agreement dated September 8, 1999, as amended by letters dated September 11, 1999 and September
             15, 1999, respectively, between the Company and Edward
             Kuehnle.

             Employment agreement dated February 4, 2000 between the Company and Andrew Balbirer.

     (b) Reports on 8-K:

        None

     (c) Exhibits

        See Exhibit Index (immediately following the signature pages)

                                                                     SCHEDULE II

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                        RESERVE FOR ACCOUNTS RECEIVABLE
                                 (IN THOUSANDS)

                                                                CHARGED
                                                   BALANCE AT   TO COSTS     DEDUCTIONS      BALANCE AT
                                                   BEGINNING      AND      (NET WRITEOFFS/     END OF
                   DESCRIPTION                     OF PERIOD    EXPENSES     RECOVERIES)       PERIOD
                   -----------                     ----------   --------   ---------------   ----------
Year ended December 31, 1997.....................    $4,337      $1,046        $(1,543)        $3,840
Year ended December 31, 1998.....................    $3,840      $1,883        $  (961)        $4,762
Year ended December 31, 1999.....................    $4,762      $  285        $(1,273)        $3,774

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: March 28, 2000
                                            INFORMATION RESOURCES, INC.

                                            By:    /s/ JOSEPH P. DURRETT
                                              ----------------------------------
                                                      Joseph P. Durrett
                                                President and Chief Executive
                                                            Officer

     Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

                       SIGNATURE                                             TITLE
                       ---------                                             -----
                 /s/ JOSEPH P. DURRETT                    Chairman of the Board of Directors,
--------------------------------------------------------    President,
                   Joseph P. Durrett                        Chief Executive Officer and Director

                 /s/ ANDREW G. BALBIRER                   Executive Vice President and Chief Financial
--------------------------------------------------------    Officer
                   Andrew G. Balbirer                       [Principal financial officer]

                  /s/ SHERI L. HUSTON                     Senior Vice President and Controller
--------------------------------------------------------    [Principal accounting officer]
                    Sheri L. Huston

                 * /s/ JAMES G. ANDRESS                   Director
--------------------------------------------------------
                    James G. Andress

                * /s/ WILLIAM B. CONNELL                  Director
--------------------------------------------------------
                   William B. Connell

                 * /s/ EDWIN E. EPSTEIN                   Director
--------------------------------------------------------
                    Edwin E. Epstein

               * /s/ BRUCE A. GESCHEIDER                  Director
--------------------------------------------------------
                  Bruce A. Gescheider

                 * /s/ JOHN D.C. LITTLE                   Director
--------------------------------------------------------
                    John D.C. Little

                * /s/ LEONARD M. LODISH                   Director
--------------------------------------------------------
                   Leonard M. Lodish

                * /s/ EDWARD E. LUCENTE                   Director
--------------------------------------------------------
                   Edward E. Lucente

                * /s/ JEFFREY P. STAMEN                   Director
--------------------------------------------------------
                   Jeffrey P. Stamen

                       SIGNATURE                                             TITLE
                       ---------                                             -----
           * /s/ RAYMOND H. VAN WAGENER, JR.              Director
--------------------------------------------------------
              Raymond H. Van Wagener, Jr.

              * /s/ THOMAS W. WILSON, JR.                 Director
--------------------------------------------------------
                 Thomas W. Wilson, Jr.

               *By: /s/ JOSEPH P. DURRETT
  ---------------------------------------------------
            Pursuant to a Power of Attorney

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

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
  3(a)  -- Copy of the certificate of incorporation of the Company dated May 27, 1982, as amended. (Incorporated by
           reference. Previously filed as Exhibit 3(a) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1988.)                                     IBRF
   (b)  -- Copy of the bylaws of the Company, as amended.
           (Incorporated by reference. Previously filed as Exhibit
           3(b) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1988.)                         IBRF
   (c)  -- Copy of amendments to the Certificate of Incorporation approved by the stockholders on May 16, 1989.
           (Incorporated by reference. Previously filed as Exhibit
           3(c) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989.)                         IBRF
   (d)  -- Copy of amendments to the bylaws of the Company as approved by the Board of Directors bringing the bylaws
           into conformity with the amendments to the Certificate of
           Incorporation approved by the stockholders May 16, 1989.
           (Incorporated by reference. Previously filed as Exhibit
           3(d) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989.)                         IBRF
   (e)  -- Certificate of Designations of Series A Participating
           Preferred Stock, as adopted by the Board of Directors of
           the Company on March 2, 1989 and duly filed with the
           Secretary of State of the State of Delaware March 15,
           1989. (Incorporated by reference. Previously filed as
           Exhibit 3(e) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1989.)                 IBRF
 10     -- Material Contracts
   (a)  -- Information Resources, Inc., Nonqualified Stock Option
           Plan effective January 1, 1984, as amended. (Incorporated
           by reference. Previously filed as Exhibit 10(b) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1988.)                                         IBRF
   (b)  -- Consulting and Noncompetition Agreement dated January 16,
           1987 between the Company and Edwin Epstein. (Incorporated
           by reference. Previously filed as Exhibit 10(e) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1987.)                                     IBRF
   (c)  -- Form of letter agreement between the Company and John
           D.C. Little (Incorporated by reference. Previously filed
           as Exhibit 10(m) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989.)            IBRF
   (d)  -- Agreement effective January 1, 1989 between the Company and Edwin Epstein, amending the Consulting and
           Noncompetition Agreement dated January 16, 1987, which
           Consulting and Noncompetition Agreement is referred to in
           Exhibit 10(b) hereof. (Incorporated by reference.
           Previously filed as Exhibit 19(a) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1989.)                                                    IBRF
   (e)  -- Letter agreement dated August 7, 1989 between the Company and Leonard Lodish. (Incorporated by reference.
           Previously filed as Exhibit 3(q) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1989.)                                                    IBRF
   (f)  -- Lease Agreement dated September 27, 1990 between
           Randolph/Clinton Limited Partnership and the Company.
           (Incorporated by reference. Previously filed as Exhibit
           2.1 to the Company's Current Report on Form 8-K dated
           September 27, 1990.)                                          IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (g)  -- 1992 Employee Incentive Stock Option Plan (Incorporated
           by reference. Previously filed as Exhibit 10(x) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1992.)                                     IBRF
   (h)  -- 1994 Employee Nonqualified Stock Option Plan.
           (Incorporated by reference. Previously filed as Exhibit
           10(y) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1993.)                         IBRF
   (i)  -- Second Amendment to Lease Agreement dated September 27,
           1990 between the Company and Randolph/Clinton Limited
           Partnership. (Incorporated by reference. Previously filed
           as Exhibit 10 to the Company's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1995.)                   IBRF
   (j)  -- 1992 Executive Stock Option Plan, as amended effective
           May 24, 1995. (Incorporated by reference. Previously
           filed as Exhibit 3 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1995.)               IBRF
   (k)  -- Amended and Restated Asset Purchase Agreement dated as of
           June 12, 1995 by and between the Company and Oracle
           Corporation. (Incorporated by reference. Previously filed
           as Exhibit 2.1 to the Company's Current Report on Form
           8-K dated July 27, 1995 and filed August 11, 1995.)           IBRF
   (l)  -- Licenses-Back Agreement dated as of July 27, 1995 between the Company and Oracle Corporation. (Incorporated by
           reference. Previously filed as Exhibit B to the Amended
           and Restated Asset Purchase Agreement dated as of July
           27, 1995 filed as Exhibit 2.1 to the Current Report on
           Form 8-K dated July 27, 1995 and filed August 11, 1995.)      IBRF
   (m)  -- Form of Information Resources, Inc.
           Directorship/Officership Agreement between the Company
           and each of its directors, executive officers and certain
           other officers. (Incorporated by reference. Previously
           filed as Exhibit 10(x) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1994.)       IBRF
   (n)  -- Employment Agreement dated as of August 22, 1996, between the Company and Randall S. Smith and First Amendment to
           Employment Agreement dated November 11, 1996.
           (Incorporated by reference. Previously filed as Exhibit
           10(gg) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1996.)                     IBRF
   (o)  -- Information Resources, Inc. Amended and Restated 401(k)
           Retirement Savings Plan and Trust adopted by the Company
           effective May 24, 1995. (Incorporated by reference.
           Previously filed as Exhibit 10(hh) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996.)                                           IBRF
   (p)  -- First Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective July 1, 1996. (Incorporated by reference.
           Previously filed as Exhibit 10(ii) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996.)                                           IBRF
   (q)  -- Second Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective March 1, 1997. (Incorporated by reference.
           Previously filed as Exhibit 10(jj) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996.)                                           IBRF
   (r)  -- Trust Agreement between Information Resources, Inc. and
           Fidelity Management Trust Company dated as of July 1,
           1996. (Incorporated by reference. Previously filed as
           Exhibit 10(kk) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996.)            IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (s)  -- First Amendment to Trust Agreement between Fidelity
           Management Trust Company and Information Resources, Inc.
           effective March 1, 1997. (Incorporated by reference.
           Previously filed as Exhibit 10(11) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996.)                                           IBRF
   (t)  -- Credit Agreement dated October 31, 1997 among the
           Company, the Bank Parties thereto and Harris Trust and
           Savings Bank, as Agent. (Incorporated by reference.
           Previously filed as Exhibit 10 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           1997.)                                                        IBRF
   (u)  -- Rights Agreement between Information Resources, Inc. and
           Harris Trust and Savings Bank, amended and restated as of
           October 27, 1997. (Incorporated by reference. Previously
           filed as Exhibit 4.2 to the Company's Current Report on
           Form 8-A/A dated October 27, 1997 and filed October 28,
           1997).                                                        IBRF
   (v)  -- Information Resources, Inc. Executive Deferred
           Compensation Plan effective January 1, 1999.
           (Incorporated by reference. Previously filed as Exhibit
           10(ff) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1998).                     IBRF
   (w)  -- Consulting Agreement dated as February 16, 1999, between the Company and Gian M. Fulgoni. (Incorporated by
           reference. Previously filed as Exhibit 10(gg) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1998).                                     IBRF
   (x)  -- First Amendment to Credit Agreement dated as of February
           10, 1999 between the Company, the Banks Party thereto and
           Harris Trust and Savings Bank, as agent for the Banks.
           (Incorporated by reference. Previously filed as Exhibit
           10(hh) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1998).                     IBRF
   (y)  -- Employment letter agreement dated April 26, 1996 between the Company and Gary M. Hill. (Incorporated by reference.
           Previously filed as Exhibit 10(ii) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1998).                                           IBRF
   (z)  -- Employment letter agreement dated September 23, 1997 between the Company and James R. Chambers, as amended by
           letter agreement dated August 31, 1998. (Incorporated by
           reference. Previously filed as Exhibit 10(jj) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1998).                                     IBRF
   (aa) -- Employment agreement dated April 30, 1999 between the
           Company and Joseph P. Durrett. (Incorporated by
           reference. Previously filed as Exhibit 10(kk) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1999).                                         IBRF
   (bb) -- Restricted stock agreement dated April 30, 1999 between the Company and Joseph P. Durrett. (Incorporated by
           reference. Previously filed as Exhibit 10(ll) to the
           Company's Quarterly Report Form on 10-Q for the quarter
           ended June 30, 1999).                                         IBRF
   (cc) -- Employment agreement dated May 28, 1999 between the
           Company and Rick Kurz. (Incorporated by reference.
           Previously filed as Exhibit 10(mm) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June
           30, 1999).                                                    IBRF
   (dd) -- Information Resources, Inc. 1999 Restricted Stock Plan.
           (Incorporated by reference. Previously filed as Exhibit
           99-1 to the Company's Registration Statement filed with
           the SEC on February 25, 2000).                                IBRF
   (ee) -- Information Resources, Inc. 1999 Nonqualified Defined
           Contribution Plan. (Incorporated by reference. Previously
           filed as Exhibit 99-2 to the Company's Registration
           Statement filed with the SEC on February 25, 2000).           IBRF
   (ff) -- Information Resources, Inc. 1999 Nonqualified Defined
           Contribution Plan Trust. (Incorporated by reference.
           Previously filed as Exhibit 99-3 to the Company's
           Registration Statement filed with the SEC on February 25,
           2000).                                                        IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (gg) -- Second Amendment to Credit Agreement dated as of February
           9, 2000 between the Company, the Banks party thereto and
           Harris Trust and Savings Bank, as agent for the Banks.          EF
   (hh) -- Employment agreement dated March 1, 1999, as amended by letter agreement dated April 27, 1999, between the
           Company and Timothy Bowles.                                     EF
   (ii) -- Employment letter agreement dated September 8, 1999, as amended by letters dated September 11 and September 13,
           respectively, between the Company and Edward Kuehnle.           EF
   (jj) -- Employment agreement dated February 4, 2000 between the
           Company and Andrew Balbirer.                                    EF
 18     -- Letter regarding change in accounting principle.
           (Incorporated by reference. Previously filed as Exhibit
           18 to the Company's Quarterly Report on form 10-Q for the
           quarter ended March 31, 1994).                                IBRF
 21     -- Subsidiaries of the Registrant (filed herewith).                EF
 23     -- Consent of Independent Auditors (filed herewith).               EF
 24     -- Powers of Attorney (filed herewith).                            EF
 27     -- Financial Data Schedule (filed herewith).                       EF