Form 10-Q
period 2000-03-31
INFORMATION RESOURCES INC
filed 2000-05-15
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
---  Act of 1934.


     For the quarterly period ended March 31, 2000

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                         Commission file number 0-11428


                           INFORMATION RESOURCES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               36-2947987
     ------------------------------               -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

     150 North Clinton Street, Chicago, Illinois        60661
     -------------------------------------------  -------------------
     (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code   (312) 726-1221
                                                       ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                            ---       ---

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 28, 2000 was 29,068,657.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

    PART I. FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets                                  3

    Condensed Consolidated Statements of Operations                        4

    Condensed Consolidated Statements of Cash Flows                        5

    Notes to Condensed Consolidated Financial Statements                   6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     12



    PART II. OTHER INFORMATION

    Item 6 - Exhibits and Reports Form 8-K                                18

    Signatures                                                            19

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                        MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
                                                               (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                 $       6,899    $       8,077
     Accounts receivable, net                                        102,973           94,125
     Prepaid expenses and other                                        8,539            8,569
                                                               -------------    -------------
          Total Current Assets                                       118,411          110,771
                                                               -------------    -------------

Property and equipment, at cost                                      212,882          204,535
Accumulated depreciation                                            (131,213)        (123,550)
                                                               -------------    -------------
     Net Property and Equipment                                       81,669           80,985

Investments                                                            9,596            9,624

Other assets                                                         165,470          167,100
                                                               -------------    -------------
                                                               $     375,146    $     368,480
                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of capitalized leases                  $       1,840    $          55
     Accounts payable                                                 51,452           49,616
     Accrued compensation and benefits                                14,682           23,838
     Accrued property, payroll and other taxes                         3,705            4,813
     Accrued expenses                                                  8,437           11,475
     Accrued restructuring costs                                       9,395            8,885
     Deferred revenue                                                 29,589           23,163
                                                               -------------    -------------
          Total Current Liabilities                                  119,100          121,845
                                                               -------------    -------------

Long-term debt                                                        27,781           10,764
Deferred income taxes                                                     --            2,269
Other liabilities                                                      8,713            8,627

STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000 shares,
          $.01 par value; none issued                                     --               --
     Common stock - authorized 60,000,000 shares,
          $.01 par value, 29,068,657
          shares issued and
          outstanding                                                    291              291
     Additional paid-in capital                                      199,093          198,863
     Retained earnings                                                27,836           31,390
     Accumulated other comprehensive loss                             (7,668)          (5,569)
                                                               -------------    -------------
          Total Stockholders' Equity                                 219,552          224,975
                                                               -------------    -------------
                                                               $     375,146    $     368,480
                                                               =============    =============

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                           ------------------------------
                                                                      MARCH 31,
                                                           ------------------------------
                                                                2000             1999
                                                           -------------    -------------
Information services revenues                              $     129,141    $     131,745
Costs and expenses:
   Information services sold                                    (119,605)        (120,731)
   Selling, general and administrative expenses                  (12,940)         (12,788)
   Restructuring charges                                          (3,557)              --
                                                           -------------    -------------
                                                                (136,102)        (133,519)
                                                           -------------    -------------

Operating profit (loss)                                           (6,961)          (1,774)

Interest expense and other, net                                     (813)            (166)

Equity in earnings of affiliated companies                           113              194

Minority interests benefit                                         1,207            1,185
                                                           -------------    -------------

Loss before income taxes                                          (6,454)            (561)

Income tax benefit                                                 2,900              310
                                                           -------------    -------------

Net loss                                                   $      (3,554)   $        (251)
                                                           =============    =============

Net loss per common share - basic                          $        (.12)   $        (.01)
                                                           =============    =============

Net loss per common and
 common equivalent share - diluted                         $        (.12)   $        (.01)
                                                           =============    =============

Weighted average common shares - basic                            29,068           27,865
                                                           =============    =============

Weighted average common and
  common equivalent shares - diluted                              29,068           27,865
                                                           =============    =============




        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    THREE MONTHS ENDED
                                                                              ------------------------------
                                                                                        MARCH 31,
                                                                              ------------------------------
                                                                                   2000             1999
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $      (3,554)   $        (251)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Amortization of deferred data procurement costs                                 30,201           29,168
     Depreciation                                                                     7,329            6,438
     Amortization of capitalized software costs and intangibles                       1,484            1,753
     Restructuring charges                                                            1,062               --
     Deferred income tax benefit                                                     (2,900)            (310)
     Equity in earnings of affiliated companies and minority interests               (1,321)          (1,379)
     Other                                                                               68             (440)
     Change in assets and liabilities:
       Increase in accounts receivable, net                                          (8,989)          (4,751)
       Decrease (increase) in other current assets                                       30           (1,481)
       Decrease in accounts payable and accrued liabilities                         (12,229)          (9,289)
       Increase in deferred revenue                                                   6,426            9,440
       Other, net                                                                     2,766             (746)
                                                                              -------------    -------------
           Total adjustments                                                         23,927           28,403
                                                                              -------------    -------------
             Net cash provided by operating activities                               20,373           28,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                                     (31,074)         (32,270)
Purchase of property, equipment and software                                         (3,803)          (8,919)
Capitalized software costs                                                             (783)          (1,580)
Other, net                                                                              184            2,890
                                                                              -------------    -------------
             Net cash used in investing activities                                  (35,476)         (39,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings                                                                       13,613            9,965
Proceeds from exercise of stock options and other                                        --              (85)
                                                                              -------------    -------------
             Net cash provided (used) by financing activities                        13,613            9,880

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 312              276
                                                                              -------------    -------------

             Net decrease in cash and cash equivalents                               (1,178)          (1,571)

  Cash and cash equivalents at beginning of period                                    8,077           11,149
                                                                              -------------    -------------

  Cash and cash equivalents at end of period                                  $       6,899    $       9,578
                                                                              =============    =============



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

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

         Interim financial statements: The interim financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the period presented. The preparation of interim financial statements necessarily relies on estimates, requiring the use of caution in estimating results for the full year based on interim results of operations.

         Reclassifications: Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform to the 2000 presentation.

         Earnings (Loss) per Common and Common Equivalent Share: Net earnings
(loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings (loss) per common and common equivalent share--diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. In 1999 and 2000, common stock equivalents were excluded from the weighted average shares outstanding computation.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and income taxes during the period was as follows (in thousands):

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                             2000       1999
                                            -----      -----
Interest                                    $ 499      $ 270
Income taxes                                   41        304

         Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the three months ended March 31, 2000, the Company acquired mainframe computer equipment in exchange for a capital lease obligation recorded at $5.6 million.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable were as follows (in thousands):

                                                                          MARCH 31, 2000   DECEMBER 31, 1999
                                                                          --------------   -----------------
      Billed                                                               $      80,019    $      73,605
      Unbilled                                                                    26,298           24,294
                                                                           -------------    -------------
                                                                                 106,317           97,899
      Reserve for accounts receivable                                             (3,344)          (3,774)
                                                                           -------------    -------------
                                                                           $     102,973    $      94,125
                                                                           =============    =============

NOTE 4 - OTHER ASSETS

Other assets were as follows (in thousands):

                                                                          MARCH 31, 2000   DECEMBER 31, 1999
                                                                          --------------   -----------------
     Deferred data procurement costs -
          net of accumulated amortization of
          of $138,892 in 2000 and $141,531 in 1999                         $     138,408    $     140,285

     Intangible assets, including goodwill -
          net of accumulated amortization of
          $11,874 in 2000 and $15,050 in 1999                                     10,853           11,659

     Capitalized software costs - net of
          accumulated amortization of $3,862
          in 2000 and $3,149 in 1999                                               7,724            7,799

     Other                                                                         8,485            7,357
                                                                           -------------    -------------

                                                                           $     165,470    $     167,100
                                                                           =============    =============

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 5 - LONG TERM DEBT

         Long-term debt was as follows (in thousands):

                                                      MARCH 31, 2000   DECEMBER 31, 1999
                                                      --------------   -----------------
Bank borrowings                                        $      24,000    $      10,000
Capitalized leases and other                                   5,621              819
                                                       -------------    -------------
                                                              29,621           10,819
Less current maturities                                       (1,840)             (55)
                                                       -------------    -------------
                                                       $      27,781    $      10,764
                                                       =============    =============


         The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $10.5 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                 2000             1999
                                                             -------------    -------------
Net earnings (loss)                                          $      (3,554)   $        (251)
Foreign currency translation
   adjustment                                                       (2,099)          (3,276)
                                                             -------------    -------------

Comprehensive income (loss)                                  $      (5,653)   $      (3,527)
                                                             =============    =============

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

         The following tables and discussion present certain information regarding the operations of the Company by geographic segment as of March 31, 2000 and 1999 (in thousands):



     Segmented Results:
                                                               2000             1999
                                                           -------------    -------------
Revenues:
  U.S. Services                                            $      98,388    $     102,412
  International Services                                          30,753           29,333
                                                           -------------    -------------
    Total                                                  $     129,141    $     131,745
                                                           =============    =============

Operating Results:
  U.S. Services                                            $       2,808    $       5,124
  International Services:
    Operating loss                                                (3,559)          (4,944)
    Equity in earnings of affiliated companies                       113              194
    Minority interest benefit                                      1,207            1,185
                                                           -------------    -------------
      Subtotal--International Services                            (2,239)          (3,565)
  Corporate and other expenses                                    (2,653)          (1,954)
  Restructuring charges (a)                                       (3,557)              --
                                                           -------------    -------------

    Operating Results                                             (5,641)            (395)

Interest expense and other, net                                     (813)            (166)
                                                           -------------    -------------
Earnings (loss) before income taxes                        $      (6,454)   $        (561)
                                                           =============    =============

(a) $2.6 million and $1.0 million of restructuring charges relate to U.S. Services and International Services, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 8 - RESTRUCTURING

         In the third quarter of 1999, the Company initiated a comprehensive cost reduction program named Project Delta, which is expected to reduce costs at an annualized rate of $15 million or more by the fourth quarter of 2000. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. The cost reduction program implementation began in the first quarter of 2000, with cost savings of approximately $2 million to $3 million achieved to date.

         Certain restructuring costs were not eligible for earlier accrual under EITF Issue No. 94-3 and were thus recorded in the first quarter of 2000. For the quarter ended March 31, 2000, the components of the restructuring charges included in the Statement of Operations consist of the following (in thousands):

                                                                         THREE MONTHS
                                                                             ENDED
                                                                        MARCH 31, 2000
                                                                        --------------
Termination benefits                                                    $        1,259
Disposition of excess office space                                                 552
Transition of German production to U.S. facility                                   956
Other costs of project                                                             790
                                                                        --------------
                                                                        $        3,557
                                                                        --------------


         A restructuring reserve was established in the fourth quarter of 1999 to reflect the outstanding obligations related to the fourth quarter 1999 restructuring charges. The following tables reflects the additional cash restructuring charges incurred in the first quarter 2000 and all payments made to date:

                                                                        2000 ACTIVITY
                                                                ------------------------------
                                              LIABILITY AT                                        LIABILITY AT
                                            DECEMBER 31, 1999     PROVISION         PAYMENTS     MARCH 31, 2000
                                            -----------------   -------------    -------------   --------------
     Termination benefits                       $       8,391   $       1,259    $      (1,360)   $       8,290

     Disposition of excess office space                   494                                               494

     Transition of German production to
     U.S. facility                                         --             956             (602)             354

     Other costs of project                                --             790             (533)             257
                                                -------------   -------------    -------------    -------------

                                                $       8,885   $       3,005    $      (2,495)   $       9,395
                                                =============   =============    =============    =============

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



         Termination Benefits: Expected terminations of 325 full-time positions impact virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as Corporate headquarters. Additional provisions will be made throughout the year to cover stay and relocation incentives costs that were not eligible for accrual at December 31, 1999. As of March 31, 2000, $1.4 million of accrued termination benefits have been disbursed and 64 employees have been terminated under various Project Delta initiatives. As expected, the Company is also realizing reduced headcount through attrition.

         Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, the Company has decided to vacate certain facilities. The Company recorded $.6 million of charges relating to accelerated depreciation on leasehold improvements and furniture and fixtures associated with these facilities in the first quarter of 2000.

         Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first quarter of 2000 charges of approximately $1.0 million were recorded related to this transition.

         Other Restructuring Costs: Other restructuring costs relate primarily to the final fees paid to the Boston Consulting Group for assistance in the identification and execution of the Project Delta objectives.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with IRI's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

         Operations: The Company's consolidated net loss was ($3.6) million or ($.12) per diluted share for the first quarter of 2000, including restructuring charges, compared to a consolidated net loss of ($0.3) million or $(.01) per diluted share for the corresponding 1999 quarter. Restructuring charges included in the first quarter totaled $3.6 million, resulting in an after tax charge of $2.1 million or ($.07) per diluted share. Improvements in the operating income of the Company's International Services business were offset by reduced operating income in the U.S. services business.

         Operating Results for the Company's U.S. services business were $2.8 million in the first quarter of 2000 versus $5.1 million in the first quarter of 1999. The 45% decrease was primarily due to the effect of certain 1999 client losses on current sales and margin, partially offset by reduced expenses resulting from the Company's cost reduction initiatives (discussed further below).

         Operating Results for the International services business were a ($2.2) million loss for the first quarter of 2000, a 37% improvement compared to the ($3.6) million loss in the corresponding 1999 quarter. This improvement was largely due to strong revenue growth in Europe, particularly in the U.K. and Italy.

         Corporate and other expenses increased 36% for the three months ended March 31, 2000 versus the year ago period primarily due to additional legal costs related to the Company's antitrust lawsuit against The Dun and Bradstreet Corp., The ACNielsen Company (now a subsidiary of ACNielsen) and IMS International, Inc. Offsetting the expense increase were certain reserve adjustments that totaled approximately $.9 million and related to various current and non-current receivables.

         Consolidated revenues for the quarter ended March 31, 2000 were $129.1 million, a decrease of 2% over the corresponding quarter in 1999. In the first quarter of 2000, revenues from the Company's U.S. services business were $98.4 million, a decrease of 4% from the corresponding 1999 quarter. This revenue decrease was due primarily to prior year client losses partially offset by new business and pricing increases. First quarter 2000 revenues from the Company's International services business, primarily from Europe, were $30.8 million, an increase of 5% over the corresponding 1999 quarter (15% in local currency). This increase reflects continued strong growth in the U.K and Italy fueled by key account and ad hoc sales.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


         Consolidated costs of information services sold decreased 1% to $119.6 million for the three months ended March 31, 2000 compared to $120.7 million for the first quarter of 1999. This cost reduction resulted from the Company's cost reduction initiative, Project Delta, and was achieved through reduced headcount and reduced office space as well as savings from procurement. Offsetting the savings from Project Delta were planned investment spending for the Company's CPGNetwork web based delivery service and certain other strategic initiatives along with cost of living increases.

         Consolidated selling, general and administrative expenses were essentially flat at $12.9 million for the three months ended March 31, 2000 compared to $12.8 million for the 1999 quarter, reflecting increased legal expenses offset by reductions in certain employee costs.

         Consolidated restructuring charges are discussed in detail on pages 10 and 15.

         For all periods presented, the Company's effective income tax rate is greater than the U.S. Federal statutory rate due to certain unbenefitted foreign losses, goodwill amortization and other nondeductible or partially deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current cash resources include its $6.9 million consolidated cash balance and $36.0 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

         Financings: On February 9, 2000 the Company amended its $60 million bank revolving credit facility to amend certain financial covenants and other terms and conditions of the agreement. The amended facility has floating rate options at or below prime and commitment fees of up to .35% payable on the unused portion and a termination date of 2002.

         The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $10.5 million is currently available for such distributions under the most restrictive of these covenants. The credit agreement also contains covenants which restrict the Company's ability to incur additional indebtedness.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



         Cash Flow: Consolidated net cash provided by operating activities was $20.4 million for the three months ended March 31, 2000 compared to $28.2 million for the same period in 1999. This reduction was primarily attributable to lower net income combined with increased levels of working capital. Consolidated cash flow used in net investing activities was ($35.5) million in 2000 compared to ($39.9) million for the same period in 1999. Net cash used before financing activities was ($15.1) million for the three months ended March 31, 2000 compared to ($11.7) for the same period in 1999. Consolidated cash flow provided by net financing activities was $13.6 million for the three months ended March 31, 2000 compared to $9.9 million for the same period in 1999. The Company borrowed an additional $14.0 million under its revolving line of credit in the first quarter of 2000.

         Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $31.1 million for the three months ended March 31, 2000 and $32.3 million for the same period in 1999. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $17.7 million and $19.7 million for the three month periods ended March 31, 2000 and 1999, respectively, for the Company's U.S. services business and $13.4 million and $12.6 million, respectively, for the Company's International services business.

         Consolidated capital expenditures were $3.8 million and $8.9 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures for the Company's U.S. services business were $2.7 million and $7.5 million, while depreciation expense was $6.2 million and $5.3 million for the three months ended March 31, 2000 and 1999, respectively. The Company's International services capital expenditures were $1.1 million and $1.4 million while depreciation expense was unchanged at $1.1 million for the three months ended March 31, 2000 and 1999, respectively.

         Consolidated capitalized software development costs, primarily in the U.S., were $0.8 million and $1.6 million for the three months ended March 31, 2000 and 1999, respectively. The decrease is a direct result of the Company's Project Delta cost initiative to exit trade promotion application software development activities.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


RESTRUCTURING CHARGES

         In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, with the objective to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. The cost reduction program implementation began in the first quarter of 2000, with cost savings of approximately $2 million to $3 million achieved to date. The Company expects that annualized cost savings in certain expenses of at least $15 million will be achievable in the U.S. operations by the end of 2000.

         Certain costs were not eligible for accrual in 1999, but were recorded during the first three months of 2000. For the quarter ended March 31, 2000, the components of the restructuring charges included in the Statement of Operations consist of the following (in thousands):


                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2000
                                                                   ------------------
Termination benefits                                                $        1,259
Disposition of excess office space                                             552
Transition of German production to U.S. facility                               956
Other costs of project                                                         790
                                                                     -------------
                                                                    $        3,557
                                                                     =============


         Changes in the restructuring reserve for the three months ended March 31, 2000 are as follows (in thousands):

                                                                    2000 ACTIVITY
                                                           ------------------------------
                                          LIABILITY AT                                       LIABILITY AT
                                       DECEMBER 31, 1999     PROVISION         PAYMENTS     MARCH 31, 2000
                                       -----------------   -------------    -------------   --------------
Termination benefits                       $       8,391   $       1,259    $      (1,360)   $       8,290

Disposition of excess office space                   494                                               494

Transition of German production to
U.S. facility                                         --             956             (602)             354

Other costs of project                                --             790             (533)             257
                                           -------------   -------------    -------------    -------------

                                           $       8,885   $       3,005    $      (2,495)   $       9,395
                                           =============   =============    =============    =============

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



         Termination Benefits: Expected terminations of 325 full-time positions impact virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as Corporate headquarters. Additional provisions will be made throughout the year to cover stay and relocation incentive costs that were not eligible for accrual at December 31, 1999. As of March 31, 2000, $1.4 million of accrued termination benefits have been disbursed and 64 employees have been terminated under various Project Delta initiatives. As expected, the Company is also realizing reduced headcount through attrition.

         Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, the Company has decided to vacate certain facilities. The Company recorded $.6 million of charges relating to accelerated depreciation on leasehold improvements and furniture and fixtures associated with these facilities in the first quarter of 2000.

         Transition of German Production to U.S. Facility: The company made a decision in the fourth quarter of 1999 to transfer production of IRI/GfK Retail Services GmbH from an external vendor in Germany to the U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first quarter of 2000 charges of approximately $1.0 million were recorded related to this transition. The transition is expected to be completed during the fourth quarter of 2000, with estimated future costs that cannot currently be accrued of approximately $3 million.

         Other Restructuring Costs: Other restructuring costs primarily relate to final fees paid to the Boston Consulting Group for assistance in the identification and execution of the Project Delta objectives.

         Future Restructuring Charges: The Company believes that it is solidly progressing on its previously announced restructuring activities, and that the restructuring provisions recorded will be adequate to cover the estimated restructuring costs. The Company anticipates that it will continue to incur restructuring charges for items that do not meet the criteria for accrual under EITF Issue No. 94-3 and as a result of future restructurings. The Company expects to incur additional costs of $10 million to $12 million relating to the first phase of Project Delta which could not be accrued as of March 31, 2000. In addition, the Company has begun the initial stages of reviewing its International operations to assess potential restructuring benefits and will commence the assessment of its IT operations in the second quarter of 2000. The Company cannot yet estimate the costs for these future restructuring programs.

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

FORWARD LOOKING INFORMATION

         All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, statements regarding industry prospects, our future results of operations or financial position, and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements and reflect our current expectations and are inherently uncertain. The Company's actual results may differ significantly from our expectations for a number of reasons, including risks and uncertainties relating to customer renewals of service contracts, the timing of significant new customer engagements, the success of implementing Project Delta, competitive conditions, the potential for future client losses, changes in client spending for the non-contractual services the Company offers, the release of chain-specific data by European retailers, foreign currency exchange rates, European currency conversion issues and other factors beyond the Company's control. These risks and uncertainties are described herein and in reports and other documents filed by the Company with the Securities and Exchange Commission.

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




                                          INFORMATION RESOURCES, INC.
                                          ------------------------------------
                                          (Registrant)



May 12, 2000                              /s/  ANDREW G. BALBIRER
                                          ------------------------------------
                                          Andrew G. Balbirer
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Authorized officer of Registrant and
                                          Principal Financial Officer)