Form 10-Q
period 2000-06-30
INFORMATION RESOURCES INC
filed 2000-08-11
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
---  Exchange Act of 1934.

        For the quarterly period ended June 30, 2000

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.


                         Commission file number 0-11428


                           INFORMATION RESOURCES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-2947987
               --------                                    ----------
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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 31, 2000 was 29,072,773.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART I.  FINANCIAL INFORMATION
----------------------------------

Condensed Consolidated Balance Sheets                                    3

Condensed Consolidated Statements of Operations                          4

Condensed Consolidated Statements of Cash Flows                          5

Notes to Condensed Consolidated Financial Statements                     6

Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       13





PART II. OTHER INFORMATION
--------------------------

Item 1 - Legal Proceedings                                              20

Item 4 - Submission of Matters to a                                     20
    Vote of Security Holders

Item 6 - Exhibits and Reports Form 8-K                                  21

Signatures                                                              22

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                   JUNE 30, 2000      DECEMBER 31, 1999
------                                   -------------      -----------------
                                         (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents           $       4,948         $      8,077
     Accounts receivable, net                  104,615               94,125
     Prepaid expenses and other                  9,714                8,569
                                         -------------         ------------
          Total Current Assets                 119,277              110,771
                                         -------------         ------------

Property and equipment, at cost                216,501              204,535
Accumulated depreciation                      (137,749)            (123,550)
                                         -------------         ------------
Net property and equipment                      78,752               80,985

Investments                                      9,669                9,624

Other assets                                   167,594              167,100
                                         -------------         ------------

                                         $     375,292         $    368,480
                                         =============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Current maturities of
       capitalized leases                $       1,668         $         55
     Accounts payable                           51,076               49,616
     Accrued compensation and benefits          12,642               23,838
     Accrued property, payroll and
       other taxes                               1,822                4,813
     Accrued expenses                            8,146               11,475
     Accrued restructuring costs                 8,144                8,885
     Deferred revenue                           36,918               23,163
                                         -------------         ------------
          Total Current Liabilities            120,416              121,845
                                         -------------         ------------

Long-term debt                                  29,713               10,764
Deferred income taxes, net                          --                2,269
Other liabilities                                8,257                8,627

STOCKHOLDERS' EQUITY
     Preferred stock-authorized,
          1,000,000 shares,
          $.01 par value; none issued               --                   --
     Common stock - authorized
          60,000,000 shares,
          $.01 par value, 29,072,773
          and 29,068,657 shares issued
          and outstanding, respectively            291                  291
     Additional paid-in capital                199,122              198,863
     Retained earnings                          26,849               31,390
     Accumulated other comprehensive
       loss                                     (9,356)              (5,569)
                                         -------------         ------------
          Total Stockholders' Equity           216,906              224,975
                                         -------------         ------------
                                         $     375,292         $    368,480
                                         =============         ============

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                  -------------------      ----------------
                                       JUNE 30,                JUNE 30,
                                       --------                --------
                                  2000        1999         2000       1999
                                  ----        ----         ----       ----

Information services revenues   $ 133,931   $ 137,847   $ 263,072   $ 269,592
Costs and expenses:
   Information services sold     (119,216)   (124,318)   (238,822)   (245,049)
   Selling, general and
     administrative expenses      (14,304)    (13,135)    (27,242)    (25,923)
   Restructuring and other
     charges                       (2,082)          -      (5,639)          -
                                ---------   ---------   ---------   ---------
                                 (135,602)   (137,453)   (271,703)   (270,972)
                                ---------   ---------   ---------   ---------

Operating profit (loss)            (1,671)        394      (8,631)     (1,380)

Interest expense and other, net      (697)       (424)     (1,511)       (590)

Equity in earnings (losses)
   of affiliated companies            157         (98)        270          96

Minority interests benefit            642       1,100       1,849       2,285
                                ---------   ---------   ---------   ---------

Earnings (loss) before
   income taxes                    (1,569)        972      (8,023)        411

Income tax (expense) benefit          582        (504)      3,482        (194)
                                ---------   ---------   ---------   ---------

Net earnings (loss)             $    (987)  $     468   $  (4,541)  $     217
                                =========   =========   =========   =========


Net earnings (loss) per
   common share - basic         $    (.03)  $     .02   $    (.16)  $     .01
                                =========   =========   =========   =========

Net earnings (loss) per
   common and common equivalent
   share - diluted              $    (.03)  $     .02   $    (.16)  $     .01
                                =========   =========   =========   =========

Weighted average common
   shares - basic                  29,071      28,080      29,070      27,973
                                =========   =========   =========   =========

Weighted average common and
   common equivalent
   shares - diluted                29,071      28,098      29,070      27,990
                                =========   =========   =========   =========



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                           SIX MONTHS ENDED
                                                           ----------------
                                                               JUNE 30,
                                                               --------
                                                          2000        1999
                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                     $  (4,541)  $     217
Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Amortization of deferred data procurement costs       60,170      59,193
     Depreciation                                          14,791      13,014
     Amortization of capitalized software costs
       and intangibles                                      2,854       3,225
     Restructuring and other charges, net of
       cash payments                                       (1,015)         --
     Deferred income tax (benefit) expense                 (3,482)        194
     Equity in earnings of affiliated companies and
       minority interests                                  (2,115)     (2,381)
     Other                                                    129        (857)
     Change in assets and liabilities:
       Accounts receivable                                (10,030)     (8,405)
       Other current assets                                (1,145)     (2,552)
       Accounts payable and accrued liabilities           (16,819)       (851)
       Deferred revenue                                    13,755      11,300
       Other, net                                           1,041       1,847
                                                        ---------   ---------
             Net cash provided by operating activities     53,593      73,944
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                           (63,717)    (64,476)
Purchase of property, equipment and software               (7,810)    (15,053)
Capitalized software costs                                 (1,233)     (3,454)
Other, net                                                    311       2,890
                                                        ---------   ---------
             Net cash used in investing activities        (72,449)    (80,093)
                                                        ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings                                             15,373       7,961
Purchases of Common Stock                                      --         (95)
Proceeds from exercise of stock options and other              --         (92)
                                                        ---------   ---------
             Net cash provided by financing activities     15,373       7,774
                                                        ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       354      (1,212)
                                                        ---------   ---------

             Net increase (decrease) in cash and
               cash equivalents                            (3,129)        413

  Cash and cash equivalents at beginning of period          8,077      11,149
                                                        ---------   ---------

  Cash and cash equivalents at end of period            $   4,948   $  11,562
                                                        =========   =========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

       Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc. and all wholly or majority owned subsidiaries and affiliates (collectively "the Company"). Minority interests reflect the non-Company owned stockholder interests in international operations. The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest because it exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       Earnings (Loss) per Common and Common Equivalent Share: Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings
(loss) per common and common equivalent share-diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. In 2000, common stock equivalents were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid (received) for interest and income taxes during the period was as follows (in thousands):

                                                     SIX MONTHS ENDED
                                                     ----------------
                                                          JUNE 30,
                                                         ---------
                                                      2000       1999
                                                      ----       ----

Interest                                           $ 1,376      $ 622
Income taxes                                          (356)       229

       Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. During the six months ended June 30, 2000, the Company acquired mainframe computer equipment in exchange for a capital lease obligation recorded at $5.6 million. The Company repaid a portion of the capital lease obligation during the second quarter of 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



 NOTE 3 - ACCOUNTS RECEIVABLE

 Accounts receivable were as follows (in thousands):

                                          JUNE 30, 2000     DECEMBER 31, 1999
                                          -------------     -----------------

 Billed                                     $  82,494           $  73,605
 Unbilled                                      25,857              24,294
                                            ---------           ---------
                                              108,351              97,899
 Reserve for accounts receivable               (3,736)             (3,774)
                                            ---------           ---------

                                            $ 104,615           $  94,125
                                            =========           =========


NOTE 4 - OTHER ASSETS

Other assets were as follows (in thousands):


                                          JUNE 30, 2000     DECEMBER 31, 1999
                                          -------------     ----------------

Deferred data procurement costs -
  net of accumulated amortization of
  of $139,099 in 2000 and $141,531 in 1999  $ 139,913           $ 140,285

Intangible assets, including goodwill -
  net of accumulated amortization of
  $11,390 in 2000 and $15,050 in 1999          10,117              11,659

Capitalized software costs - net of
  accumulated amortization of $4,760
  in 2000 and $3,149 in 1999                    7,275               7,799

Other                                          10,289               7,357
                                            ---------           ---------

                                            $ 167,594           $ 167,100
                                            =========           =========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 5 - LONG TERM DEBT

        Long-term debt was as follows (in thousands):

                                          JUNE 30, 2000     DECEMBER 31, 1999
                                          -------------     -----------------

Bank borrowings                             $  27,600           $  10,000
Capitalized leases and other                    3,781                 819
                                            ---------           ---------
                                               31,381              10,819
Less current maturities                        (1,668)                (55)
                                            ---------           ---------

                                            $  29,713           $  10,764
                                            =========           =========


       The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $8.4 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.


NOTE 6 - COMPREHENSIVE LOSS

       The comprehensive loss summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive loss were as follows (in thousands):

                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                   ------------------    ----------------
                                        JUNE 30,              JUNE 30,
                                        --------              --------
                                     2000        1999       2000      1999
                                   --------     -----    --------   --------

Net earnings (loss)                $   (987)    $ 468    $ (4,541)  $    217
Foreign currency translation
         Adjustment                  (1,688)     (909)     (3,787)    (4,185)
                                   --------     -----    --------   --------

      Comprehensive loss           $ (2,675)    $(441)   $ (8,328)  $ (3,968)
                                   ========     =====    =========  ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



NOTE 7 - COMMITMENTS, CONTINGENCIES AND LITIGATION

       On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now a subsidiary of ACNielsen) and IMS International, Inc. (collectively, "the Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. By the Action, the Company seeks to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350.0 million, prior to trebling. The Action is more particularly described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. On July 13, 2000, the District Court in a procedural ruling held that IRI lacked standing to assert claims for injury suffered from Defendants' activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures and dismissed such claims. The District Court left open the issue of whether those subsidiaries and joint ventures could sue in the United States for injury suffered from Defendants' activities in the foreign markets where they operate.

NOTE 8 - SEGMENT INFORMATION

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



         The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                     ------------------     ----------------
                                          JUNE 30,              JUNE 30,
                                          --------              --------
                                      2000       1999        2000       1999
                                      ----       ----        ----       ----
Revenues:
  U.S. Services                     $ 101,392  $ 105,629  $ 199,780  $ 207,953
  International Services               32,539     32,218     63,292     61,639
                                    ---------  ---------  ---------  ---------

    Total Revenue                   $ 133,931  $ 137,847  $ 263,072  $ 269,592
                                    =========  =========  =========  =========

Operating Results:
  U.S. Services                     $   5,751  $   7,021  $   8,560  $  12,243
  International Services:
    Operating loss                     (1,399)    (4,169)    (4,958)    (9,211)
    Equity in earnings (losses)
     of affiliated companies              157        (98)       270         96
    Minority interest benefit             642      1,100      1,849      2,285
                                    ---------  ---------  ---------  ---------
      International Services             (600)    (3,167)    (2,839)    (6,830)

  Corporate and other expenses         (3,941)    (2,458)    (6,594)    (4,412)
  Restructuring and other
    charges (a)                        (2,082)         -     (5,639)         -
                                    ---------  ---------  ---------  ---------

    Operating Results                    (872)     1,396     (6,512)     1,001


Interest expense and other, net          (697)      (424)    (1,511)      (590)
                                    ---------  ---------  ---------  ---------

Earnings loss before income taxes   $  (1,569) $     972  $  (8,023) $     411
                                    =========  =========  =========  =========


(a) Restructuring and other charges for the U.S. Services, International and Corporate were $1.7 million, $1.3 million and $(.9) million, respectively, for the three months ended June 30, 2000 and $4.2 million, $2.3 million and $(.9) million, respectively, for the six months ended June 30, 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 9 - RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING

         In the third quarter of 1999, the Company initiated a comprehensive cost reduction program named Project Delta. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. The cost reduction program implementation began in the first quarter of 2000, with cost savings of approximately $6.0 million to $8.0 million achieved year to date.

         Certain restructuring costs were not eligible for accrual in 1999 and were recorded in the first two quarters of 2000. For the quarter and year to date June 30, 2000, the restructuring charges included in Restructuring and Other Charges in the Statement of Operations consist of the following (in thousands):



                                      THREE MONTHS              SIX MONTHS
                                          ENDED                     ENDED
                                      JUNE 30, 2000             JUNE 30, 2000
                                      -------------             -------------

Termination benefits                     $1,417                    $2,676
Disposition of excess office space          198                       750
Transition of German production to
  U.S. facility                           1,243                     2,199
Other costs of project                      131                       921
                                         ------                    ------
                                         $2,989                    $6,546
                                         ======                    ======

         A restructuring reserve was established in the fourth quarter of 1999 to reflect the outstanding obligations related to the fourth quarter 1999 restructuring charges. The following table reflects the additional restructuring charges incurred in the first half of 2000 and all cash payments made to date (in thousands):

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

                                                              2000 ACTIVITY
                                                         -----------------------
                                      LIABILITY AT                                    LIABILITY AT
                                    DECEMBER 31, 1999    PROVISION         CASH       JUNE 30, 2000
                                    -----------------    ---------         ----       -------------
Termination benefits                     $8,391            $2,676        $(4,105)        $6,962

Disposition of excess office space          494               117           (117)           494

Transition of German production to
U.S. facility                                 -             2,199         (1,584)           615

Other costs of project                        -               921           (848)            73
                                         ------            ------        -------         ------

                                          8,885             5,913         (6,654)         8,144

Non-cash provision                            -               633              -              -
                                         ------            ------        -------         ------

                                         $8,885            $6,546        $(6,654)        $8,144
                                         ======            ======        =======         ======

         Termination Benefits: In the fourth quarter of 1999, the Company expected to terminate 325 full-time positions during 2000 impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as Corporate headquarters. As of June 30, 2000, $4.1 million of accrued termination benefits have been disbursed and 152 employees have been terminated under various Project Delta initiatives. Additional provisions have been made throughout the year to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999.

         Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, the Company has decided to vacate certain facilities. The Company recorded $.6 million of charges relating to accelerated depreciation on leasehold improvements and furniture and fixtures and $.2 million in lease buyouts associated with these facilities in the first half of 2000.

         Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first half of 2000, charges of approximately $2.2 million were recorded related to this transition.

         Other Restructuring Costs: Other restructuring costs relate primarily to the final fees paid to the Boston Consulting Group for assistance in the identification and execution of the Project Delta objectives.

OTHER CHARGES

         In the fourth quarter of 1999, Restructuring and Other Charges included a $.9 million charge for a non-current receivables reserve. This reserve was reversed in the second quarter of 2000 pursuant to a settlement agreement reached with the other party.

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

 RESULTS OF OPERATIONS

          The Company's consolidated net loss was $1.0 million or $.03 per diluted share for the second quarter of 2000 compared to consolidated net income of $.5 million or $.02 per diluted share for the corresponding 1999 quarter. The Company's consolidated net loss was $4.5 million or $.16 per diluted share for the six months ended June 30, 2000 compared to consolidated net income of $.2 million or $.01 per diluted share for the corresponding 1999 period. Excluding restructuring and other charges, net income (loss) for the quarter and year to date 2000 was $.3 million and ($1.2) million, respectively, or $.01 and ($.04) per diluted share.

 Second Quarter Versus Prior Year

          Consolidated revenues for the quarter ended June 30, 2000 were $133.9 million, a decrease of 3% over the corresponding quarter in 1999. U.S revenues were $101.4 million, a decrease of 4% compared to the prior year due to the delayed financial impact of client losses experienced in 1999. International revenues increased 1% to $32.5 million. Excluding foreign exchange effects, European revenues for the second quarter increased 13% over the prior year reflecting continued strong revenue growth in each of the major European businesses.

          Consolidated costs of information services sold decreased 4% to $119.2 million for the three months ended June 30, 2000 compared to costs of $124.3 million for the second quarter of 1999. The decline in expenses resulted primarily from the Company's cost reduction initiative, Project Delta, and the continued strengthening of the U.S. dollar against European currencies. These savings were offset slightly by increased costs related to the investment in the Company's CPGNetwork internet-based delivery service and other strategic opportunities.

          Consolidated selling, general and administrative expenses increased 9% to $14.3 million for the three months ended June 30, 2000 compared to $13.1 million for the second quarter of 1999. The increase was primarily due to costs incurred during 2000 to pursue new strategic opportunities for the Company, including internet-based business initiatives.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



         Operating income, before restructuring and other charges of $2.1 million, was $1.2 million for the second quarter of 2000 compared to $1.4 million in the prior year. Improvements in the performance of the international operations and reduced U.S. expenses offset the decline in U.S. revenues resulting from 1999 client losses.

         Restructuring and other charges are discussed below. Interest and other expenses were $.7 million for the second quarter of 2000 compared to $.4 million in the prior year due to higher bank borrowings during 2000.

First Half Versus Prior Year

         Consolidated revenues were $263.1 million for the six months ended June 30, 2000, a decrease of 2% over the corresponding period of 1999. U.S. business revenues decreased 4% to $199.8 million for the first half of 2000 compared to the prior year. The decline was due to the delayed financial impact on the current period's revenues of 1999 client losses. International revenues were up 3% to $63.3 million over the first half of 1999. Excluding the impact of foreign exchange rates, European revenues for the first half of 2000 increased 14% over the prior year.

         Consolidated costs of information services sold decreased 3% to $238.8 million for the six months ended June 30, 2000 compared to costs of $245.0 million for the first half of 1999. Expenses declined primarily due to savings achieved through the Project Delta cost reduction initiative and the continued strengthening of the U.S. dollar against European currencies. These savings were offset slightly by increased costs related to the investment in the Company's CPGNetwork internet-based delivery service and other strategic opportunities.

         Consolidated selling, general and administrative expenses increased 5% to $27.2 million for the six months ended June 30, 2000 compared to $25.9 million for the first half of 1999. The increase is primarily attributable to the costs incurred during 2000 to pursue new strategic opportunities for the Company, including internet-based business initiatives.

         For the first half of 2000, the Company's operating loss, before restructuring and other charges of $5.6 million, was $.9 million compared to operating income of $1.0 million in the prior year. Results were below prior year because of the delayed financial impact of 1999 U.S. client losses on revenues partially offset by improved international performance and reduced U.S. expenses resulting from the Company's Project Delta cost reduction initiatives.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


         Restructuring and other charges are discussed below. Interest and other expenses were $1.5 million for the six months ended June 30, 2000 compared to $.6 million in the prior year due to higher bank borrowings during the first half of 2000. The Company's effective income tax rate is greater than the U.S. Federal statutory rate due to certain unbenefited foreign losses, goodwill amortization and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current cash resources include its $4.9 million consolidated cash balance and $31.3 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

Financings

  The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $8.4 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement also contains covenants that restrict the Company's ability to incur additional indebtedness.

Cash Flow

         Consolidated net cash provided by operating activities was $53.6 million for the six months ended June 30, 2000 compared to $73.9 million for the same period in 1999. This reduction was primarily attributable to lower earnings resulting from restructuring charges and timing of payments of accounts payable and accrued liabilities. Consolidated cash flow used in net investing activities was $72.4 million in 2000 compared to $80.1 million for the same period in 1999. Net cash used before financing activities was $18.8 million for the six months ended June 30, 2000 compared to $6.2 million for the same period in 1999. Consolidated cash flow provided by financing activities reflects borrowings of $17.6 million under its revolving line of credit in 2000 compared to $8.8 million in the prior year.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


Other Deferred Costs and Capital Expenditures

         Consolidated deferred data procurement expenditures were $63.7 million for the six months ended June 30, 2000 and $64.5 million for the same period in 1999. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $36.6 million and $40.2 million for the periods ended June 30, 2000 and 1999, respectively, for the Company's U.S. services business and $27.1 million and $24.3 million, respectively, for the Company's International services business.

         Consolidated capital expenditures were $7.8 million and $15.1 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures for the Company's U.S. services business were $5.5 million and $13.0 million, while depreciation expense was $12.5 million and $10.7 million for the six months ended June 30, 2000 and 1999, respectively. During the first half of 2000, the Company acquired mainframe computer equipment in exchange for a capital lease obligation recorded at $5.6 million. The Company's International services business capital expenditures were $2.3 million and $2.1 million for the six months ended June 30, 2000 and 1999, respectively, while depreciation expense was $2.3 million for the first half of both 2000 and 1999.

         Consolidated capitalized software development costs, primarily in the U.S., were $1.2 million and $3.5 million for the six months ended June 30, 2000 and 1999, respectively.

Impact of Inflation

         Inflation has slowed in recent years and is currently not an important determinant of the Company's results of operations. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and, in the case of multi-year contracts, through consumer price index provisions in such agreements.

RESTRUCTURING CHARGES

         In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, with the objective to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. The cost reduction program implementation began in the first quarter of 2000, with cost savings of approximately $6.0 million to $8.0 million achieved year to date. The Company expects that annualized cost savings in certain expenses of at least $15.0 million will be achievable in the U.S. operations by the end of 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.




         Certain costs were not eligible for accrual in 1999 and were recorded during the first six months of 2000. For the quarter and year to date June 30, 2000, the components of the restructuring charges included in Restructuring and Other Charges in the Statement of Operations consist of the following (in thousands):


                                      THREE MONTHS             SIX MONTHS
                                         ENDED                     ENDED
                                      JUNE 30, 2000            JUNE 30, 2000
                                      -------------            -------------

Termination benefits                     $1,417                    $2,676
Disposition of excess office space          198                       750
Transition of German production to
 U.S. facility                            1,243                     2,199
Other costs of project                      131                       921
                                         ------                    ------
                                         $2,989                    $6,546
                                         ======                    ======


         Changes in the restructuring reserve, including cash payments, for the six months ended June 30, 2000 are as follows (in thousands):


                                                               2000 ACTIVITY
                                                        --------------------------
                                        LIABILITY AT                                LIABILITY AT
                                      DECEMBER 31, 1999    PROVISION      CASH      JUNE 30, 2000
                                      -----------------    ---------      ----      -------------
Termination benefits                     $8,391             $2,676       $(4,105)       $6,962

Disposition of excess office space          494                117          (117)          494

Transition of German production to
U.S. facility                                 -              2,199        (1,584)          615

Other costs of project                        -                921          (848)           73
                                         ------             ------       -------        ------

                                          8,885              5,913        (6,654)        8,144

Non-cash provision                            -                633             -             -
                                         ------             ------       -------        ------

                                         $8,885             $6,546       $(6,654)       $8,144
                                         ======             ======       =======        ======



         Termination Benefits: In the fourth quarter of 1999, the Company expected to terminate 325 full-time positions during 2000 impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as Corporate headquarters. As of June 30, 2000, $4.1 million of accrued termination benefits have been disbursed and 152 employees have been terminated under various Project Delta initiatives. Additional provisions have been made throughout the year to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


         Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, the Company has decided to vacate certain facilities. The Company recorded $.6 million of charges relating to accelerated depreciation on leasehold improvements and furniture and fixtures and $.2 million in lease buyouts associated with these facilities in the first half of 2000.

         Transition of German Production to U.S. Facility: The company made a decision in the fourth quarter of 1999 to transfer production of IRI/GfK Retail Services GmbH from an external vendor in Germany to the U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first half of 2000, charges of approximately $2.2 million were recorded related to this transition. The transition is expected to be completed during the fourth quarter of 2000, with estimated future costs that cannot currently be accrued of approximately $2.2 million.

         Other Restructuring Costs: Other restructuring costs primarily relate to final fees paid to the Boston Consulting Group for assistance in the identification and execution of the Project Delta objectives.

         Future Restructuring Charges: The Company believes that it is solidly progressing on its previously announced restructuring activities, and that the restructuring provisions recorded will be adequate to cover the estimated restructuring costs. The Company anticipates that it will continue to incur restructuring charges in 2000 for items that do not meet the criteria for accrual and for future restructurings. The Company expects to incur additional costs of $8.0 million to $10.0 million relating to the first phase of Project Delta which could not be accrued as of June 30, 2000. In addition, the Company has begun the initial stages of reviewing its International and information technology operations to assess potential restructuring costs and benefits. The Company cannot yet estimate the costs for these future restructuring programs.

OTHER CHARGES

         In the fourth quarter of 1999, Restructuring and Other Charges included a $.9 million charge for a non-current receivables reserve. This reserve was reversed in the second quarter of 2000 pursuant to a settlement agreement reached with the other party.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



         As the Company has operations in several of the participating countries, it will be affected by issues relating to the introduction of and transition to the Euro. The Company's European Executive Committee is charged with formulating and executing all aspects of the Company's plan concerning the conversion to the Euro.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now a subsidiary of ACNielsen) and IMS International, Inc. (collectively, "the Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. By the Action, the Company seeks to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350.0 million, prior to trebling. The Action is more particularly described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See "Legal Proceedings" contained therein. On July 13, 2000, the District Court in a procedural ruling held that IRI lacked standing to assert claims for injury suffered from Defendants' activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures and dismissed such claims. The District Court left open the issue of whether those subsidiaries and joint ventures could sue in the United States for injury suffered from Defendants' activities in the foreign markets where they operate.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Annual Meeting.

         On May 19, 2000, Information Resources held its annual meeting of shareholders. As of that date, shareholders of the Company's common shares outstanding were entitled to 29,068,657 votes. At the meeting, the Company's shareholders voted on the following matters: (1) election of three directors, for three year terms; (2) approval of the Information Resources, Inc. Employee Stock Purchase Plan.

                                     PART II
                                OTHER INFORMATION

         Each matter was approved by the shareholders. The votes cast for, against and abstentions as to each such matter were as follows:

                                          Votes For  Votes Against  Abstention
                                          ---------  -------------  ----------
         Election of Directors:
                Joseph P. Durrett         20,899,992      --        3,903,961
                Bruce A. Gescheider       24,640,544      --          163,409
                John D.C. Little, Ph.D.   24,584,973      --          218,980

         Approval of the Information
                Resources, Inc. Employee
                Stock Purchase Plan       21,470,832   3,296,426       36,695

         A more detailed description of the matters voted on by shareholders of the Company at this meeting is included in the definitive Proxy Statement dated April 19, 2000 and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

         Exhibit No.  Description of Exhibit                             Page
         -----------  ----------------------                             ----

         10(kk)       Amendment to employment letter agreement dated      EF
                      June 16, 2000 between the Company and
                      Edward Kuehnle.

         10(ll)       Amended and Restated 1992 Stock Option Plan,        EF
                      as amended effective June 29, 2000.

         10(mm)       1992 Executive Stock Option Plan, as amended        EF
                      effective June 29, 2000.

         10(nn)       Employee Nonqualified Stock Option Plan, as         EF
                      amended  effective June 29, 2000.

         10(oo)       Employment letter agreement dated May 19, 2000      EF
                      between the Company and Mary K. Sinclair.

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




                                           INFORMATION RESOURCES, INC.
                                           ---------------------------
                                           (Registrant)






                                           /s/  ANDREW G. BALBIRER
                                           -----------------------------------
                                           Andrew G. Balbirer
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Authorized Officer of Registrant)







                                           /s/  MARY K. SINCLAIR
                                           -----------------------------------
                                           Mary K. Sinclair
                                           Controller
                                           (Principal Accounting Officer)



August 11, 2000




22