Form 10-Q
period 2000-09-30
INFORMATION RESOURCES INC
filed 2000-11-13
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
    --   Exchange Act of 1934.

             For the quarterly period ended September 30, 2000

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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 31, 2000 was 28,974,773.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------

    PART I.      FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets                                                                     3

    Condensed Consolidated Statements of Operations                                                           4

    Condensed Consolidated Statements of Cash Flows                                                           5

    Notes to Condensed Consolidated Financial Statements                                                      6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                                        14





    PART II.     OTHER INFORMATION

    Item 6 -- Exhibits and Reports Form 8-K                                                                   22

    Signatures                                                                                               23

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                                        SEPTEMBER 30, 2000        DECEMBER 31, 1999
------                                                                        ------------------        -----------------
                                                                                 (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents .................................................   $  12,937                $   8,077
     Accounts receivable, net ..................................................      78,495                   94,125
     Prepaid expenses and other ................................................       8,920                    8,569
                                                                                   ---------                ---------
          Total Current Assets .................................................     100,352                  110,771
                                                                                   ---------                ---------

Property and equipment, at cost ................................................     218,261                  204,535
Accumulated depreciation .......................................................    (143,713)                (123,550)
                                                                                   ---------                ---------
Net property and equipment .....................................................      74,548                   80,985

Investments ....................................................................      16,366                    9,624

Other assets ...................................................................     164,844                  167,100
                                                                                   ---------                ---------

                                                                                   $ 356,110                $ 368,480
                                                                                   =========                =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of capitalized leases ..................................   $   1,902                $      55
     Accounts payable ..........................................................      42,398                   49,616
     Accrued compensation and benefits .........................................      13,802                   23,838
     Accrued property, payroll and other taxes .................................       2,810                    4,813
     Accrued expenses ..........................................................      13,393                   11,475
     Accrued restructuring costs ...............................................       6,088                    8,885
     Deferred revenue ..........................................................      27,043                   23,163
                                                                                   ---------                ---------
          Total Current Liabilities ............................................     107,436                  121,845
                                                                                   ---------                ---------

Long-term debt .................................................................      28,291                   10,764
Deferred income taxes, net .....................................................          --                    2,269
Other liabilities ..............................................................       7,556                    8,627

STOCKHOLDERS' EQUITY
     Preferred stock -- authorized, 1,000,000 shares,
          $.01 par value; none issued ..........................................          --                       --
     Common stock -- authorized 60,000,000 shares,
          $.01 par value, 28,974,773 and
          29,068,657 shares issued and outstanding, respectively ...............         291                      291
     Additional paid-in capital ................................................     198,703                  198,863
     Retained earnings .........................................................      26,251                   31,390
     Accumulated other comprehensive loss ......................................     (12,418)                  (5,569)
                                                                                   ---------                ---------
          Total Stockholders' Equity ...........................................     212,827                  224,975
                                                                                   ---------                ---------
                                                                                   $ 356,110                $ 368,480
                                                                                   =========                =========


        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          ------------------        -----------------
                                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                                             -------------             -------------

                                                                            2000          1999       2000          1999
                                                                            ----          ----       ----          ----

Information services revenues ........................................   $ 131,672    $ 136,092    $ 394,744    $ 405,684
Costs and expenses:
   Information services sold .........................................    (114,581)    (121,322)    (353,403)    (366,371)
   Selling, general and administrative expenses ......................     (13,052)     (12,849)     (40,294)     (38,772)
   Restructuring and other charges ...................................      (3,157)          --       (8,796)          --
                                                                         ---------    ---------    ---------    ---------
                                                                          (130,790)    (134,171)    (402,493)    (405,143)
                                                                         ---------    ---------    ---------    ---------

Operating profit (loss) ..............................................         882        1,921       (7,749)         541

Equity in earnings (loss) of affiliated companies ....................        (583)          84         (313)         180

Minority interest benefit ............................................         487        1,170        2,336        3,455

Interest expense and other, net ......................................      (1,282)        (501)      (2,793)      (1,091)
                                                                         ---------    ---------    ---------    ---------

Earnings (loss) before income taxes ..................................        (496)       2,674       (8,519)       3,085

Income tax (expense) benefit .........................................        (102)      (1,346)       3,380       (1,540)
                                                                         ---------    ---------    ---------    ---------

Net earnings (loss) ..................................................   $    (598)   $   1,328    $  (5,139)   $   1,545
                                                                         =========    =========    =========    =========


Net earnings (loss) per common share -- basic ........................   $    (.02)   $     .05    $    (.18)   $     .06
                                                                         =========    =========    =========    =========

Net earnings (loss) per common and
    common equivalent share -- diluted ...............................   $    (.02)   $     .05    $    (.18)   $     .06
                                                                         =========    =========    =========    =========

Weighted average common shares -- basic ..............................      29,046       28,120       29,061       28,022
                                                                         =========    =========    =========    =========

Weighted average common and
    common equivalent shares -- diluted ..............................      29,046       28,267       29,061       28,081
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                        NINE MONTHS ENDED
                                                                                        -----------------
                                                                                          SEPTEMBER 30,
                                                                                          -------------

                                                                                        2000          1999
                                                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ..............................................................   $  (5,139)   $   1,545
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Amortization of deferred data procurement costs .............................      89,996       89,655
     Depreciation ................................................................      22,224       19,985
     Amortization of capitalized software costs and intangibles ..................       4,508        5,086
     Restructuring and other charges, net of cash payments .......................      (1,912)          --
     Deferred income tax (benefit) expense .......................................      (3,380)       1,540
     Equity in earnings of affiliated companies and minority interests ...........      (2,023)      (3,635)
     Other .......................................................................         225       (1,187)
     Change in assets and liabilities:
       Accounts receivable .......................................................      15,957        1,146
       Other current assets ......................................................        (351)      (1,179)
       Accounts payable and accrued liabilities ..................................     (18,186)         937
       Deferred revenue ..........................................................       3,880       11,452
       Other, net ................................................................      (4,761)       4,095
                                                                                     ---------    ---------

             Net cash provided by operating activities ...........................     101,038      129,440
                                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs ..................................................     (92,867)     (98,098)
Purchase of property, equipment and software .....................................     (13,259)     (24,569)
Investment in joint venture ......................................................      (1,940)          --
Capitalized software costs .......................................................      (1,490)      (5,457)
Other, net .......................................................................         994        3,414
                                                                                     ---------    ---------
             Net cash used in investing activities ...............................    (108,562)    (124,710)
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) ......................................................      13,790       (1,588)
Purchases of Common Stock ........................................................        (675)      (1,036)
Proceeds from exercise of stock options and other ................................          --          871
                                                                                     ---------    ---------
             Net cash provided by (used in) financing activities .................      13,115       (1,753)
                                                                                     ---------    ---------


EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................................        (731)        (771)
                                                                                     ---------    ---------

             Net increase in cash and cash equivalents ...........................       4,860        2,206

  Cash and cash equivalents at beginning of period ...............................       8,077       11,149
                                                                                     ---------    ---------

  Cash and cash equivalents at end of period .....................................   $  12,937    $  13,355
                                                                                     =========    =========


        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     NOTE 1 -- BASIS OF PRESENTATION

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

     NOTE 2 -- SUPPLEMENTAL CASH FLOW INFORMATION

              Cash paid (received) for interest and income taxes during the period was as follows (in thousands):

                                                    NINE MONTHS ENDED
                                                    -----------------
                                                      SEPTEMBER 30,
                                                      -------------
                                                  2000             1999
                                                  ----             ----

       Interest                                 $2,529             $770
       Income taxes                               (277)             130

              Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. During the nine months ended September 30, 2000, the Company acquired mainframe computer equipment in exchange for a capital lease obligation recorded at $5.6 million. The Company repaid a portion of the capital lease obligation during the second and third quarters of 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


     NOTE 3 -- ACCOUNTS RECEIVABLE

     Accounts receivable were as follows (in thousands):

                                                                         SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                                         ------------------            -----------------

      Billed                                                                     $60,514                      $73,605
      Unbilled                                                                    21,293                       24,294
                                                                                  ------                       ------
                                                                                  81,807                       97,899
      Reserve for accounts receivable                                             (3,312)                      (3,774)
                                                                                 -------                      -------

                                                                                 $78,495                      $94,125
                                                                                 =======                      =======



    NOTE 4 -- OTHER ASSETS

    Other assets were as follows (in thousands):



                                                                           SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                           ------------------     -----------------

     Deferred data procurement costs --
          net of accumulated amortization of
          $138,189 in 2000 and $141,531 in 1999                                 $137,864                $140,285

     Intangible assets, including goodwill --
          net of accumulated amortization of
          $11,390 in 2000 and $15,050 in 1999                                      9,688                  11,659

     Capitalized software costs -- net of
          accumulated amortization of $5,756
          in 2000 and $3,149 in 1999                                               6,682                   7,799

     Other                                                                        10,610                   7,357
                                                                                --------                --------

                                                                                $164,844                $167,100
                                                                                ========                ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


      NOTE 5 -- LONG TERM DEBT

               Long-term debt was as follows (in thousands):

                                                                         SEPTEMBER 30, 2000              DECEMBER 31, 1999
                                                                         ------------------              -----------------

      Bank borrowings                                                         $24,750                         $10,000
      Capitalized leases and other                                              5,443                             819
                                                                              -------                         -------
                                                                               30,193                          10,819
      Less current maturities                                                  (1,902)                            (55)
                                                                              -------                         -------

                                                                              $28,291                         $10,764
                                                                              =======                         =======


              The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $4.6 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants that restrict the Company's ability to incur additional indebtedness.


     NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

              The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) were as follows (in thousands):

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ------------------                   -----------------
                                                                2000        1999                   2000       1999
                                                                ----        ----                   ----       ----


       Net earnings (loss)                                    $  (598)     $1,328               $ (5,139)   $ 1,545
       Foreign currency translation
          adjustment                                           (3,062)      2,105                 (6,849)    (2,080)
                                                              -------       -----               --------    -------

       Comprehensive income (loss)                            $(3,660)     $3,433               $(11,988)   $  (535)
                                                              =======      ======               ========    =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


     NOTE 7 -- STOCK REPURCHASE

              During the third quarter of 2000, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in August 2000. The program, approved by the Company's Board of Directors, authorizes the periodic repurchase of up to 1,000,000 shares of its common stock on the open market, or in privately negotiated transactions, depending upon market conditions and other factors. The Company purchased 102,200 shares of common stock aggregating $.7 million during the third quarter of 2000. The shares are currently being held in treasury and will be sold to employees in connection with the Company's Employee Stock Purchase Plan.



     NOTE 8 -- JOINT VENTURE

              During the third quarter of 2000, the Company and Mosaic Group Inc. organized a joint venture company, Mosaic InfoForce, L.P. (MIF), in which the Company currently has a 49% ownership interest and Mosaic Group Inc. owns the remainder. The Company's domestic data collection, audit and merchandising business will be operated by MIF. The Company's investment of $1.9 million in MIF is being accounted for using the equity method of accounting.

     NOTE 9 -- SEGMENT INFORMATION

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


              The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):


                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                          ------------------              -----------------

                                                                             2000         1999             2000            1999
                                                                             ----         ----             ----            ----
Revenues:
   U.S. Services                                                           $98,589      $103,627         $298,369        $311,580
   International Services                                                   33,083        32,465           96,375          94,104
                                                                          --------      --------         --------        --------


        Total Revenue                                                     $131,672      $136,092         $394,744        $405,684
                                                                          ========      ========         ========        ========


Operating Results:
   U.S. Services                                                            $6,020        $8,536         $ 14,580        $ 20,779
   International Services
        Operating Loss                                                      (1,320)       (3,350)          (6,278)        (12,561)
        Equity in earnings of affiliated companies                             157            84              427             180
        Minority interest benefit International Services                       487         1,170            2,336           3,455
                                                                          --------      --------         --------        --------
                                                                              (676)       (2,096)          (3,515)         (8,926)

   Corporate and other expenses                                               (661)       (3,265)          (7,255)         (7,677)
   Equity in losses of affiliated companies                                   (740)            -             (740)              -
   Restructuring and other charges (a)                                      (3,157)            -           (8,796)              -
                                                                          --------      --------         --------        --------


        Operating Results                                                      786         3,175           (5,726)          4,176

 Interest expense and other, net                                            (1,282)         (501)          (2,793)         (1,091)
                                                                          --------      --------         --------        --------

        Earnings (loss) before income taxes                               $   (496)     $  2,674         $ (8,519)       $  3,085
                                                                          ========      ========         ========        ========



     (a) Restructuring and other charges for the U.S. Services, International and Corporate were $1.2 million, $2.0 million and $0 million, respectively, for the three months ended September 30, 2000 and $5.4 million, $4.3 million and $(0.9) million, respectively, for the nine months ended September 30, 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     NOTE 10 -- RESTRUCTURING AND OTHER CHARGES

     RESTRUCTURING

              In the third quarter of 1999, the Company initiated a comprehensive cost reduction program named Project Delta. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. The cost reduction program implementation began in the first quarter of 2000, with cost savings of approximately $11.0 million to $13.0 million achieved year to date.

              Certain restructuring costs were not eligible for accrual in 1999 and were recorded in the first three quarters of 2000. For the quarter and year to date September 30, 2000, the restructuring charges included in Restructuring and Other Charges in the Statement of Operations consist of the following (in thousands):



                                                                         THREE MONTHS               NINE MONTHS
                                                                             ENDED                     ENDED
                                                                      SEPTEMBER 30, 2000         SEPTEMBER 30, 2000
                                                                      ------------------         ------------------

     Termination benefits                                                   $  730                     $3,406
     Discontinued activities                                                 1,603                      1,603
     Disposition of excess office space                                       (231)                       519
     Transition of German Production to
        U.S. facility                                                          980                      3,179
     Other costs of project                                                     75                        997
                                                                            ------                     ------
                                                                            $3,157                     $9,704
                                                                            ------                     ------

              A restructuring accrual was established in the fourth quarter of 1999 to reflect the outstanding obligations related to the fourth quarter 1999 restructuring charges. The following table reflects the additional restructuring charges incurred in the first three quarters of 2000 and all cash payments made to date (in thousands):

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


                                                                              2000 ACTIVITY
                                                                    -------------------------------------
                                                 LIABILITY AT                                               LIABILITY AT
                                              DECEMBER 31, 1999        PROVISION            CASH         SEPTEMBER 30, 2000
                                              -----------------        ---------            ----         ------------------


     Termination benefits                           $8,391               $3,406           $ (7,035)              $4,762

     Discontinued activities                            --                  928                 --                  928

     Disposition of excess office space                494                 (114)              (371)                   9

     Transition of German production to
     U.S. facility                                      --                3,179             (2,790)                 389

     Other costs of project                             --                  997               (997)                  --
                                                    ------               ------           --------               ------

                                                     8,885                8,396            (11,193)               6,088

     Non-cash provision                                 --                1,308                 --                   --
                                                    ------               ------           --------               ------
                                                    $8,885               $9,704           $(11,193)              $6,088
                                                    ======               ======           ========               ======

              Termination Benefits: In the fourth quarter of 1999, the Company expected to terminate 325 full-time positions during 2000 impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as Corporate headquarters. As of September 30, 2000, $7.0 million of accrued termination benefits have been disbursed and through October 31, 2000, 253 employees have been terminated under various Project Delta initiatives. Additional provisions have been made throughout the year to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999.

              Discontinued Activities: During the third quarter of 2000, the Company ceased operations of entities in Japan (IRI Apollo K.K.) and Australia (Information Resources Australia Pty, Ltd.) which were responsible for distributing Apollo software. The Company has entered into agreements with its 40% owned affiliate, Information Resources Japan Ltd. and an unrelated company in Australia to distribute its Apollo software. In connection with the cessation of local operations, the Company reserved $.3 million and $.6 million, respectively, relating to the Japan and Australia businesses.

              During the third quarter of 2000, it was determined that certain equipment used by the Company's field staff to collect retail information will no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $1.1 million in the third quarter of 2000 relating to accelerated depreciation on this equipment.

              Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, the Company has decided to vacate certain facilities. The Company recorded $.6 million of charges relating to accelerated depreciation on leasehold improvements and furniture and fixtures and $(.1) million in lease buyouts associated with these facilities in the first nine months of 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


              Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. As of September 30, 2000, charges of approximately $3.2 million were recorded related to this transition.

              Other Restructuring Costs: Other restructuring costs relate primarily to the final fees paid to the Boston Consulting Group for assistance in the identification and execution of the Project Delta objectives.

     OTHER CHARGES

              In the fourth quarter of 1999, Restructuring and Other Charges included a $0.9 million charge for a non-current receivables reserve. This reserve was reversed in the second quarter of 2000 pursuant to a settlement agreement reached with the other party.

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

     RESULTS OF OPERATIONS

              The Company's consolidated net loss was $.6 million or $.02 per diluted share for the third quarter of 2000 compared to consolidated net income of $1.3 million or $0.05 per diluted share for the corresponding 1999 quarter. The Company's consolidated net loss was $5.1 million or $.18 per diluted share for the nine months ended September 30, 2000 compared to consolidated net income of $1.5 million or $0.06 per diluted share for the corresponding 1999 period. Excluding restructuring and other charges, net income for the quarter was $1.3 million or $.05 per diluted share and year to date 2000 net income was $.1 million.

     Third Quarter Versus Prior Year

              Consolidated revenues for the quarter ended September 30, 2000 were $131.7 million, a decrease of 3.2% over the corresponding quarter in 1999. U.S revenues were $98.6 million, a decrease of 4.9% compared to the prior year due to the impact of client losses experienced in 1999, delays in the delivery of client projects that have since been corrected with a capacity upgrade and client consolidation activity. International revenues increased 1.9% to $33.1 million. Excluding foreign exchange effects, European revenues for the third quarter, which comprise 98% of total international revenues, increased 20.0% over the prior year reflecting continued strong revenue growth in most of the European businesses.

              Consolidated costs of information services sold decreased 5.6% to $114.6 million for the three months ended September 30, 2000 compared to costs of $121.3 million for the third quarter of 1999. The decline in expenses resulted from the Company's cost reduction initiative, Project Delta, lower U.S. revenues, adjustments during the third quarter of 2000 to personnel expense accruals and the continued strengthening of the U.S. dollar against European currencies. These savings were offset slightly by increased costs related to the investment in the Company's CPGNetwork internet-based delivery service and other strategic opportunities.

              Consolidated selling, general and administrative expenses increased 1.6% to $13.1 million for the three months ended September 30, 2000 compared to $12.8 million for the third quarter of 1999.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

              Earnings before interest and taxes, excluding restructuring and other charges of $3.2 million, was $3.9 million for the third quarter of 2000 compared to $3.2 million in the prior year. Improvements in the performance of the international operations and reduced U.S. expenses offset the decline in U.S. revenues.

              Restructuring and other charges are discussed below. Equity in earnings (losses) of affiliated companies were $(.6) million for the third quarter of 2000 compared to $.08 million in the prior year due to the Company's recognition of its share of the Mosaic InfoForce, L.P. start up costs. Interest and other expenses were $1.3 million for the third quarter of 2000 compared to $0.5 million in the prior year due to higher bank borrowings during 2000 and increased foreign currency exchange losses resulting from the continued strength of the U.S. dollar against European currencies in 2000.

     Third Quarter Year To Date Versus Prior Year

              Consolidated revenues were $394.7 million for the nine months ended September 30, 2000, a decrease of 2.7% over the corresponding period of 1999. U.S. business revenues decreased 4.2% to $298.4 million for the nine months ended September 30, 2000 compared to the prior year. The decline was due to the impact on the current period's revenues of 1999 client losses and delays in the delivery of client projects during the third quarter of 2000 that the Company has corrected with a capacity upgrade. International revenues were up 2.4% to $96.4 million over the first three quarters of 1999. Excluding the impact of foreign exchange rates, European revenues for the first nine months of 2000, which comprise 97% of total international revenues, increased 16.0% over the prior year.

              Consolidated costs of information services sold decreased 3.5% to $353.4 million for the nine months ended September 30, 2000 compared to costs of $366.4 million for the first nine months of 1999. Expenses declined primarily due to lower U.S. revenues, savings achieved through the Project Delta cost reduction initiative and the continued strengthening of the U.S. dollar against European currencies. These savings were offset slightly by increased costs related to the investment in the Company's CPGNetwork internet-based delivery service and other strategic opportunities.

              Consolidated selling, general and administrative expenses increased 3.9% to $40.3 million for the nine months ended September 30, 2000 compared to $38.8 million for the first nine months of 1999. The increase is primarily attributable to the costs incurred during 2000 to pursue new strategic opportunities for the Company, including internet-based business initiatives.

              For the first nine months of 2000, the Company's earnings before interest and taxes, excluding restructuring and other charges of $8.8 million, was $3.1 million compared to operating income of $4.2 million in the prior year. Results were below prior year because of the delayed financial impact of 1999 U.S. client losses on revenues partially offset by improved international performance and reduced U.S. expenses resulting from the Company's Project Delta cost reduction initiatives.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


              Restructuring and other charges are discussed below. Interest and other expenses were $2.8 million for the nine months ended September 30, 2000 compared to $1.1 million in the prior year due to higher bank borrowings during 2000 and increased foreign currency exchange losses resulting from the continued strength of the U.S. dollar against European currencies in 2000. The Company's effective income tax rate is greater than the U.S. Federal statutory rate due to certain unbenefited foreign losses, goodwill amortization and other nondeductible expenses.

     LIQUIDITY AND CAPITAL RESOURCES

              The Company's current cash resources include its $12.9 million consolidated cash balance and $34.1 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future.

     Financings

              The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $4.6 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement also contains covenants that restrict the Company's ability to incur additional indebtedness.

     Cash Flow

              Consolidated net cash provided by operating activities was $101.0 million for the nine months ended September 30, 2000 compared to $129.4 million for the same period in 1999. This reduction was primarily attributable to lower earnings resulting from restructuring charges and the timing of payments of accounts payable and accrued liabilities. Consolidated cash flow used in net investing activity was $108.6 million in 2000 compared to $124.7 million for the same period in 1999. Net investing activity in 2000 includes the Company's initial $1.9 million investment in the Mosaic InfoForce, L.P. joint venture. During the third quarter of 2000, the Company repurchased 102,200 shares of common stock aggregating $.7 million. The shares are currently being held in treasury and will be sold to employees in connection with the Company's Employee Stock Purchase Plan. Net cash provided by financing activities was $13.1 million for the nine months ended September 30, 2000 compared to net cash used of $1.8 million for the same period in 1999. Consolidated cash flow provided by financing activities reflects borrowings of $14.8 million under its revolving line of credit in 2000 compared to $2.3 million in the prior year.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

     Other Deferred Costs and Capital Expenditures

              Consolidated deferred data procurement expenditures were $92.9 million for the nine months ended September 30, 2000 and $98.1 million for the same period in 1999. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $54.9 million and $61.2 million for the periods ended September 30, 2000 and 1999, respectively, for the Company's U.S. services business and $38.0 million and $36.9 million, respectively, for the Company's International services business.

              Consolidated capital expenditures were $13.3 million and $24.6 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures for the Company's U.S. services business were $9.3 million and $20.7 million, while depreciation expense was $18.8 million and $16.6 million for the nine months ended September 30, 2000 and 1999, respectively. Additionally, the Company acquired mainframe computer equipment in exchange for a capital lease obligation recorded at $5.6 million during the current year. Capital expenditures in the prior year included computer hardware and software purchases required for Year 2000 compliance. The Company's International services business capital expenditures were $4.0 million and $3.9 million, while depreciation expense was $3.4 million for each of the nine months ended September 30, 2000 and 1999.

              Consolidated capitalized software development costs, primarily in the U.S., were $1.5 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively.

     Impact of Inflation

              Inflation has slowed in recent years, however the Company's results of operations are impacted by rising prices given the labor intensive nature of the business. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and, in the case of multi-year contracts, through consumer price index provisions in such agreements.

     RESTRUCTURING CHARGES

              In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, with the objective to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. The cost reduction program implementation began in the first quarter of 2000, with cost savings of approximately $11.0 million to $13.0 million achieved year to date. The Company expects that annualized cost savings in certain expenses of at least $15.0 million will be achievable in the U.S. operations by the end of 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     Certain costs were not eligible for accrual in 1999 and were recorded during the first nine months of 2000. For the quarter and year to date September 30, 2000, the components of the restructuring charges included in Restructuring and Other Charges in the Statement of Operations consist of the following (in thousands):



                                                                         THREE MONTHS               NINE MONTHS
                                                                             ENDED                     ENDED
                                                                      SEPTEMBER 30, 2000         SEPTEMBER 30, 2000
                                                                      ------------------         ------------------

     Termination benefits                                                    $  730                     $3,406
     Discontinued activities                                                  1,603                      1,603
     Disposition of excess office space                                        (231)                       519
     Transition of German production to  U.S. facility                          980                      3,179
     Other costs of project                                                      75                        997
                                                                             ------                     ------
                                                                             $3,157                     $9,704
                                                                             ------                     ------


              Changes in the restructuring reserve, including cash payments, for the nine months ended September 30, 2000 are as follows (in thousands):

                                                                              2000 ACTIVITY
                                                                    -------------------------------------
                                                 LIABILITY AT                                               LIABILITY AT
                                              DECEMBER 31, 1999        PROVISION             CASH        SEPTEMBER 30, 2000
                                              -----------------        ---------             ----        ------------------


     Termination benefits                           $8,391              $3,406            $ (7,035)            $4,762

     Discontinued activities                            --                 928                  --                928


     Disposition of excess office space                494                (114)               (371)                 9

     Transition of German production to
     U.S. facility                                      --               3,179              (2,790)               389

     Other costs of project                             --                 997                (997)                --
                                                    ------              ------            --------             ------

                                                     8,885               8,396             (11,193)             6,088

     Non-cash provision                                 --               1,308                  --                 --
                                                    ------              ------            --------             ------

                                                    $8,885              $9,704            $(11,193)            $6,088
                                                    ======              ======            ========             ======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.




              Termination Benefits: In the fourth quarter of 1999, the Company expected to terminate 325 full-time positions during 2000 impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as Corporate headquarters. As of September 30, 2000, $7.0 million of accrued termination benefits have been disbursed and through October 31, 2000, 253 employees have been terminated under various Project Delta initiatives. Additional provisions have been made throughout the year to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999.

              Discontinued Activities: During the third quarter of 2000, the Company ceased operations of entities in Japan (IRI Apollo K.K.) and Australia (Information Resources Australia Pty, Ltd.) which were responsible for distributing Apollo software. The Company has entered into agreements with its 40% owned affiliate, Information Resources Japan Ltd. and an unrelated company in Australia to distribute its Apollo software. In connection with the cessation of local operations, the Company reserved $.3 million and $.6 million, respectively, relating to the Japan and Australia businesses.

              During the third quarter of 2000, it was determined that certain equipment used by the Company's field staff to collect retail information will no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $1.1 million in the third quarter of 2000 relating to accelerated depreciation on this equipment.

              Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, the Company has decided to vacate certain facilities. The Company recorded $.6 million of charges relating to accelerated depreciation on leasehold improvements and furniture and fixtures and $(.1) million in lease buyouts associated with these facilities in the first three quarters of 2000.

              Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production of IRI/GfK Retail Services GmbH from an external vendor in Germany to the U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. For the nine months ended September 30, 2000, charges of approximately $3.2 million were recorded related to this transition. The transition is expected to be completed during the first quarter of 2001, with estimated future costs that cannot currently be accrued of approximately $5.0 million.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


              Future Restructuring Charges: The Company is progressing on its previously announced restructuring activities, and believes that the restructuring provisions recorded will be adequate to cover the estimated restructuring costs. The Company anticipates that it will continue to incur restructuring charges for items that do not meet the criteria for accrual and for future restructurings. The Company expects to incur additional costs of $9.0 million to $10.0 million relating to the first phase of Project Delta which could not be accrued as of September 30, 2000. In addition, the Company has begun the initial stages of reviewing its International and information technology operations to assess potential restructuring costs and benefits. The Company cannot yet estimate the costs for these future restructuring programs.

              In the fourth quarter of 1999, Restructuring and Other Charges included a $0.9 million charge for a non-current receivables reserve. This reserve was reversed in the second quarter of 2000 pursuant to a settlement agreement reached with the other party.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D


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

                                OTHER INFORMATION



      ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

        a.         Exhibits

                   Exhibit No.                         Description of Exhibit                                           Page
                   -----------                         ----------------------                                           ----

                   10.1                                Employment and Change in Control Agreement between                EF
                                                         the Company and certain executive officers

                   10.2                                Outsourcing Services Agreement between the Company                EF
                                                         and Mosaic InfoForce, L.P. Portions of this
                                                         exhibit have been omitted pursuant to a request
                                                         for confidential treatment.

                   10.3                                Information Resources, Inc. Third Amendment to                    EF
                                                         Credit Agreement

                   10.4                                Directors Deferred Compensation Agreement                         EF


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




                                        INFORMATION RESOURCES, INC.
                                        ---------------------------
                                        (Registrant)






                                        /s/ ANDREW G. BALBIRER
                                        -------------------------------------
                                        Andrew G. Balbirer
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Authorized Officer of Registrant)







                                        /s/ MARY K. SINCLAIR
                                        -------------------------------------
                                        Mary K. Sinclair
                                        Controller
                                        (Principal Accounting Officer)

November 10, 2000