Form 10-K
period 2000-12-31
INFORMATION RESOURCES INC
filed 2001-03-28
CIK 714278

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001 (based on the closing price as quoted by NASDAQ as of such date) was $138,559,020.

The number of shares of the registrant's common stock, $.01 par value per outstanding share, as of February 28, 2001 was 29,074,577.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 18, 2001 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Information Resources, Inc. and its subsidiaries (collectively referred to herein as "IRI" or the "Company") is a leading provider of universal product code ("UPC"), scanner-based business solutions services to the consumer packaged goods ("CPG") industry, offering services in the U.S., Europe and other international markets. The Company supplies CPG manufacturers, retailers and brokers with information and analysis critical to their sales and marketing operations. IRI provides services designed to deliver value through an enhanced understanding of the consumer to a majority of the Fortune 500 companies in the CPG industry. IRI is also commercializing new ways of integrating the Company's current off-line research with new on-line research capabilities for CPG clients as well as leveraging its core capabilities outside the CPG industry.

     The Company currently generates approximately 75% of its revenues from sales and services provided in the U.S. These services center in large part around the Company's flagship InfoScan(R) service, which tracks consumer purchasing of products sold in grocery stores, drug stores, mass merchandisers, convenience stores and other retail outlets across the United States. The Company also offers a number of other services to CPG manufacturers, including household-level information collected via consumer panels. One such service is BehaviorScan(R) which is used for the testing and evaluation of alternative marketing strategies and tactics for both new and established products. The Company also offers modeling and other testing services as well as custom analytic and consulting services to enable clients to address critical business issues. Closely related to its information services, the Company also markets various software applications to the CPG industry.

     The Company provides many of the same business information services in Europe and other international markets primarily using scanner-based data. Revenues from the Company's U.S. and International Services were as follows for the years ended December 31 (in thousands):

                                                            2000        1999        1998
                                                          --------    --------    --------
U.S. Services.........................................    $397,895    $416,729    $396,992
International Services................................     133,028     129,544     114,331
                                                          --------    --------    --------
       Total..........................................    $530,923    $546,273    $511,323
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

     InfoScan Census. InfoScan Census applications are derived from a product tracking service based on scanner data collected from all stores within participating retail chains, as opposed to collection from a sample of such stores. InfoScan Census offers the CPG industry more complete and accurate data than sample services, since it has no sampling or projection errors for census chains, and its applications can go beyond traditional market tracking uses. The majority of IRI's clients' databases use a census-based projection system.

     InfoScan Census revenues come primarily from manufacturers purchasing key account data, which are sales data for a product category based on all the stores of a specific retailer. This service enables manufacturers' sales representatives to negotiate with retail buyers based on a mutually consistent and accurate measure of retail product movement. In addition, an evaluation of differences in brand and product category purchasing across individual stores within a chain can often pin-point opportunities to effectively build sales to the benefit of both manufacturers and retailers. Other census applications include improved management of trade promotions, validation of "pay-for-performance" promotions, more effective sales force and broker compensation programs and improved inventory and distribution management.

     There are presently 15,000 grocery stores, 14,400 drug stores and 3,300 mass merchandisers in the Company's InfoScan Census U.S. database. The Company has also begun to develop InfoScan Census services in certain European markets.

     InfoScan Data Collection. For the Company's InfoScan sample service, the Company continuously collects weekly product sales, price and promotional information from representative retail outlets. Included in the Company's national and local market samples in the U.S. are approximately 4,500 stores in the aggregate, including grocery stores, drug stores, mass merchandisers and convenience stores. Contracting retailers typically deliver their scanner data electronically to the Company's computer facilities in Wood Dale, Illinois. While most retail stores in the United States have installed scanner equipment to record product sales information, certain convenience stores and other retail outlets have not. When scanner data are not available, field personnel visit stores and obtain sales information via a manual audit of the stores' product purchases and inventory. Collection practices for weekly product sales information in the Company's operations in foreign countries are largely scanner-based, though they vary somewhat on a country-by-country basis, as does scanner data availability.

     The InfoScan U.S. and international databases typically contain product movement and price information and "causal" data. Causal data consist of information which may explain changes in product sales, such as price promotions, retailers' newspaper ads and in-store displays, as well as other promotion and merchandising data related to the sale of CPG products. In 2000, IRI's causal data was collected in the United States by a field force of full-time and part-time workers leased from IRI by Mosaic InfoForce, L.P., a joint venture company formed during 2000 by IRI and Mosaic Group, Inc., a leading Canadian outsourced marketing services agency with operations in Canada, the United States and Europe. These data collectors, who became employees of Mosaic InfoForce, L.P. effective January 1, 2001, conduct weekly on-site visits to retail stores participating in the InfoScan service to collect causal information such as in-store promotions and displays. Mosaic InfoForce, L.P. provides additional related services, including custom data collection, custom and syndicated observational audits, and other in-store activities such as light merchandising services.

     The Company often pays cash for scanner data covering a sample or census of retailers' stores. However, the Company also exchanges software, product movement information and other services to obtain access to data for all stores within certain grocery stores, drug chains and mass merchandiser stores. The Company provides its QScan(R) system to U.S. retailers in exchange for their participation in the provision of their all-store data for InfoScan Census. QScan is an information system designed to provide retailers with easy access to their scanner data. The system addresses retailers' problems of organizing and analyzing their own databases of information for products sold in their stores. The QScan system allows for the processing and analysis of scanner data from all of the retailer's stores on a weekly basis. Current census data retailer contracts generally have multi-year terms, usually of three or more years, cancelable on an annual basis after one or more years with 3 to 6 months notice by either party. Other data procurement contracts generally run year-to-year and are cancelable at the end of each year by either party with 60 days notice.

     Consumer Panel. The Company also collects consumer purchase information via its panel data service from individual households it has recruited in the United States. The Company provides approximately 55,000 of these households with hand-held scanners to record their product purchases. Collection via hand-held scanners enables the Company to ascertain product movement information from a full spectrum of retail outlets, including stores that do not have scanners. In addition to the Company's multi-outlet consumer panel service, the Company also maintains a separate consumer panel of shoppers from approximately 23,000 households in its BehaviorScan testing markets in connection with the Company's provision of testing and analytics service. These additional households either use the same scan device as the multi-outlet panelists or present an identification card when shopping at participating grocery stores, thereby allowing scanners to record specific details of their product purchases. Household panel information is available in European markets from alliance partners of the Company. The Company provides a variety of syndicated and custom databases and analytics utilizing the multi-outlet panel data to provide retailers and manufacturers with insights into consumer purchase behavior. The Company has also developed products and services for providing information on both on-line and off-line consumer buying habits using a subset of its multi-outlet panel that is web-enabled. See "Other Services" below.

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

     Software and Related Products. In close association with its retail tracking services around the world, the Company markets analytical software to the CPG industry principally for use in accessing, managing and analyzing the Company's databases. In July 1995, the Company sold its EXPRESS technology and certain software products to Oracle, while retaining ownership of certain EXPRESS-based sales and marketing software application products for use in the CPG industry. Many of the Company's U.S. and International clients currently use the Oracle EXPRESS-based software application, Oracle(R) Sales Analyzer, to access, manage and analyze the Company's databases. Oracle EXPRESS is a software technology designed for working with large and complex databases. Oracle Sales Analyzer is a decision support software application built in Oracle EXPRESS and is now owned by Oracle. The product provides users with a range of analytical and reporting tools. Through licensing agreements with Oracle, the Company continues to market and distribute certain Oracle EXPRESS software products, including Oracle Sales Analyzer. The Company typically licenses its own applications as well as Oracle Sales Analyzer in conjunction with a client's InfoScan data subscription.

     A principal source of software revenues is the provision of on-line access services and web delivery services to InfoScan subscribers who access InfoScan databases residing in the Company's data warehouses. Other software revenues are derived from the license of Oracle software product licenses to InfoScan subscribers who load InfoScan data on their own computer systems and do not use the Company's on-line services. Oracle is entitled to receive royalties on certain types of Oracle software licenses granted by the Company and its distributors; however, until July 2001, the Company is not required to pay royalties to Oracle on licenses granted by the Company and its data affiliates to CPG end-users for use with data provided by the Company or its data affiliates.

     The Company is in the process of negotiating the terms under which it will have the right, after July 2001, to continue to grant new licenses of current versions of Oracle software products and provide maintenance services for such new licenses to its clients for use in accessing Company data. There can be no assurance that the Company will be able to successfully negotiate a new agreement, or extension of the existing agreement, with Oracle for new licenses of current versions of Oracle software products or maintenance or that any new or extended agreement will be on terms no less favorable than the existing agreement. However, the Company believes that its failure to negotiate a new arrangement with Oracle on favorable terms is not likely to have a material adverse effect upon the Company's business operations or financial results. This is due primarily to the following: (i) most of the Company's user base has existing licenses to use Oracle software products to access Company data, for which the Company provides support directly rather than through Oracle, and (ii) the Company is in the process of enabling several alternative technologies to provide clients with options to access the Company's data. These alternative technologies are expected to increase accessibility of the Company's Infoscan data as well as other data, improve compatibility with existing technical architectures of the Company's clients and partners, extend integration with additional data sources, and facilitate the deployment of emerging internet-based technologies. Specifically, the Company is bringing to market an open systems relational database access product, based on Open Database Connectivity (ODBC), a commonly accepted industry standard. ODBC will enable clients to use a broad array of third-party tools and/or applications to access the Company's data. The Company is also developing a new easy-to-use data retrieval, analysis and reporting suite called InfoPro. InfoPro will allow users to easily access, manipulate and analyze IRI and other data within the familiar environment of Microsoft Office(R). Finally, many of the Company's clients also use the Company's CPGNetwork(TM) service to access Company information and other personalized content via a Web Browser.

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

     Testing Services. The Company provides a number of testing services primarily for CPG manufacturers. These include controlled retail testing, other in-store testing, matched market analyses and related special analyses using the Company's InfoScan and panel databases. Controlled testing involves testing the placement of new products or changes in advertising, shelf location, price or promotional conditions in different retail outlets or different markets and involves custom manipulation and analysis of the Company's InfoScan databases. The Company's BehaviorScan service is a test marketing system available in the United States which enables CPG manufacturers to measure the impact of different marketing variables on consumer purchase behavior, for both new and existing products. Typical marketing variables tested in BehaviorScan markets are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price and packaging changes. BehaviorScan tests compare the purchases of a group of consumers exposed to test variable(s) with the purchases of a control group of consumers not exposed to the test variable(s). A unique feature of the BehaviorScan system is its ability to deliver alternative television advertising to different groups of panel households using the Company's patented targetable television technology. BehaviorScan is currently available in five markets and is the only such electronic test marketing system in the United States. Major costs associated with the BehaviorScan system include payments to retailers, incentive programs for participating panel households, field personnel costs, cable television studio operation, computer resources and client service personnel costs.

     Other Services. The Company continues to develop opportunities to leverage its core competencies. The Company has entered into various strategic alliances that include expanded media mix analysis, Internet strategy development and on-line business-to-business and consumer research panels. In conjunction with an alliance with Forrester Research, Inc. that integrates the Company's consumer purchasing behavior data with Forrester's industry leading Internet research capabilities and proprietary approach to segmenting consumers based on their attitudes and behaviors, the Company provides marketers an array of insights for Internet marketing strategy. Through its emarkit(TM) services, the Company offers an Internet toolkit to help CPG clients develop, implement and evaluate Internet strategies. In addition, the Company's agreement with DoubleClick, Inc. allows IRI to test Internet banner advertising on CPG products to evaluate its effect on consumer purchasing. The Company is also continuing to explore ways of offering additional services to both CPG clients and new client bases that integrate the Company's current off-line research with new on-line research capabilities.

INTERNATIONAL BUSINESS DEVELOPMENT

     Through subsidiaries and joint ventures with other leading marketing information firms, the Company in 1992 began offering information services in a number of countries outside of the United States. Specific services offered depend upon local country competitive conditions and the general retailer environment. The Company's major European subsidiaries and joint venture companies rely on the Company's data production facilities in the United States as well as the Company's know-how and trade secrets to provide InfoScan retail tracking services. Production for the Company's German operation will be transferred to the United States in mid-2001.

     The Company's only significant competitor offering product tracking services internationally is the ACNielsen Company ("ACNielsen"). (See "Competition" below.) The Company competes with ACNielsen in virtually every foreign market where the Company has established information services. ACNielsen maintains a larger market share throughout all of Europe where the Company's expenditures to establish product tracking services over the last five years have been most significant.

     United Kingdom. The Company's subsidiary in the United Kingdom offers a retail tracking service under the InfoScan name to the British market. Organized in 1992 as a joint venture, the Company's initial partners were Taylor Nelson Sofres plc of the United Kingdom ("TNS") and GfK AG of Germany ("GfK"). The Company now owns substantially all of the joint venture. In 1993, the venture expanded its sample of scanning stores, initiated the collection of causal data and began offering a fully operational scanning service covering major chains under the InfoScan name. It also expanded the service to cover stores selling health and beauty aids. Pursuant to contractual arrangements, the Company provides data production services to the subsidiary from the Company's computer facilities in Wood Dale, Illinois. During 2000, the subsidiary acquired a 40% interest in Radar Research Limited ("Radar"), a United Kingdom company that performs testing services in key retailers. TNS owns the remaining 60% of Radar.

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

     Benelux. The Company and GfK operate a joint venture which offers a scanner-based retail tracking service to the Netherlands market. This scanner-based retail tracking service became fully-operational in 1994. Until early 1998, this joint venture was owned 80.1% by GfK and 19.9% by the Company. In February 1998, the Company increased its ownership to 51% and took over management responsibilities and in February 1999, its ownership interest increased to 80% while funding requirements remained at 51% per the joint venture agreement. The Company's funding requirements per the joint venture agreement increased to 80% during 2000. It now operates under the name Information Resources GfK B.V. Pursuant to contractual arrangements, the Company provides production services to the joint venture through the Company's computer facilities in Wood Dale, Illinois.

     In 1998, the Company also sold a 9.9% interest in GfK Panel Services Benelux B.V. reducing its ownership to 10%. This company operates household panel services in the Netherlands and Belgium and continues to cooperate with the Netherlands joint venture scanner operation in the sale and delivery of services to common customers.

     Spain. IRI began a start-up venture in Spain during April 1998. In November 1998, the Company executed a joint venture agreement with Media Planning, S.A. to create a new retail tracking business to serve the Spanish market under the name Information Resources Espana, S.L. ("IRI-Spain"). In January 1999, IRI-Spain and Dympanel, S.A. signed a cooperation agreement which added Dympanel, S.A. as a third investor in IRI-Spain. The aforementioned agreements resulted in the Company, Media Planning, S.A., and Dympanel, S.A. currently owning 65%, 32% and 3%, respectively, of the capital shares of IRI-Spain. IRI-Spain began providing InfoScan service to the Spanish market in early 1999, using the Company's production facilities in Wood Dale, Illinois.

     Greece. The Company operates a retail audit business in Greece which it acquired in 1994. The operation includes collecting, reporting, analyzing and interpreting national and regional sales data from retail audits.

     Sweden. The Company owns an 8% interest in an inactive joint venture formed in 1995 with GfK for the provision of scanner-based product tracking services in Sweden. The business was managed by GfK until September 2000 when client contracts were transferred to a third party.

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

     Asia and Australia. The Company has a joint venture in Japan with Tokyo-based Mitsui & Co., Ltd. to provide information services in Japan. The Company's ownership in the joint venture, which was formed in 1995, was initially 60%. Effective May 1998, Mitsui & Co., Ltd., increased its ownership to 60% and the Company's ownership was reduced to 40%. Until September 2000, the Company also had wholly-owned software distribution subsidiaries in Japan and Australia. The distribution of the Company's proprietary Apollo software products has now been transferred to the joint venture in Japan and an unrelated company in Australia and the businesses of these subsidiaries have been discontinued.

     Latin America. The Company has operations in certain Latin American markets through joint ventures and subsidiaries in Venezuela, Puerto Rico and Guatemala. The Company owns 49% of the Venezuelan joint venture, Datos Information Resources, which provides audit-based product tracking as well as ad hoc and software services to the Venezuelan market. The Company's wholly-owned subsidiary in Puerto Rico offers both audit-based product tracking and ad hoc marketing research services. The Company owns 19.9% of a Guatemalan-based company that provides research services in Central America. In addition, the Company has distributors of its proprietary Apollo software products in Peru, Brazil and Argentina.

     Mexico. The Company has a wholly-owned software distribution subsidiary in Mexico to provide software and consultancy services to both CPG and non-CPG clients in Mexico.

TRADEMARKS, PATENTS, LICENSES AND SOFTWARE PROTECTION

     The Company is the owner of various trademarks, including InfoScan(R), InfoScan Census(TM), InfoForce(TM), QScan(TM), IRI Software(TM), BehaviorScan(R), Apollo(TM), CPGNetwork(TM), CPGNetwork.com(TM), Attitudelink(TM), Consumer Knowledge Suite(TM), emarkit(TM), e-Scan(TM), e-profile(TM), e-response(TM), e-testing(TM), ScanKey(TM), Shoppers' Hotline(R), Shoppers Hotline Elite(R), Shoppers Hotline EliteNet(TM), EZPrompt(R), CouponScan(TM), InfoPro(TM), InSite Reporting(TM), XLerate(TM), ReviewNet(TM), PromoProphet(TM) and PromotionScan(TM). The Company also holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates through 2005. Loss or infringement of these patents would likely not have a material adverse effect upon the Company's revenues.

     As a result of the Company's sale of its EXPRESS technology and line of certain software products to Oracle in July 1995, the Company no longer owns a large portion of the software that is currently used in the delivery of InfoScan data. The Company secured a license back from Oracle assuring the continued use of certain of the EXPRESS software products in the Company's business, including rights to sublicense software to clients of the Company. The initial term of the license expires in July 2001. The Company also has rights to use various trademarks owned by Oracle, including Oracle EXPRESS and Oracle Sales Analyzer. (See "Software and Related Products" above.)

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

CUSTOMERS

     The Company had approximately 2,800, 2,900 and 2,400 clients using its information services in 2000, 1999 and 1998, respectively. Most of the Company's clients are CPG manufacturers in the United States or in other countries where the Company offers its services. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues. The Company's top ten clients accounted for approximately 32% of the Company's 2000 revenues.

BACKLOG ORDERS

     At December 31, 2000, 1999 and 1998, the Company had committed contract revenues for information services of approximately $594 million, $507 million and $392 million, respectively. Backlog revenue to be earned in the immediate year following December 31, 2000, 1999 and 1998 is $335 million, $228 million and $200 million, respectively. Contracts generally have terms of three to five years and not less than one year. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by the giving of six months written notice by either party, or 2) multi-year contracts either non-cancelable or cancelable only with significant early termination fees, generally by the giving of six months written notice after the initial multi-year term. Committed contract revenues include only the non-cancelable portion of a contract. Variations in the backlog relate to the timing of certain contract renewals and expirations.

COMPETITION

     Numerous firms supply marketing and advertising research products and services to CPG manufacturers and retailers. However, the Company and ACNielsen are the only two firms which provide national scanner-based product tracking services in the United States to such manufacturers and retailers. In February 2001, VNU acquired the stock of ACNielsen resulting in a combined company that has access to greater financial resources than the Company and is far larger than IRI in terms of worldwide revenues. In the product tracking services markets across Europe, ACNielsen currently maintains a larger market share in all European countries and is the Company's only competitor. Principal competitive factors include: data quality, reliability, timeliness and comprehensiveness of analytical services and data; flexibility and innovation in tailoring services to client needs; experience; the capability of technical and client service personnel; data processing and decision support software; reputation and price.

     From time to time, clients change their providers of product tracking services. Competitive factors played a role in the Company's larger than normal losses of certain significant U.S. clients in 1998 and 1999. In 2000, the Company partially offset the previous year's client losses through the addition of new clients and incremental sales to many existing clients. Due to the relatively high fixed cost nature of the Company's database operation, erosion of its revenue base could have a significant impact on profitability.

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new products and services. In this regard, the Company is actively engaged in research and development of new database analyses and applications, software applications and services and data delivery systems. Expenditures for research and development for the years ended December 31, 2000, 1999 and 1998 approximated $15.8 million, $16.9 million and $18.8 million, respectively. All research and development expenditures were expensed as incurred.

PERSONNEL

     At December 31, 2000, the Company had approximately 4,000 full-time and 2,400 part-time employees worldwide. Effective January 1, 2001, in connection with the Company's joint venture with Mosaic Group, Inc., Mosaic InfoForce, L.P. hired approximately 200 full-time and 1,700 part-time employees from IRI. The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff.

ITEM 2. PROPERTIES

     The Company markets and provides its information services and software support services to U.S. clients from full-service sales offices in Bentonville, Arkansas; San Francisco and Los Angeles, California; Norwalk, Connecticut; Atlanta, Georgia; Waltham, Massachusetts; Minneapolis, Minnesota; Fairfield, New Jersey; Winston-Salem, North Carolina; Cincinnati, Ohio; Fort Washington, Pennsylvania as well as from its corporate headquarters in Chicago, Illinois. The Company markets to international clients through subsidiaries, joint ventures and/or offices in Belgium, Canada, Cyprus, France, Germany, Guatemala, Greece, Italy, Japan, Mexico, the Netherlands, Puerto Rico, Spain, United Kingdom and Venezuela as well as through its various distributors.

     Principal leased facilities of the Company are as follows:

                                                                                      APPROXIMATE
                                                                                      FLOOR AREA
LOCATION                                             PRINCIPAL OPERATION               (SQ. FT.)
--------                                             -------------------              -----------
Chicago, IL............................    Corporate headquarters and offices for
                                             professional staff                         371,000
Wood Dale, IL..........................    Computer facilities                           45,000
Regional sales and client service
  offices..............................    Sales, client service and analysis           259,000
International offices..................    Sales, client service, computer
                                           facilities and professional staff            269,000
Data collection facilities.............    Data collection and client test market
                                           control and cable TV studio facilities        79,000

ITEM 3. LEGAL PROCEEDINGS

     On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now a subsidiary of ACNielsen) and IMS International, Inc. (collectively, the "Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The

Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries, in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying/bundling services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and
vi) disparaging the Company to financial analysts and clients. By the Action, the Company sought to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling. On July 13, 2000, the District Court in a procedural ruling held that IRI lacked standing to assert claims for injury suffered from Defendants' activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures and dismissed such claims. On February 6, 2001, the Court denied IRI leave to join its subsidiaries as parties to assert such claims for injury concluding that it lacked subject matter jurisdiction under the Sherman Act. IRI is currently weighing its options concerning claims for injury suffered by IRI or its subsidiaries in markets outside the United States.

     On January 15, 1999, IRI filed an action against Manugistics, Inc. ("Manugistics") in the Circuit Court of Cook County, Illinois, Case No. 99 L 00599. In Count I of its two count action, IRI has alleged that Manugistics has breached a Data Marketing and Guaranteed Revenue Agreement between IRI and Manugistics ("Agreement") by failing to pay certain amounts due to IRI thereunder. The Agreement was entered into by IRI and Manugistics in connection with the sale by IRI to Manugistics of certain assets relating to the manufacture, sale and servicing of certain logistics software. IRI has also alleged that Manugistics committed an anticipatory breach of the Agreement with respect to certain other amounts not yet due thereunder. IRI now seeks damages in excess of $15.0 million in connection with these claims. In Count II, IRI has alleged that Manugistics breached a related Non-Competition and Non-Solicitation agreement between IRI and Manugistics (the "Non-Competition Agreement"). IRI seeks unspecified damages to be determined at trial under this count. On March 2, 1999, Manugistics filed a Motion to Stay Proceedings and Compel Arbitration. IRI agreed to arbitrate all claims related to the Agreement and filed an arbitration demand before the American Arbitration Association on July 9, 1999. The Arbitrator scheduled the arbitration to commence on November 5, 2001. IRI's claims against Manugistics for breach of the Non-Competition Agreement remain pending before the Circuit Court. Manugistics denies that it owes IRI any damages, claiming a failure of consideration. IRI vigorously disputes this assertion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  POSITION WITH COMPANY
NAME                                         AGE                 AND BUSINESS EXPERIENCE
----                                         ---                 -----------------------
Joseph P. Durrett..........................  55    Chairman of the Board of Directors, Chief Executive
                                                   Officer and President of the Company since May
                                                   1999. President and Chief Executive Officer of
                                                   Broderbund Software, Inc. from October 1996 to
                                                   December 1998. Member of the Board of Directors of
                                                   Broderbund Software, Inc. from October 1996 to
                                                   September 1998. President, Chief Operating Officer
                                                   and Director of Advo, Inc. from September 1992 to
                                                   July 1996. Member of the Board of Directors of
                                                   Children's Miracle Network since 1990.
Andrew G. Balbirer.........................  46    Executive Vice President and Chief Financial
                                                   Officer of the Company since February 2000. Chief
                                                   Executive Officer of Arkidata Corporation from
                                                   October 1999 until February 2000. Independent
                                                   Consultant from April 1998 to October 1999.
                                                   Executive Vice President and Chief Operating
                                                   Officer of Metz Baking Company (a division of
                                                   Specialty Foods Corporation) from February 1996 to
                                                   April 1998. Chief Executive Officer of Mother's
                                                   Cake & Cookie Company (a division of Specialty
                                                   Foods Corporation) from July 1995 to February 1996.
                                                   Chief Financial Officer of Specialty Foods
                                                   Corporation from February 1995 to February 1996.
                                                   Prior to 1995, Mr. Balbirer served in various
                                                   senior management positions, including Chief
                                                   Financial Officer and General Manager of Consumer
                                                   Products with The NutraSweet Company, then a
                                                   wholly-owned subsidiary of Monsanto Company.
Edward C. Kuehnle..........................  47    Group President of IRI North America since November
                                                   1999. Division President of Customer Sales and
                                                   Service from October 1998 to November 1999. Vice
                                                   President of Sales of Pharmacia & Upjohn Consumer
                                                   Healthcare from January 1998 to September 1998.
                                                   Manager of Strategic Services Group of Coopers &
                                                   Lybrand Consulting, LLP from January 1997 to
                                                   January 1998. Senior Vice President of Consumer &
                                                   Medical Sales of Whitehall Robins Healthcare (a
                                                   division of American Home Products Corp.) from July
                                                   1995 to October 1996. Executive Vice President of
                                                   Marketing & Sales of American Home Foods (a
                                                   division of American Home Products Corp.) from July
                                                   1994 to July 1995. Senior Vice President of Sales
                                                   of American Home Foods from July 1993 to July 1995.
                                                   Prior to July 1993, Mr. Kuehnle served in various
                                                   senior management sales, marketing, and supply
                                                   chain positions at Bristol-Myers Squibb Company.

                                                                  POSITION WITH COMPANY
NAME                                         AGE                 AND BUSINESS EXPERIENCE
----                                         ---                 -----------------------
Timothy Bowles.............................  57    Group President of International Operations of the
                                                   Company since May 1999. President of European
                                                   Operations from May 1995 to May 1999. Chief
                                                   Executive Officer of The MRB Group (a division of
                                                   WPP Group, plc, an international research supplier)
                                                   from 1987 to May 1995.
Monica M. Weed.............................  40    Executive Vice President and General Counsel of the
                                                   Company since November 1998. Corporate Secretary
                                                   since February 2000. Assistant Secretary from May
                                                   1993 to February 2000. Senior Vice President and
                                                   Assistant General Counsel of the Company from
                                                   December 1994 to November 1998. Vice President of
                                                   the Company from September 1991 to December 1994.
Mary K. Sinclair...........................  37    Executive Vice President and Corporate Controller
                                                   of the Company since June 2000. Corporate
                                                   Controller of Favorite Brands International, Inc.
                                                   from January 1999 to May 2000. Chief Financial
                                                   Officer of Federated Group, Inc. from 1996 to 1999.

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

     The high and low closing sales prices for the Company's Common Stock were as follows:

                          QUARTERS                               HIGH       LOW
                          --------                               ----       ---
1999
  1st quarter...............................................    $11.000    $6.438
  2nd quarter...............................................      9.628     6.875
  3rd quarter...............................................     11.750     7.688
  4th quarter...............................................     12.000     8.125
2000
  1st quarter...............................................    $ 9.094    $5.969
  2nd quarter...............................................      7.875     3.531
  3rd quarter...............................................      7.375     4.000
  4th quarter...............................................      6.875     2.875

     The last sale price on February 28, 2001 was $5.50 per share. As of February 28, 2001 there were 1,638 record holders of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------
                                                       2000        1999        1998        1997        1996
                                                      ------      ------      ------      ------      ------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
HISTORICAL RESULTS OF OPERATIONS(1)
Revenue...........................................    $530.9      $546.3      $511.3      $456.3      $405.6
                                                      ======      ======      ======      ======      ======
Restructuring and other charges(2) (3) (4)........    $(13.6)     $(24.8)     $   --      $   --      $ (4.8)
                                                      ======      ======      ======      ======      ======
Defined contribution plan expense(5)..............    $   --      $ (7.9)     $   --      $   --      $   --
                                                      ======      ======      ======      ======      ======
Operating profit (loss)...........................    $(12.3)     $(32.6)     $  7.0      $ 14.8      $ (5.1)
                                                      ======      ======      ======      ======      ======
Net loss on sale of assets(6).....................    $   --      $   --      $   --      $   --      $ (4.6)
                                                      ======      ======      ======      ======      ======
Net earnings (loss)...............................    $ (7.5)     $(18.4)     $  3.8      $  7.7      $ (7.6)
                                                      ======      ======      ======      ======      ======
Net earnings (loss) per common share -- basic.....    $ (.26)     $ (.66)     $  .13      $  .27      $ (.27)
                                                      ======      ======      ======      ======      ======
Weighted average common shares -- basic...........      29.0        28.0        28.6        28.5        27.8
                                                      ======      ======      ======      ======      ======
Net earnings (loss) per common and common
  equivalent share -- diluted.....................    $ (.26)     $ (.66)     $  .13      $  .26      $ (.27)
                                                      ======      ======      ======      ======      ======
Weighted average common and common equivalent
  shares -- diluted...............................      29.0        28.0        29.0        29.1        27.8
                                                      ======      ======      ======      ======      ======
BALANCE SHEET DATA(1)
Total assets......................................    $365.2      $368.5      $369.3      $366.6      $334.5
                                                      ======      ======      ======      ======      ======
Working capital...................................    $(15.2)     $(11.1)     $  5.2      $ 24.9      $ 34.6
                                                      ======      ======      ======      ======      ======
Long-term debt....................................    $ 24.6      $ 10.8      $  4.6      $   .6      $  7.9
                                                      ======      ======      ======      ======      ======
Stockholders' equity..............................    $213.1      $225.0      $238.5      $241.5      $226.3
                                                      ======      ======      ======      ======      ======
Book value per common share.......................    $ 7.33      $ 7.74      $ 8.56      $ 8.41      $ 8.12
                                                      ======      ======      ======      ======      ======
Dividends paid per common share...................    $   --      $   --      $   --      $   --      $   --
                                                      ======      ======      ======      ======      ======
ADDITIONAL FINANCIAL INFORMATION(1)
Deferred data procurement costs...................    $124.8      $130.2      $120.5      $111.8      $ 98.0
                                                      ======      ======      ======      ======      ======
Capital expenditures..............................    $ 19.8      $ 31.1      $ 33.7      $ 34.4      $ 18.8
                                                      ======      ======      ======      ======      ======

---------------
(1) In 1997, the Company and GfK formed a new company, IRI/GfK Retail, of which the Company has a 51% ownership interest. IRI/GfK Retail purchased the German retail tracking business of GfK Panel. In 1999, the Company's funding requirements per the joint venture agreement increased to 80%.

    In 1998, the Company executed a joint venture agreement relating to the newly formed start-up venture in Spain ("IRI-Spain"), resulting in a 60% ownership interest. The Company currently owns 65% of IRI-Spain.

    In 1998, the Company increased its ownership from 19.9% to 51% and subsequently to 80% in 1999 in a joint venture which offers a retail tracking service to the Netherlands market. In addition, effective in 1998, the Company reduced its ownership of Information Resources Japan, Ltd. from 60% to 40%.

    The consolidation of the various international entities above did not have a material impact on the consolidated financial results or position of the Company.

(2) During 2000, the Company recorded charges aggregating $14.5 million relating to its restructuring program and ($0.9) million relating to other charges. (See Note 4 of the Notes to Consolidated Financial Statements).

(3) In December 1999, the Company recorded a $19.7 million charge relating to its restructuring program and a $5.1 million charge resulting from asset impairments, primarily goodwill at IRI/GfK Retail. (See Note 4 of the Notes to Consolidated Financial Statements).

(4) The $4.8 million other charge in 1996 principally related to the disposal of certain cable TV advertising cut-in equipment originally developed for use in the Company's market testing operation.

(5) In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan"). In December 1999, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust, resulting in the $7.9 million charge above which represents the fair market value of the common stock contribution. (See Note 1 of the Notes to Consolidated Financial Statements).

(6) In December 1996, the Company recorded a $4.6 million charge primarily for the final settlement of the escrow account related to the sale of a portion of the Company's software business to Oracle in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview: The Company's market is very competitive and revenue growth is achieved primarily through the offering of new products and services. Revenues are also affected in any given year by the net effect of client gains and losses. The impact of client gains and losses has a somewhat delayed effect on reported revenues in the Company's consolidated financial statements. This lagging effect is due to the long-term nature of many contracts and the fact that there is generally a period of transition between the date a client makes a contract decision and the effective date of the agreement. In addition, because of the relatively high fixed-cost component of the Company's database operations, small variations in revenue can have a significant impact on profitability.

     In 1992, the Company began introducing its InfoScan tracking service into Europe. Due to the inherent fixed cost nature of the business and the alleged anticompetitive business practices and tactics of its major competitor, ACNielsen, operating losses from the International Services business have been significant to date. In December 1996, ACNielsen signed a three-year Undertaking to the European Commission agreeing to halt numerous contractual practices which the Company believes had hampered the Company's participation in European markets. During the period that the Undertaking was in effect, the Company believes that clients have benefitted from the Company's services without risk of financial penalties being imposed by ACNielsen, and that a significant artificial barrier to the Company's efforts to provide services to the European markets was removed. The Company's International losses are declining as revenues have increased in each of the Company's major European countries on a local currency basis.

     Operations: Consolidated revenues in 2000 decreased 2.8% over 1999 while 1999 revenues were 6.8% higher than 1998. 2000 net losses were $7.5 million ($0.4 million earnings before restructuring and other charges) compared to losses of $18.4 million ($1.2 million earnings before defined contribution plan expense and restructuring and other charges) in 1999 and $3.8 million in 1998.

     The Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results"), on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and operating results for the years ended December 31, 2000, 1999 and 1998 follows (in thousands):

                                                            2000        1999        1998
                                                          --------    --------    --------
Revenues:
  U.S. Services.......................................    $397,895    $416,729    $396,992
  International Services..............................     133,028     129,544     114,331
                                                          --------    --------    --------
       Total..........................................    $530,923    $546,273    $511,323
                                                          ========    ========    ========
Operating Results:
  U.S. Services.......................................    $ 15,833    $ 25,672    $ 31,515
  International Services
     Operating loss...................................      (4,628)    (13,709)    (15,689)
     Minority interests benefit.......................       2,746       4,256         342
     Equity in earnings of affiliated companies.......         575         205         443
                                                          --------    --------    --------
       Subtotal -- International Services.............      (1,307)     (9,248)    (14,904)
  Corporate and other expenses including equity in
     loss of affiliated companies.....................     (10,960)    (11,848)     (8,856)
  Restructuring and other charges.....................     (13,590)    (24,755)         --
  Defined contribution plan expense...................          --      (7,931)         --
                                                          --------    --------    --------
       Operating Results..............................    $(10,024)   $(28,110)   $  7,755
                                                          ========    ========    ========

     Revenues from the Company's U.S. services business in 2000 were 4.5% lower than in 1999, while revenues in 1999 increased 5.0% over 1998. The decline in revenue in 2000 was primarily due to the delayed effect of 1999 client losses partially offset by revenue from new clients in 2000 and additional revenues from many existing clients. Certain client decisions in 1999 to not renew business with IRI had a limited or no effect on the Company in 1999 because the termination dates for such contracts occurred late in 1999 or in 2000. Factoring out the delayed effect of 1999 client losses, 2000 U.S. revenues increased approximately 5.6% over the prior year. The 1999 revenue increase versus 1998 was primarily due to expanded use of the Company's services and products from its existing clients, particularly its retailer specific and panel databases, as well as a full year of revenue from significant new clients won in 1998.

     U.S. operating results before restructuring and other charges decreased 38.3% in 2000, due to the 4.5% decline in revenues partially offset by a 2.3% decline in expenses. Expenses were reduced over the prior year primarily as a result of the Project Delta cost reduction initiatives undertaken during 2000. Expenses were lower for compensation and benefits and recruiting and office expenses. However, the Company incurred certain other planned additional costs, including the upgrade of its data center capacity, partially offsetting Project Delta savings. U.S. operating results before restructuring and other charges and defined contribution plan expense decreased 18.5% from 1998 to 1999 due to the 7.0% increase in expenses outpacing the 5.0% increase in revenues. The 1999 expense increase was driven by higher compensation costs and technical consultants used for Y2K and other development activities, costs of the multi-outlet panel expansion and costs of movement data for new categories and channels.

     Total International services revenues in 2000 increased 2.7%, 15% in local currency, over 1999. Revenues in 1999 increased 13.3%, 18% in local currency, over 1998. Operating results for the Company's International businesses reflected a $1.3 million loss, an improvement of $7.9 million from the 1999 loss of $9.2 million. Revenue growth continued in 2000 in the Company's major European markets primarily in the U.K., France, Italy, Spain and the Netherlands. Expense increases in 2000 of 8.0% on a local currency basis, and a decline of $1.5 million in our minority partner's funding of German losses during 2000, partially offset the favorable impact of revenue growth. The International operating results were a $9.2 million loss in 1999 compared to a $14.9 million loss in 1998. The 1999 reduced losses were principally due to the continued European revenue growth primarily in the U.K., France and Italy.

     Year Ended December 31, 2000: Consolidated net losses were $7.5 million in 2000 compared to net losses of $18.4 million in 1999. The 2000 net loss decreased primarily due to the decline in restructuring and other charges over the prior year. Results in 2000 reflect an after tax charge of $8.2 million for restructuring and other charges compared to $19.6 million in 1999. (See further discussion of restructuring and other charges below.) The 2000 results reflect a 2.8% decrease in revenues, primarily due to the delayed impact of 1999 client losses, offset by a 3.0% decrease in operating expenses primarily the result of the Company's Project Delta cost reduction initiatives.

     Consolidated revenues decreased 2.8% to $530.9 million in 2000. U.S. revenues decreased 4.5% primarily due to the delayed effect of 1999 client losses partially offset by revenue from new clients in 2000 and increased revenues from existing clients. International revenues increased 2.7% over 1999 reflecting continued growth in the Company's European markets, primarily in the U.K., France, Italy, Spain and the Netherlands. However, international revenue growth in local currency was 15%, reflecting the strength of the U.S. dollar versus European currencies.

     Consolidated cost of information services sold decreased by $17.1 million, or 3.5% to $474.2 million in 2000. The decrease is primarily attributable to Project Delta cost reduction initiatives. These savings for the most part were realized through reduced headcount and lower compensation and other employee benefit costs. Additionally, the strength of the U.S. dollar versus European currencies favorably impacted expenses.

     Consolidated selling, general and administrative expenses increased by $0.5 million or 1.0% to $55.4 million for 2000.

     Restructuring and other charges are discussed below.

     Interest and other expenses were $3.6 million for 2000 compared to $1.5 million in 1999. The increase in 2000 is due to a combination of increased bank borrowings, primarily to fund cash restructuring charges, as well as foreign currency losses. The Company's 2000 income tax benefit was higher than the income tax rates computed using the U.S. Federal statutory rate primarily due to the effects of state income taxes.

     Year Ended December 31, 1999: Consolidated net losses were $18.4 million in 1999 compared to net earnings of $3.8 million in 1998. Results in 1999 reflect the $19.6 million after tax effect of restructuring and other charges and the defined contribution plan expense. (See further discussion of restructuring charges below.) In addition, the results reflect a decrease in operating earnings in the Company's U.S. business caused by increased employee related expenses, the multi-outlet panel expansion, Y2K related activities and costs of new movement data for new categories.

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

     Consolidated selling, general and administrative expenses increased by $0.8 million or 1.5% to $54.9 million for 1999. This increase was primarily attributable to an increase in legal expenses related to the Company's antitrust lawsuit against The Dun and Bradstreet Corporation, ACNielsen Company and IMS International, Inc. The increased legal fees in 1999 were offset by a reduction in costs principally related to severance, training and recruiting costs as compared to 1998.

     Defined contribution plan expense and restructuring and other charges are discussed below.

     Interest and other expenses were $1.5 million for 1999 compared to $1.2 million in 1998. The increase in 1999 is due to a combination of increased interest rates and bank borrowings as well as foreign currency losses. The Company's 1999 income tax benefit was higher than the income tax rates computed using the U.S. Federal statutory rate primarily due to the effects of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $11.9 million consolidated cash balance and $35.3 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

     Cash Flow for the Year Ended December 31, 2000: Consolidated net cash provided by operating activities was $143.9 million for the year ended December 31, 2000 compared to $157.7 million in 1999. Although the net loss was lower in 2000, operating cash flow in 2000 included the funding of restructuring charges accrued at the end of 1999. Consolidated cash used in net investing activities was ($148.2) million in 2000 compared to ($165.2) million in 1999. Investing activity in 2000 reflects lower expenditures for data procurement, capital and software costs. These lower expenditures were partially offset by payments of $3.8 million made in connection with the formation of Mosaic InfoForce, L.P. and the Company's United Kingdom subsidiary's $0.9 million investment in Radar Research Limited. Net cash used before financing activities was ($4.3) million in 2000 and ($7.5) million in 1999. Consolidated cash provided by net financing activities was $8.4 million in 2000 compared to $5.9 million in 1999. The Company borrowed $11.0 million under its revolving line of credit during 2000 and purchased $0.9 million of the Company's stock compared to borrowings of $6.3 million and $1.2 million of stock purchases in 1999.

     Cash Flow for the Year Ended December 31, 1999: Consolidated net cash provided by operating activities was $157.7 million for the year ended December 31, 1999 compared to $159.8 million in 1998. While earnings were lower in 1999, operating cash flow in 1999 reflected higher non-cash items, amortization and depreciation, than in 1998. The increase in non-cash elements of operating expense was offset by an increase in accounts receivable. Consolidated cash used in net investing activities was ($165.2) million in 1999 compared to ($161.1) million in 1998. Investing activity in 1999 reflects higher expenditures for data procurement partially offset by lower capital expenditures. Net cash used before financing activities was ($7.5) million in 1999 and ($1.2) million in 1998 primarily due to the higher investing activities in 1999. Consolidated cash provided (used) by net financing activities was $5.9 million in 1999 compared to ($8.7) million in 1998. The Company borrowed $6.3 million under its revolving line of credit during 1999 and during 1999 purchased $1.2 million of the Company's stock compared to borrowings of $3.0 million in 1998 and $20.2 million of stock purchases in 1998.

     Financings: During October 2000, the Company amended certain financial covenants and other terms and conditions of its $60 million bank revolving credit facility. The amended facility has floating rate options at or below prime and commitment fees of up to 0.5% payable on the unused portion. The weighted average interest rate at December 31, 2000 was 8.27%.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $5.3 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. Further, the agreement grants the bank a security interest in the Company's assets if certain financial covenants are not met. As of December 31, 2000, the Company was in compliance with all covenants.

     Common Stock Repurchase Program: During 2000, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced in August 2000 that was established to acquire shares to fund the Company's 2000 Employee Stock Purchase Plan. The program, approved by the Company's Board of Directors, authorized the periodic repurchase of up to one million shares of its Common Stock on the open market, or in privately negotiated transactions, depending upon market conditions and other factors. The Company purchased 158,700 shares of Common Stock aggregating $0.9 million during 2000 at an average cost of $5.88 per share. On December 29, 2000, the Company sold 158,827 shares of Common Stock that were held in treasury for $0.4 million to employees in connection with the Company's 2000 Employee Stock Purchase Plan.

     Other Deferred Costs: Consolidated deferred data procurement expenditures were $124.8 million, $130.2 million and $120.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. Deferred data procurement expenditures for the Company's U.S. services business were $74.7 million, $80.7 million and $76.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in deferred data procurement expenditures was primarily due to lower retailer payments related to data for the card panel that was discontinued in 1999 and the timing of retailer payments. The Company's International services business deferred data procurement expenditures were $50.1 million, $49.5 million and $43.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Capital Expenditures: Consolidated capital expenditures were $19.8 million, $31.1 million, and $33.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Capital expenditures for the Company's U.S. services business were $14.0 million, $25.7 million, and $28.3 million, while depreciation expense was $25.2 million, $22.3 million and $18.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company acquired mainframe computer equipment in exchange for a capital lease obligation recorded at $7.4 million during the current year. The decrease in capital spending from 1999 relates to the Company's acquisition of computer equipment in 2000 through capital leases and higher spending in 1999 for computer hardware and software required for Year 2000 compliance. The Company's International services business capital expenditures were $5.8 million, $5.4 million and $5.4 million, while depreciation expense was $4.6 million, $4.7 million, and $4.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Consolidated capitalized software development costs, primarily in the U.S., were $1.6 million, $7.3 million and $7.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decline in capitalized software costs is primarily due to the Company's 1999 decision to discontinue all selling activities relating to certain of IRI's internally developed trade promotion software.

     NOL & Tax Credit Carryforwards: As of December 31, 2000, the Company had cumulative U.S. federal taxable net operating loss ("NOL") carryforwards of $107.1 million which expire primarily in 2009, 2011 and 2020. At December 31, 2000 the Company also had U.S. tax credit carryforwards of $6.7 million, $5.5 million of which expire between 2002 and 2012, and the remainder of which can be carried forward indefinitely. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to potential adjustment. In addition, at December 31, 2000, various foreign subsidiaries of IRI had aggregate foreign taxable NOL carryforwards, which had not been deducted in the U.S. tax returns, of $0.9 million which expire in 2009 and 2010.

     The Company has reduced its deferred tax liability by its U.S. federal and state NOL carryforwards and certain foreign NOL carryforwards in its consolidated financial statements. The Company expects to realize these future tax benefits primarily from future recognition of substantial taxable income resulting from the reversal of $164.7 million of existing net temporary differences.

     Impact of Inflation: Inflation has slowed in recent years, however the Company's results of operations are impacted by rising prices given the labor intensive nature of the business. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and, in the case of multi-year contracts, through consumer price index provisions in such agreements.

RESTRUCTURING AND OTHER CHARGES

     Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, the objective of which was to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. As a result of the planned initiatives, the Company recorded a restructuring charge of $19.7 million ($11.8 million after tax) in the fourth quarter of 1999. The key components of the charge included (i) severance related to planned staff reductions of approximately 10%, or 325, of the Company's full-time U.S. and Corporate employees; (ii) asset write-offs related to unprofitable activities that were discontinued; and (iii) the disposition of excess office space. The cost reduction program implementation began in the first quarter 2000. The Company realized cost savings from Project Delta in 2000 of approximately $30.0 million before the impact of certain other planned cost increases.

     A restructuring accrual was established in the fourth quarter of 1999 to reflect the outstanding obligations related to the fourth quarter 1999 restructuring charges. Certain restructuring costs were not eligible for accrual in 1999 in accordance with EITF Issue No. 94-3 and were recorded during 2000. The following tables reflect restructuring and other charges incurred during 2000 and 1999 and all cash payments made to date (in thousands):

                                                                   2000 ACTIVITY
                                      LIABILITY AT       ---------------------------------      LIABILITY AT
                                    DECEMBER 31, 1999    PROVISION      CASH      NON-CASH    DECEMBER 31, 2000
                                    -----------------    ---------    --------    --------    -----------------
RESTRUCTURING CHARGES
  Termination benefits...........        $ 8,391          $ 3,649     $(10,011)   $    --          $2,029
  Discontinued activities........             --            3,443       (1,302)    (1,600)            541
  Disposition of excess office
     space.......................            494              557         (534)      (517)             --
  Transition of German production
     to U.S. facilities..........             --            4,680       (4,680)        --              --
  Other costs of project.........             --            2,168       (2,168)        --              --
OTHER CHARGES....................             --             (907)         907         --              --
                                         -------          -------     --------    -------          ------
                                         $ 8,885          $13,590     $(17,788)   $(2,117)         $2,570
                                         =======          =======     ========    =======          ======

                                                             1999 ACTIVITY
                                                    --------------------------------      LIABILITY AT
                                                    PROVISION     CASH      NON-CASH    DECEMBER 31, 1999
                                                    ---------    -------    --------    -----------------
RESTRUCTURING CHARGES
  Termination benefits..........................     $ 8,391     $    --    $     --         $8,391
  Discontinued activities.......................       8,631          --      (8,631)            --
  Disposition of excess office space............       1,498          --      (1,004)           494
  Other costs of project........................       1,130      (1,130)         --
OTHER CHARGES...................................       5,105          --      (5,105)            --
                                                     -------     -------    --------         ------
                                                     $24,755     $(1,130)   $(14,740)        $8,885
                                                     =======     =======    ========         ======

RESTRUCTURING CHARGES

     Termination Benefits: In the fourth quarter of 1999, the Company decided to terminate approximately 325 full-time positions during 2000 impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as corporate headquarters. The Company recorded a charge of $8.4 million in 1999 for termination benefits as communications of such benefits had been made to affected employees. Additional provisions of $3.6 million have been made in 2000 to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999. As of December 31, 2000, 336 employees have been terminated under various Project Delta initiatives.

     Discontinued Activities: During 2000, the Company ceased operations of entities in Japan (IRI Apollo K.K.) and Australia (Information Resources Australia Pty, Ltd.) which were responsible for distributing Apollo software. The Company has entered into agreements with its 40% owned affiliate, Information Resources Japan Ltd. and an unrelated company in Australia to distribute its Apollo software. In connection with the cessation of local operations, the Company incurred charges of $0.7 million and $1.0 million relating to the Japan and Australia businesses, respectively. During the third quarter of 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information will no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in 2000 relating to accelerated depreciation on this equipment.

     In 1999, the Company wrote off $8.6 million of assets related to discontinued activities of the U.S. business. This charge consisted of $4.8 million and $3.8 million relating to certain of the Company's trade promotion software applications and Card Panel database assets, respectively. The Company decided to discontinue all selling activities related to its internally developed trade promotion software based on discounted future cash flow estimates. As a result of this decision, the net book value of the trade promotion software assets was written off in the fourth quarter of 1999. The Company's consumer panel business had consisted of 55,000 households that utilize hand-held scanners to record their product purchases ("Multi-outlet") and shoppers from approximately 60,000 households that present an identification card when shopping at participating grocery stores ("Card Panel"). In 1999, the Company determined that the need for a Multi-outlet panel was becoming the minimum standard for panel tracking services. As a result, the Company decided to continue to expand its Multi-outlet panel and eliminate the separate Card Panel service. The net book value of the Card Panel database asset was written off in the fourth quarter of 1999. The Company continues to collect consumer panel information from approximately 23,000 households via an identification card for limited use in connection with the Company's Behavior Scan testing service in the U.S.

     Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, office space was reduced. The Company recorded $0.6 million and $1.5 million of charges in 2000 and 1999, respectively, relating to accelerated depreciation on leasehold improvements and furniture and fixtures and lease buyouts associated with these facilities.

     Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail from an external vendor in Germany to the Company's U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. During 2000, charges of approximately $4.7 million were recorded related to this transition.

     Other Restructuring Costs: Other restructuring costs relate primarily to fees paid to the Boston Consulting Group for assistance in the identification and execution of the Project Delta objectives.

     Future Restructuring Charges: The Company's U.S. Project Delta cost reduction program is nearing completion. However, the Company expects to incur additional costs in 2001 of $7.0 million to $9.0 million relating to Project Delta which could not be accrued as of December 31, 2000. Further, International Project Delta initiatives will be undertaken during 2001 at a significantly lower cost than the U.S. Project Delta program. Additionally, the Company has begun an initial review of its information technology operations to assess potential restructuring costs and benefits. The Company cannot yet estimate the costs for these future restructuring programs.

OTHER CHARGES

     Asset Impairments: In the fourth quarter of 1999, Restructuring and Other Charges included a $0.9 million charge for a non-current receivables reserve. This reserve was reversed during 2000 pursuant to a settlement agreement reached with the other party.

     During 1999 the Company determined, based on an analysis of undiscounted future cash flows, that goodwill relating to IRI/GfK Retail was impaired, resulting in a $4.2 million charge which was included in Restructuring and Other Charges in the Statement of Operations. The Company made a decision in the fourth quarter of 1999 to transfer production of IRI/GfK Retail from an external vendor in Germany to the U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs.

     Nonqualified Defined Contribution Plan: In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan"). The Plan was designed to provide designated employees of the Company with an ownership interest in the equity of IRI in order to align the interests of those employees with the interests of IRI shareholders and compensate employees for their past performance. In December 1999, as part of the Plan, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust; all shares have been fully allocated to each individual participant's account. This has resulted in the Company recording an expense of $7.9 million in the fourth quarter of 1999 which represents the fair market value of the common stock contribution. The shares of common stock will vest and generally be distributable on the fourth anniversary of the date upon which such shares are allocated to the participant's account if the participant's employment with the Company has not been terminated, with certain exceptions for termination of employment due to retirement, disability, death or change in control. Forfeited shares will remain in the Plan and be reallocated to other participants. Of the $7.9 million expensed in 1999, $5.5 million, $2.1 million and $0.3 million relate to the U.S. Services, International Services, and Corporate segments of the business, respectively.

EUROPEAN CURRENCY CONVERSION ISSUES

     In accordance with the 1992 treaty of the European Union, on January 1, 1999, a new single European currency, the Euro, became legal tender. The Euro will replace the sovereign currencies ("legacy currencies") of eleven members of the European Union ("participating countries"). On this date, fixed conversion rates between the Euro and the legacy currencies in those particular countries were established.

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

FORWARD LOOKING INFORMATION

     All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, statements regarding industry prospects, our future results of operations or financial position, and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements and reflect our current expectations and are inherently uncertain. The Company's actual results may differ significantly from our expectations for a number of reasons, including risks and uncertainties relating to customer renewals of service contracts, the timing of significant new customer engagements, the success of implementing Project Delta and future restructuring programs, competitive conditions, the potential for future client losses, changes in client spending for the non-contractual services the Company offers, the success of technology alternatives currently being developed or implemented by the Company to provide access to Company data, other technology changes that may impact Company services, foreign currency exchange rates, European currency conversion issues and other factors beyond the Company's control. These risks and uncertainties are described herein and in reports and other documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of foreign exchange and interest rates.

     Foreign Currency Exchange Rates: The Company operates and conducts business in several foreign countries, primarily in Europe, and as a result is exposed to movements in foreign exchange rates. Exchange rate movements upon consolidation of the foreign subsidiaries for which the functional currency is not the U.S. dollar could impact the Company's revenues, expenses and equity. The Company's net earnings are also exposed to exchange rate movements relating to certain intercompany transactions between the U.S. and foreign subsidiaries. The Company does not use derivative financial instruments to manage changes in foreign currency exchange rates.

     Interest Rate Risk: A 1% fluctuation in interest rates would not have a significant impact on the operating results of the Company. The Company does not currently maintain any interest rate hedge agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                    PAGE
                                                                    NO.
                                                                    ----
(a)  Financial Statements
     Report of Independent Auditors..............................    24
     Consolidated Balance Sheets at December 31, 2000 and 1999...    25
     Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998............................    26
     Statement of Changes in Stockholders' Equity and
     Comprehensive Income for the years ended December 31, 2000,
     1999 and 1998...............................................    27
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998............................    28
     Notes to Consolidated Financial Statements..................    29
(b).. Supplementary Data
     Summary of Quarterly Data...................................    45

     Financial statement schedule is included on page 47 preceding the signature page of this report (see Item 14).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Information Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 7, 2001

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $  11,914   $  8,077
  Accounts receivable, net..................................     80,610     94,125
  Prepaid expenses and other................................     11,009      8,569
                                                              ---------   --------
       Total Current Assets.................................    103,533    110,771
                                                              ---------   --------
Property and equipment, at cost.............................    203,509    204,535
Accumulated depreciation....................................   (127,777)  (123,550)
                                                              ---------   --------
       Net Property and Equipment...........................     75,732     80,985
Deferred income taxes.......................................      4,031         --
Investments.................................................     15,858      9,624
Other assets................................................    166,006    167,100
                                                              ---------   --------
                                                              $ 365,160   $368,480
                                                              =========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of capitalized leases..................  $   2,337   $     55
  Accounts payable..........................................     53,360     49,616
  Accrued compensation and benefits.........................     22,609     23,838
  Accrued property, payroll and other taxes.................      1,980      4,813
  Accrued expenses..........................................     11,372     11,475
  Accrued restructuring costs...............................      2,570      8,885
  Deferred revenue..........................................     24,487     23,163
                                                              ---------   --------
       Total Current Liabilities............................    118,715    121,845
                                                              ---------   --------
Long-term debt..............................................     24,628     10,764
Deferred income taxes.......................................         --      2,269
Other liabilities...........................................      8,686      8,627
STOCKHOLDERS' EQUITY
  Preferred stock -- authorized 1,000,000 shares, $.01 par
     value; none issued.....................................         --         --
  Common stock-- authorized 60,000,000 shares, $.01 par
     value; 29,069,892 and 29,068,657 shares issued and
     outstanding, respectively..............................        294        291
  Additional paid-in capital................................    198,926    198,863
  Retained earnings.........................................     23,852     31,390
  Accumulated other comprehensive loss......................     (9,941)    (5,569)
                                                              ---------   --------
       Total Stockholders' Equity...........................    213,131    224,975
                                                              ---------   --------
                                                              $ 365,160   $368,480
                                                              =========   ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  2000          1999          1998
                                                               ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Information services revenues..............................    $ 530,923     $ 546,273     $ 511,323
  Costs and expenses:
     Information services sold (excluding 1999 defined
       contribution plan expense of $6,936)................     (474,190)     (491,247)     (450,236)
     Selling, general and administrative expenses
       (excluding 1999 defined contribution plan expense of
       $995)...............................................      (55,424)      (54,911)      (54,117)
     Restructuring and other charges.......................      (13,590)      (24,755)           --
     Defined contribution plan expense.....................           --        (7,931)           --
                                                               ---------     ---------     ---------
                                                                (543,204)     (578,844)     (504,353)
                                                               ---------     ---------     ---------
  Operating profit (loss)..................................      (12,281)      (32,571)        6,970
  Interest expense and other, net..........................       (3,639)       (1,452)       (1,174)
  Equity in earnings (loss) of affiliated companies........         (489)          205           443
  Minority interests benefit...............................        2,746         4,256           342
                                                               ---------     ---------     ---------
  Earnings (loss) before income taxes......................      (13,663)      (29,562)        6,581
  Income tax (expense) benefit.............................        6,125        11,174        (2,735)
                                                               ---------     ---------     ---------
  Net earnings (loss)......................................    $  (7,538)    $ (18,388)    $   3,846
                                                               =========     =========     =========
  Net earnings (loss) per common share -- basic............    $   (0.26)    $   (0.66)    $    0.13
                                                               =========     =========     =========
  Net earnings (loss) per common and common equivalent
     share -- diluted......................................    $   (0.26)    $   (0.66)    $    0.13
                                                               =========     =========     =========
  Weighted average common shares -- basic..................       29,034        28,045        28,578
                                                               =========     =========     =========
  Weighted average common and common equivalent shares --
     diluted...............................................       29,034        28,045        28,986
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,

                                                                                ACCUMULATED
                                                                                   OTHER
                                                     ADDITIONAL                COMPREHENSIVE        TOTAL
                                           COMMON     PAID-IN      RETAINED       INCOME        STOCKHOLDERS'
                                           STOCK      CAPITAL      EARNINGS       (LOSS)           EQUITY
                                           ------    ----------    --------    -------------    -------------
                                                                     (IN THOUSANDS)
Balance at December 31, 1997...........     $287      $198,537     $ 45,932       $(3,214)        $241,542
                                            ----      --------     --------       -------         --------
Comprehensive income:
  Net earnings.........................       --            --        3,846            --            3,846
  Other comprehensive income, foreign
     currency translation adjustment...       --            --           --           908              908
                                                                                                  --------
  Comprehensive income.................                                                              4,754
Shares issued from employee stock
  option plan exercises and other......        6         9,398           --            --            9,404
Shares purchased and retired...........      (14)      (17,234)          --            --          (17,248)
                                            ----      --------     --------       -------         --------
Balance at December 31, 1998...........      279       190,701       49,778        (2,306)         238,452
                                            ----      --------     --------       -------         --------
Comprehensive income:
  Net loss.............................       --            --      (18,388)                       (18,388)
  Other comprehensive loss, foreign
     currency translation adjustment...       --            --           --        (3,263)          (3,263)
                                                                                                  --------
  Comprehensive loss...................                                                            (21,651)
Restricted stock granted...............        3           361           --            --              364
Shares issued to Defined Contribution
  Plan.................................        9         7,922           --            --            7,931
Shares issued from employee stock
  option plan exercises and other......        1         1,103           --            --            1,104
Shares purchased and retired...........       (1)       (1,224)          --            --           (1,225)
                                            ----      --------     --------       -------         --------
Balance at December 31, 1999...........      291       198,863       31,390        (5,569)         224,975
                                            ----      --------     --------       -------         --------
Comprehensive income:
  Net loss.............................       --            --       (7,538)           --           (7,538)
  Other comprehensive loss, foreign
     currency translation adjustment...       --            --           --        (4,372)          (4,372)
                                                                                                  --------
  Comprehensive loss...................       --            --           --            --          (11,910)
Restricted stock granted...............       --           405           --            --              405
Shares issued to Employee Stock
  Purchase Plan........................        2           445           --            --              447
Shares issued to Board Directors and
  other................................        4           143                                         147
Shares purchased and retired...........       (3)         (930)          --            --             (933)
                                            ----      --------     --------       -------         --------
Balance at December 31, 2000...........     $294      $198,926     $ 23,852       $(9,941)        $213,131
                                            ====      ========     ========       =======         ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).......................................  $  (7,538)  $ (18,388)  $   3,846
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Amortization of deferred data procurement costs.........    119,831     120,227     112,111
  Restructuring and other charges.........................     (3,532)     23,625          --
  Defined contribution plan expense.......................         --       7,931          --
  Depreciation............................................     29,775      26,968      23,238
  Amortization of capitalized software costs and
     intangibles..........................................      6,082       7,295       6,894
  Deferred income tax expense (benefit)...................     (6,390)    (11,571)      2,606
  Equity in earnings of affiliated companies and minority
     interests............................................     (2,257)     (4,461)       (785)
  Other...................................................        525      (1,350)     (2,864)
  Change in assets and liabilities:
     Accounts receivable, net.............................     13,425      (7,717)      9,615
     Other current assets.................................     (2,440)        655         560
     Accounts payable and accrued liabilities.............     (6,044)      7,688       3,147
     Deferred revenue.....................................      1,324       1,223       1,471
     Other, net...........................................      1,089       5,571           3
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........    143,850     157,696     159,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs...........................   (124,840)   (130,212)   (120,493)
Purchase of property, equipment and software..............    (19,768)    (31,142)    (33,731)
Capitalized software costs................................     (1,635)     (7,273)     (7,167)
Investment in joint ventures..............................     (4,678)         --          --
Proceeds from disposition of assets.......................        365         524          --
Capital contributions from minority interests and other,
  net.....................................................      2,393       2,890         319
                                                            ---------   ---------   ---------
       Net cash used by investing activities..............   (148,163)   (165,213)   (161,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings.......................................     11,000       6,281       3,000
Net repayments of capitalized leases......................     (2,124)       (480)       (810)
Purchases of Common Stock.................................       (933)     (1,225)    (20,185)
Proceeds from exercise of stock options and other.........        447       1,299       9,256
                                                            ---------   ---------   ---------
       Net cash provided (used) by financing activities...      8,390       5,875      (8,739)
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................       (240)     (1,430)        193
                                                            ---------   ---------   ---------
       Net increase (decrease) in cash and cash
          equivalents.....................................      3,837      (3,072)     (9,776)
Cash and cash equivalents at beginning of year............      8,077      11,149      20,925
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $  11,914   $   8,077   $  11,149
                                                            =========   =========   =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. SUMMARY OF ACCOUNTING POLICIES

BUSINESS

     Information Resources, Inc. and its subsidiaries (collectively referred to herein as "IRI" or the "Company") is a leading provider of universal product code ("UPC"), scanner-based business solutions services to the consumer packaged goods ("CPG") industry, offering services in the U.S., Europe and other international markets. The Company supplies CPG manufacturers, retailers and brokers with information and analysis critical to their sales, marketing and supply chain operations. IRI provides services designed to deliver value through an enhanced understanding of the consumer to a majority of the Fortune 500 companies in the CPG industry.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Information Resources, Inc. and all wholly-or majority-owned subsidiaries. Minority interests reflect the non-Company owned stockholder interests in IRI/GfK Retail Services GmbH (Germany) ("IRI/GfK Retail"), Information Resources GfK B.V. (the Netherlands) and Information Resources Espana, S.L. (Spain). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest because it exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation. The excess of the carrying value over the net book value of investments accounted for using the equity method is amortized over ten years.

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

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new products and services. In this regard, the Company is actively engaged in research and development of new database analyses and applications, software applications and services and data delivery systems. Expenditures for research and development for the years ended

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 2000, 1999 and 1998 approximated $15.8 million, $16.9 million and $18.8 million, respectively. All research and development expenditures were expensed as incurred.

BENEFITS PLANS

     The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The expense recognized for the 401(k) plan totaled approximately $2.8 million, $3.0 million and $2.9 million in 2000, 1999 and 1998, respectively.

     In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan"). The plan was designed to provide designated employees of the Company with an ownership interest in the equity of IRI in order to align the interests of those employees with the interests of IRI shareholders and compensate employees for their past performance. In December 1999, as part of the Plan, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust; all shares have been fully allocated to each individual participant's account. This has resulted in the Company recording an expense of $7.9 million in the fourth quarter of 1999 which represents the fair market value of the common stock contribution. The shares of common stock will vest and generally be distributable on the fourth anniversary of the date upon which such shares are allocated to the participant's account if the participant's employment with the Company has not been terminated, with certain exceptions for termination of employment due to retirement, disability, death or change in control. Forfeited shares will remain in the Plan and be reallocated to other participants. Of the $7.9 million expensed in 1999, $5.5 million, $2.1 million and $0.3 million relate to the U.S. Services, International Services, and Corporate segments of the business, respectively.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and funds held in money market accounts with a maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

     The carrying value of the Company's financial instruments, cash and cash equivalents, investments and debt obligations represent a reasonable estimate of their fair value. As of December 31, 2000 and 1999, the Company had no significant concentrations of credit risk related to cash equivalents and accounts receivable.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER ASSETS

     Other assets include deferred data procurement costs, intangible assets and capitalized costs of software held for sale. Data procurement costs are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the database. Intangible assets include goodwill, solicitation rights and non-compete agreements, all of which arose from acquisitions, investments or strategic alliances. Goodwill is amortized on a straight-line basis over periods from ten to twenty years. Solicitation rights are amortized on a straight-line basis over the expected useful lives of six to ten years. Non-compete agreements are being amortized over periods from five to seven years. The Company capitalizes costs incurred for computer software to be sold in accordance with Financial Accounting Standard No. 86. Capitalized costs of computer software held for sale are amortized on a straight-line basis beginning upon the software's general release date over a period not to exceed three years.

     On an ongoing basis, management reviews the valuation and amortization of these assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. During 1999, the Company wrote off certain assets as described in Note 4. Such charges were classified as Restructuring and Other Charges in 1999 in the Statement of Operations.

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

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of the Company's foreign operations are measured using local currency as the functional currency. Assets and liabilities have been translated into U.S. dollars at the rates of exchange at the balance sheet date and revenues and expenses have been translated at average exchange rates prevailing during the period. Translation gains and losses are deferred as a separate component of stockholder's equity while foreign currency transaction gains and losses are included in determining net earnings.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE AND STOCK-BASED COMPENSATION

     Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each year. Net earnings (loss) per common and common equivalent share -- diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each year. For the years ended December 31, 2000 and 1999, all stock options, aggregating 8,704,117 shares and 7,451,373 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive. For the year ended December 31, 1998, stock options aggregating 3,256,904 shares were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

     The Company accounts for stock option grants in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest expense paid and income taxes paid (refund received) during the years ended December 31, were as follows (in thousands):

                                                                 2000      1999      1998
                                                                ------    ------    ------
Interest....................................................    $2,627    $1,731    $1,257
Income taxes................................................      (124)      418     1,548

     Non-cash investing and financing activities are excluded from the consolidated statements of cash flows. During 2000, the Company acquired mainframe computer equipment in exchange for capital lease obligations recorded at $7.4 million. The Company also capitalized $5.5 million as an investment relating to the formation of the Mosaic InfoForce, L.P. joint venture. In 1999, the Company contributed 877,000 shares of common stock with a fair market value of $7.9 million to the IRI Nonqualified Defined Contribution Plan (See Note 1). In 1998 receivables of $1.6 million were reclassified to investment in joint ventures.

3. JOINT VENTURES

     During 2000, the Company and Mosaic Group, Inc. organized a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company currently has a 49% ownership interest and Mosaic Group, Inc. owns the remainder. The Company's domestic causal and custom audit data collection and merchandising business are operated by MIF. The Company capitalized $7.4 million in connection with the formation of MIF which is being accounted for using the equity method of accounting.

4. RESTRUCTURING AND OTHER CHARGES

     Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, the objective of which was to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. As a result of the planned initiatives, the Company recorded a restructuring charge of $19.7 million ($11.8 million after tax) in the fourth quarter of 1999. The key components of the charge included (i) severance related to planned staff reductions of approximately 10%, or 325, of the Company's full-time U.S. and Corporate employees; (ii) asset write-offs related to unprofitable activities that were discontinued; and (iii) the disposition of excess office space. The cost reduction program implementation began in the first quarter of 2000.

     A restructuring accrual was established in the fourth quarter of 1999 to reflect the outstanding obligations related to the fourth quarter 1999 restructuring charges. Certain restructuring costs were not eligible for

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accrual in 1999 and were recorded during 2000. The following tables reflect restructuring and other charges incurred during 2000 and 1999 and all cash payments made to date (in thousands):

                                                                   2000 ACTIVITY
                                      LIABILITY AT       ---------------------------------      LIABILITY AT
                                    DECEMBER 31, 1999    PROVISION      CASH      NON-CASH    DECEMBER 31, 2000
                                    -----------------    ---------    --------    --------    -----------------
RESTRUCTURING CHARGES
  Termination benefits..........         $8,391           $ 3,649     $(10,011)   $    --          $2,029
  Discontinued activities.......             --             3,443       (1,302)    (1,600)            541
  Disposition of excess office
     space......................            494               557         (534)      (517)             --
  Transition of German
     production to U.S.
     facilities.................             --             4,680       (4,680)        --              --
  Other costs of project........             --             2,168       (2,168)        --              --
OTHER CHARGES...................             --              (907)         907         --              --
                                         ------           -------     --------    -------          ------
                                         $8,885           $13,590     $(17,788)   $(2,117)         $2,570
                                         ======           =======     ========    =======          ======

                                                             1999 ACTIVITY
                                                    --------------------------------      LIABILITY AT
                                                    PROVISION     CASH      NON-CASH    DECEMBER 31, 1999
                                                    ---------    -------    --------    -----------------
RESTRUCTURING CHARGES
  Termination benefits..........................     $ 8,391     $    --    $     --         $ 8,391
  Discontinued activities.......................       8,631          --      (8,631)             --
  Disposition of excess office space............       1,498          --      (1,004)            494
  Other costs of project........................       1,130      (1,130)         --              --
OTHER CHARGES...................................       5,105          --      (5,105)             --
                                                     -------     -------    --------         -------
                                                     $24,755     $(1,130)   $(14,740)        $ 8,885
                                                     =======     =======    ========         =======

RESTRUCTURING CHARGES

     Termination Benefits: In the fourth quarter of 1999, the Company decided to terminate approximately 325 full-time positions during 2000 impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as corporate headquarters. The Company recorded a charge of $8.4 million in 1999 for termination benefits as communications of such benefits had been made to affected employees. Additional provisions of $3.6 million have been made in 2000 to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999. As of December 31, 2000, 336 employees have been terminated under various Project Delta initiatives.

     Discontinued Activities: During 2000, the Company ceased operations of entities in Japan (IRI Apollo K.K.) and Australia (Information Resources Australia Pty, Ltd.) which were responsible for distributing Apollo software. The Company has entered into agreements with its 40% owned affiliate, Information Resources Japan Ltd. and an unrelated company in Australia to distribute its Apollo software. In connection with the cessation of local operations, the Company incurred charges of $0.7 million and $1.0 million relating to the Japan and Australia businesses, respectively. During the third quarter of 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information will no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in 2000 relating to accelerated depreciation on this equipment.

     In 1999, the Company wrote off $8.6 million of assets related to discontinued activities of the U.S. business. This charge consisted of $4.8 million and $3.8 million relating to certain of the Company's trade promotion software applications and Card Panel database assets, respectively. The Company decided to

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

discontinue all selling activities related to its internally developed trade promotion software based on discounted future cash flow estimates. As a result of this decision, the net book value of the trade promotion software assets was written off in the fourth quarter of 1999. The Company's consumer panel business had consisted of 55,000 households that utilize hand-held scanners to record their product purchases ("Multi-outlet") and shoppers from approximately 60,000 households that present an identification card when shopping at participating grocery stores ("Card Panel"). In 1999, the Company determined that the need for a Multi-outlet panel was becoming the minimum standard for panel tracking services. As a result, the Company decided to continue to expand its Multi-outlet panel and eliminate the separate Card Panel service. The net book value of the Card Panel database asset was written off in the fourth quarter of 1999. The Company continues to collect consumer panel information from approximately 23,000 households via an identification card for limited use in connection with the Company's BehaviorScan testing service in the U.S.

     Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, office space was reduced. The Company recorded $0.6 million and $1.5 million of charges in 2000 and 1999, respectively, relating to accelerated depreciation on leasehold improvements and furniture and fixtures and lease buyouts associated with these facilities.

     Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail from an external vendor in Germany to the Company's U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. During 2000, charges of approximately $4.7 million were recorded related to this transition.

     Other Restructuring Costs: Other restructuring costs relate primarily to fees paid to the Boston Consulting Group for assistance in the identification and execution of the Project Delta objectives.

OTHER CHARGES

     In the fourth quarter of 1999, Restructuring and Other Charges included a $0.9 million charge for a non-current receivables reserve. This reserve was reversed during 2000 pursuant to a settlement agreement reached with the other party.

     During 1999, the Company determined that goodwill relating to IRI/GfK Retail was impaired, resulting in a $4.2 million charge which was included in Restructuring and Other Charges.

5. INCOME TAXES

     As of December 31, 2000, the Company had cumulative U.S. federal taxable net operating loss ("NOL") carryforwards of $107.1 million which expire primarily in 2009, 2011 and 2020. At December 31, 2000, the Company also had U.S. tax credit carryforwards of $6.7 million, $5.5 million of which expire between 2002 and 2012, and the remainder of which can be carried forward indefinitely. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to potential adjustment.

     A majority of the foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. Federal income tax return. At December 31, 2000, various foreign subsidiaries of IRI had aggregate foreign taxable NOL carryforwards, which had not been deducted in the U.S. tax returns, of $0.9 million which expire in 2009 and 2010.

     Domestic earnings (losses) before income taxes were ($10.0) million, ($28.9) million and $16.7 million for 2000, 1999 and 1998, respectively. The foreign losses before income taxes were ($3.7) million, ($0.7) million and ($10.1) million for 2000, 1999 and 1998, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax (expense) benefit relating to earnings (loss) for the years ended December 31, 2000, 1999 and 1998 consisted of the following components (in thousands):

                                                               2000      1999       1998
                                                              ------    -------    -------
Current income tax expense
  Federal.................................................    $   --    $    --    $    --
  Foreign.................................................      (265)      (397)      (129)
  State and local.........................................        --         --         --
                                                              ------    -------    -------
                                                                (265)      (397)      (129)
                                                              ------    -------    -------
Deferred income tax (expense) benefit
  Federal.................................................     4,357      9,562     (1,939)
  Foreign.................................................       228       (593)        21
  State and local.........................................     1,805      2,602       (688)
                                                              ------    -------    -------
                                                               6,390     11,571     (2,606)
                                                              ------    -------    -------
Income tax (expense) benefit..............................    $6,125    $11,174    $(2,735)
                                                              ======    =======    =======

     The Company has reduced its deferred tax liability by its U.S. federal and state NOL carryforwards and certain foreign NOL carryforwards in its consolidated financial statements. The Company expects to realize these future tax benefits primarily from future recognition of substantial taxable income resulting from the reversal of $164.7 million of existing net temporary differences.

     Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Deferred tax liabilities:
  Deferred data procurement costs...........................  $53,820   $51,329
  Capitalized software costs................................    3,151     3,048
  Acquisition related costs.................................    3,321     3,186
  Other.....................................................    5,585     5,425
                                                              -------   -------
       Total deferred tax liabilities.......................   65,877    62,988
Deferred tax assets:
  Domestic NOL carryforwards................................   41,494    28,136
  Domestic tax credit carryforwards.........................    6,737     8,429
  Foreign NOL carryforwards.................................      303     3,923
  Reserve for compensation related items....................   10,536    15,612
  Other.....................................................   15,135    14,278
                                                              -------   -------
       Total deferred tax assets............................   74,205    70,378
Valuation allowance on deferred tax assets..................   (4,297)   (9,659)
                                                              -------   -------
Net deferred tax assets.....................................   69,908    60,719
                                                              -------   -------
Net deferred tax (asset) liability..........................  $(4,031)  $ 2,269
                                                              =======   =======

     The valuation allowance was decreased by $5.4 million in 2000 primarily due to the expiration of various tax credits and was increased by $0.9 million in 1999. The allowance is provided because it is more likely than not that certain foreign NOL and tax credit carryforwards may not be fully utilized.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax (expense) benefit differs from the statutory U.S. Federal income tax rate of 35% applied to earnings (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998 as follows (in thousands):

                                                               2000      1999       1998
                                                              ------    -------    -------
Statutory tax (expense) benefit...........................    $4,783    $10,347    $(2,303)
Effects of--
  State income taxes, net of Federal income tax effect....     1,173      1,691       (447)
  Nondeductible meals and entertainment...................      (453)      (406)      (428)
  Nondeductible acquisition/organization costs............      (153)      (160)      (180)
  Foreign losses and taxes................................       265       (338)       558
  Valuation allowance.....................................        --       (713)       400
  Other non-taxable income (non-deductible expenses)......       510        753       (335)
                                                              ------    -------    -------
                                                              $6,125    $11,174    $(2,735)
                                                              ======    =======    =======

6. ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, were as follows (in thousands):

                                                                 2000       1999
                                                                -------    -------
Billed......................................................    $69,822    $73,605
Unbilled....................................................     14,706     24,294
                                                                -------    -------
                                                                 84,528     97,899
Reserve for accounts receivable.............................     (3,918)    (3,774)
                                                                -------    -------
                                                                $80,610    $94,125
                                                                =======    =======

     Payments received in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled accounts receivable represent revenues and fees on contracts and other services earned to date for which customers were not invoiced as of the balance sheet date.

7. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, were as follows (in thousands):

                                                                  2000         1999
                                                                ---------    ---------
Computer equipment and software.............................    $ 118,355    $ 117,411
Market testing and other operating equipment................       33,263       33,619
Leasehold improvements......................................       17,708       15,961
Equipment and furniture.....................................       34,183       37,544
                                                                ---------    ---------
                                                                  203,509      204,535
Accumulated depreciation....................................     (127,777)    (123,550)
                                                                ---------    ---------
                                                                $  75,732    $  80,985
                                                                =========    =========

     At December 31, 2000 the net book value of computer equipment under capital leases aggregated $6.0 million and is included in the above amounts.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. INVESTMENTS AND OTHER ASSETS

     Investments at December 31, were as follows (in thousands):

                                                                 2000       1999
                                                                -------    ------
Mosaic InfoForce, L.P. at cost plus equity in undistributed
  earnings..................................................    $ 6,101    $   --
Datos Information Resources, at cost plus equity in
  undistributed earnings....................................      4,439     4,926
GfK Panel Services Benelux B.V., at cost....................      1,315     1,315
Middle East Market Research Bureau ("MEMRB"), at cost.......      2,795     2,808
Other.......................................................      1,208       575
                                                                -------    ------
                                                                $15,858    $9,624
                                                                =======    ======

     Other assets at December 31, were as follows (in thousands):

                                                                  2000        1999
                                                                --------    --------
Deferred data procurement costs -- net of accumulated
  amortization of $132,884 in 2000 and $133,596 in 1999.....    $142,036    $140,285
Intangible assets, including goodwill -- net of accumulated
  amortization of $12,026 in 2000 and $15,050 in 1999.......       9,370      11,659
Capitalized software costs -- net of accumulated
  amortization of $4,716 in 2000 and $3,149 in 1999.........       5,862       7,799
Other.......................................................       8,738       7,357
                                                                --------    --------
                                                                $166,006    $167,100
                                                                ========    ========

     Commercial software development costs of $1.6 million, $7.3 million and $7.2 million were capitalized for the years ended December 31, 2000, 1999 and 1998.

9. LONG-TERM DEBT

     Long-term debt at December 31, was as follows (in thousands):

                                                                 2000       1999
                                                                -------    -------
Bank borrowings.............................................    $21,000    $10,000
Capitalized leases and other................................      5,965        819
                                                                -------    -------
                                                                 26,965     10,819
Less current maturities.....................................     (2,337)       (55)
                                                                -------    -------
                                                                $24,628    $10,764
                                                                =======    =======

     During October 2000, the Company amended certain financial covenants and other terms and conditions of its $60 million bank revolving credit facility. The amended facility has floating rate options at or below prime and commitment fees of up to 0.5% payable on the unused portion, and a termination date of 2002. The weighted average interest rates at December 31, 2000 and 1999 were 8.27% and 6.53%, respectively.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $5.3 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. Further, the agreement grants the bank a security interest in the

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's assets if certain financial covenants are not met. As of December 31, 2000, the Company was in compliance with all covenants.

     Capitalized leases and other primarily consist of leases for computer equipment expiring through 2003 with payments aggregating $6.8 million. Maturities of capitalized leases during each of the years 2001 through 2003 are $2.3 million, $2.6 million and $1.0 million, respectively.

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

COMMON STOCK

     At December 31, 2000, 1999 and 1998, 29,069,892, 29,068,657 and 27,867,884
shares of Common Stock, respectively, were issued and outstanding. In connection with the IRI Directors' Plan (see below), approximately 36,968 shares were reserved for future issuance at December 31, 2000. In connection with all IRI employee stock option plans, 10.8 million shares were reserved for issuance at December 31, 2000. These reserved shares were reduced by 8.7 million stock options outstanding at December 31, 2000, resulting in 2.1 million stock options available for grant under the 1992 Executive Stock Option Plan, the Employee Nonqualified Stock Option Plan and the Amended and Restated 1992 Stock Option Plan.

     In May 2000, the Company established the 2000 Employee Stock Purchase Plan ("ESPP") providing employees the opportunity to purchase Common Stock of the Company through accumulated payroll deductions. The plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Employees are eligible to purchase Common Stock at the end of an accumulation period at an amount equal to 85% of the fair market value of a share of Common Stock on the first or last day of an accumulation period, whichever is lower. Employees are restricted from trading stock purchased under the ESPP for six months from the date of purchase. In December 2000, the end of the first accumulation period under the ESPP, the Company sold 158,827 shares of Common Stock held in treasury for $0.4 million to employees participating in ESPP.

     During 2000, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced in August 2000 that was established to acquire shares to fund the Company's ESPP. The program, approved by the Company's Board of Directors, authorizes the periodic repurchase of up to one million shares of its Common Stock on the open market, or in privately negotiated transactions, depending upon market conditions and other factors. The Company purchased 158,700 shares of Common Stock, at an average cost of $5.88 per share, aggregating $0.9 million during 2000.

     In May 1996, the Company's shareholders approved a stock plan for non-employee directors (the "IRI Directors' Plan"), authorizing the issuance of up to 100,000 shares of Common Stock. Under the IRI Directors' Plan, an eligible director is paid annually in shares of Common Stock in lieu of 75% of the cash retainer otherwise payable for services on the Board. The number of shares issued is based upon the fair market value of the Company's Common Stock. The Company issued 13,098, 21,215, and 8,154 shares in 2000, 1999 and 1998 at a price of $5.41, $8.72 and $17.38 per share, respectively, under the IRI Directors' Plan.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     There are restrictions in IRI's bank revolving credit facility and lease agreements which limit the payment of dividends and the purchases or redemption of Common Stock. (See Note 9.)

STOCK OPTIONS

     The Company has several stock option plans. The Employee Stock Option Plan and the Amended and Restated 1992 Stock Option Plan cover most employees other than executive officers and directors. Substantially all options under these plans have been granted at fair market value or higher. Most option grants are exercisable in equal annual increments of 25% beginning on the first anniversary of the grant date and expire ten years after the date of grant. IRI also has an Executive Stock Option Plan covering executive officers and directors which at inception authorized up to 2.5 million stock options. Most options under this plan were granted at fair market value and are exercisable in equal annual increments of 25% beginning on the first anniversary of the grant date and expire ten years after the date of grant. For options granted at less than fair market value, the Company recognizes compensation expense over the vesting period for the difference between the total fair market value and the total exercise price on the date of grant.

     The following table presents, on a pro forma basis, net earnings (loss) and net earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 as if an alternate method of accounting as prescribed by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" for stock options had been adopted (in thousands, except per share data):

                                                              2000        1999       1998
                                                            --------    --------    ------
Net earnings (loss) -- as reported......................    $ (7,538)   $(18,388)   $3,846
                                                            ========    ========    ======
Net earnings (loss) -- pro forma........................    $(10,670)   $(21,687)   $  981
                                                            ========    ========    ======
Net earnings (loss) per common share -- basic -- as
  reported..............................................    $   (.26)   $   (.66)   $  .13
                                                            ========    ========    ======
Net earnings (loss) per common share -- basic -- pro
  forma.................................................    $   (.37)   $   (.77)   $  .03
                                                            ========    ========    ======
Net earnings (loss) per common and common equivalent
  share -- diluted -- as reported.......................    $   (.26)   $   (.66)   $  .13
                                                            ========    ========    ======
Net earnings (loss) per common and common equivalent
  share -- diluted -- pro forma.........................    $   (.37)   $   (.77)   $  .03
                                                            ========    ========    ======

     The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 6.15%, 5.5% and 5.5% for 2000, 1999 and 1998, respectively; stock price volatility factor of 69.0%, 61.0% and 55.9% for 2000, 1999 and 1998, respectively; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 2000, 1999 and 1998 was $3.19, $5.01 and $6.64, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Transactions involving stock options for the Executive and Employee Stock Option Plans are summarized as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                  NUMBER      EXERCISE
                                                                OF OPTIONS     PRICE
                                                                ----------    --------
Outstanding January 1, 1998.................................     7,261,623     $14.36
Granted.....................................................     1,647,345      12.52
Canceled/Expired............................................      (997,762)     15.89
Exercised...................................................      (584,972)     13.88
                                                                ----------     ------
Outstanding December 31, 1998...............................     7,326,234      13.73
Granted.....................................................     1,461,500       8.80
Canceled/Expired............................................    (1,238,931)     14.58
Exercised...................................................       (97,430)      9.85
                                                                ----------     ------
Outstanding December 31, 1999...............................     7,451,373      12.68
Granted.....................................................     3,400,215       5.12
Canceled/Expired............................................    (2,147,471)     12.32
Exercised...................................................            --         --
                                                                ----------     ------
Outstanding December 31, 2000...............................     8,704,117     $ 9.82
                                                                ==========     ======
Exercisable December 31, 2000...............................     4,025,198     $13.60
                                                                ==========     ======

     Stock options outstanding at December 31, 2000 are as follows:

                                                   WEIGHTED      OUTSTANDING                   EXERCISABLE
                                                    AVERAGE       WEIGHTED                      WEIGHTED
                                                   REMAINING       AVERAGE                       AVERAGE
                                     NUMBER       CONTRACTUAL     EXERCISE        NUMBER        EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING       LIFE           PRICE       EXERCISABLE       PRICE
------------------------           -----------    -----------    -----------    -----------    -----------
$3.438-$4.125..................     2,215,000        9.47          $ 3.91               --       $   --
$4.375-$9.50...................     2,309,525        8.27          $ 7.66          592,844         8.44
$9.563-$14.00..................     2,381,848        6.10          $12.72        1,702,234        12.89
$14.125-$34.00.................     1,797,744        2.93          $16.02        1,730,120        16.06
                                    ---------        ----          ------        ---------       ------
$3.438-$34.00..................     8,704,117        6.88          $ 9.82        4,025,198       $13.60
                                    =========        ====          ======        =========       ======

11. COMMITMENTS, CONTINGENCIES AND LITIGATION

LEASE AGREEMENTS AND OTHER COMMITMENTS

     Future minimum lease payments under all operating leases as of December 31, 2000 are as follows (in thousands):

                  YEAR ENDING DECEMBER 31,                      OPERATING LEASE PAYMENTS
                  ------------------------                      ------------------------
2001........................................................            $ 27,656
2002........................................................              23,763
2003........................................................              16,938
2004........................................................              12,818
2005........................................................              10,807
After 2005..................................................              39,903
                                                                        --------
Total minimum lease payments................................            $131,885
                                                                        ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $24.9 million, $27.4 million and $30.9 million, respectively.

LEGAL PROCEEDINGS

     On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now a subsidiary of ACNielsen) and IMS International, Inc. (collectively, the "Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries, in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying/bundling services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and
vi) disparaging the Company to financial analysts and clients. By the Action, the Company sought to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling. On July 13, 2000, the District Court in a procedural ruling held that IRI lacked standing to assert claims for injury suffered from Defendants' activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures and dismissed such claims. On February 6, 2001, the Court denied IRI leave to join its subsidiaries as parties to assert such claims for injury concluding that it lacked subject matter jurisdiction under the Sherman Act. IRI is currently weighing its options concerning claims for injury suffered by IRI or its subsidiaries in markets outside the United States.

     On January 15, 1999, IRI filed an action against Manugistics, Inc. ("Manugistics") in the Circuit Court of Cook County, Illinois, Case No. 99 L 00599. In Count I of its two count action, IRI has alleged that Manugistics has breached a Data Marketing and Guaranteed Revenue Agreement between IRI and Manugistics ("Agreement") by failing to pay certain amounts due to IRI thereunder. The Agreement was entered into by IRI and Manugistics in connection with the sale by IRI to Manugistics of certain assets relating to the manufacture, sale and servicing of certain logistics software. IRI has also alleged that Manugistics committed an anticipatory breach of the Agreement with respect to certain other amounts not yet due thereunder. IRI now seeks damages in excess of $15.0 million in connection with these claims. In Count II, IRI has alleged that Manugistics breached a related Non-Competition and Non-Solicitation agreement between IRI and Manugistics (the "Non-Competition Agreement"). IRI seeks unspecified damages to be determined at trial under this count. On March 2, 1999, Manugistics filed a Motion to Stay Proceedings and Compel Arbitration. IRI agreed to arbitrate all claims related to the Agreement and filed an arbitration demand before the American Arbitration Association on July 9, 1999. The Arbitrator scheduled the arbitration to commence on November 5, 2001. IRI's claims against Manugistics for breach of the Non-Competition Agreement remain pending before the Circuit Court. Manugistics denies that it owes IRI any damages, claiming a failure of consideration. IRI vigorously disputes this assertion.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables and discussion present certain information regarding the operations of the Company by geographic segment as of December 31, 2000, 1999, and 1998 (in thousands):

SEGMENTED RESULTS:

                                                                  2000        1999        1998
                                                                --------    --------    --------
Revenues:
  U.S. Services.............................................    $397,895    $416,729    $396,992
  International Services....................................     133,028     129,544     114,331
                                                                --------    --------    --------
          Total.............................................    $530,923    $546,273    $511,323
                                                                ========    ========    ========
Operating Results:
  U.S. Services.............................................    $ 15,833    $ 25,672    $ 31,515
International Services:
  Operating loss............................................      (4,628)    (13,709)    (15,689)
  Minority interests benefit................................       2,746       4,256         342
  Equity in earnings of affiliated companies................         575         205         443
                                                                --------    --------    --------
          Subtotal-- International Services.................      (1,307)     (9,248)    (14,904)
Corporate and other expenses including equity in loss of
  affiliated companies......................................     (10,960)    (11,848)     (8,856)
Defined contribution plan expense (a).......................          --      (7,931)         --
Restructuring and other charges (b).........................     (13,590)    (24,755)         --
                                                                --------    --------    --------
          Operating Results.................................     (10,024)    (28,110)      7,755
Interest expense and other, net.............................      (3,639)     (1,452)     (1,174)
                                                                --------    --------    --------
          Earnings (loss) before income taxes...............    $(13,663)   $(29,562)   $  6,581
                                                                ========    ========    ========

IDENTIFIABLE ASSETS:

                                                                  2000        1999        1998
                                                                --------    --------    --------
U.S. Services...............................................    $223,916    $237,913    $232,851
International Services......................................     126,258     120,943     126,650
Corporate(c)................................................      14,986       9,624       9,792
                                                                --------    --------    --------
          Total Identifiable Assets.........................    $365,160    $368,480    $369,293
                                                                ========    ========    ========

---------------
(a) $5.5 million, $2.1 million and $0.3 million of defined contribution plan expense relates to U.S. Services, International Services and Corporate, respectively.

(b) $7.4 million, $7.1 million and $(.9) million of restructuring and other charges relate to U.S. Services, International Services and Corporate, respectively, for the year ended December 31, 2000 and $19.7 million, $4.2 million and $.9 million of restructuring and other charges relate to U.S. Services, International Services and Corporate, respectively, for the year ended December 31, 1999.

(c) Identifiable corporate assets represent investments. (See Note 8.)

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER CASH FLOW INFORMATION:

                                                        UNITED
                                                        STATES     INTERNATIONAL    CORPORATE     TOTAL
                                                        ------     -------------    ---------     -----
                                                                         (IN THOUSANDS)
Capital expenditures
  2000..............................................    $11,860       $ 5,791        $2,117      $ 19,768
  1999..............................................     23,394         5,413         2,335        31,142
  1998..............................................     26,976         5,453         1,302        33,731
Depreciation expense
  2000..............................................    $21,216       $ 4,618        $3,941      $ 29,775
  1999..............................................     18,946         4,686         3,336        26,968
  1998..............................................     16,556         4,921         1,761        23,238
Data procurement expenditures
  2000..............................................    $74,761       $50,079        $   --      $124,840
  1999..............................................     80,740        49,472            --       130,212
  1998..............................................     76,940        43,553            --       120,493
Amortization of data procurement expenditures
  2000..............................................    $75,749       $44,082        $   --      $119,831
  1999..............................................     78,508        41,719            --       120,227
  1998..............................................     74,583        37,528            --       112,111

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUMMARY OF QUARTERLY DATA (UNAUDITED)

     Summaries of consolidated results on a quarterly basis are as follows (in thousands, except per share data):

                                                                            2000
                                                        --------------------------------------------
                                                         FIRST       SECOND      THIRD       FOURTH
                                                        QUARTER     QUARTER     QUARTER     QUARTER
                                                        --------    --------    --------    --------
Revenues............................................    $129,141    $133,931    $131,672    $136,179
                                                        ========    ========    ========    ========
Restructuring and other charges.....................      (3,557)     (2,082)     (3,157)     (4,794)
                                                        ========    ========    ========    ========
Operating profit (loss).............................      (6,961)     (1,671)        882      (4,532)
                                                        ========    ========    ========    ========
Net loss............................................      (3,554)       (987)       (598)     (2,399)
                                                        ========    ========    ========    ========
Net loss per common share -- basic..................        (.12)       (.03)       (.02)       (.08)
                                                        ========    ========    ========    ========
Net loss per common and common equivalent share --
  diluted...........................................        (.12)       (.03)       (.02)       (.08)
                                                        ========    ========    ========    ========
Weighted average common shares -- basic.............      29,068      29,071      29,046      28,952
                                                        ========    ========    ========    ========
Weighted average common and common equivalent shares
  -- diluted........................................      29,068      29,071      29,046      28,952
                                                        ========    ========    ========    ========

                                                                            1999
                                                        --------------------------------------------
                                                         FIRST       SECOND      THIRD       FOURTH
                                                        QUARTER     QUARTER     QUARTER     QUARTER
                                                        --------    --------    --------    --------
Revenues............................................    $131,745    $137,847    $136,092    $140,589
                                                        ========    ========    ========    ========
Defined contribution plan...........................          --          --          --      (7,931)
                                                        ========    ========    ========    ========
Restructuring and other charges.....................          --          --          --     (24,755)
                                                        ========    ========    ========    ========
Operating profit (loss).............................      (1,774)        394       1,921     (33,112)
                                                        ========    ========    ========    ========
Net earnings (loss).................................        (251)        468       1,328     (19,933)
                                                        ========    ========    ========    ========
Net earnings (loss) per common share -- basic.......        (.01)        .02         .05        (.71)
                                                        ========    ========    ========    ========
Net earnings (loss) per common and common equivalent
  share -- diluted..................................        (.01)        .02         .05        (.71)
                                                        ========    ========    ========    ========
Weighted average common shares--basic...............      27,865      28,080      28,120      28,185
                                                        ========    ========    ========    ========
Weighted average common and common equivalent shares
  -- diluted........................................      27,865      28,098      28,267      28,185
                                                        ========    ========    ========    ========

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting of stockholders scheduled for May 18, 2001. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting of stockholders scheduled for May 18, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting of stockholders scheduled for May 18, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting of stockholders scheduled for May 18, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report:

         1. Financial Statements

            The consolidated financial statements of the Company are included in
            Part II, Item 8 of this Report.

                                                                             PAGE
                                                                             NO.
                                                                             ----
        2.   Financial Statement Schedules

             Schedule II-- Valuation and Qualifying Accounts; Reserve for
             Accounts Receivable.........................................     49

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

             Employment agreement dated April 30, 1999 between the Company and Joseph P. Durrett.

             Restricted stock agreement dated April 30, 1999 between the Company and Joseph P. Durrett.

             Employment agreement dated May 28, 1999 between the Company and Rick Kurz.

             Information Resources, Inc. 1999 Restricted Stock Plan.

             Information Resources, Inc. 1999 Nonqualified Defined
             Contribution Plan.

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

             Employment agreement dated February 4, 2000 between the Company and Andrew Balbirer.

                                                                             PAGE
                                                                             NO.
                                                                             ----
             Amendment to employment letter agreement dated June 16, 2000 between the Company and Edward Kuehnle.

             Amended and Restated 1992 Stock Option Plan, as amended effective June 29, 2000.

             1992 Executive Stock Option Plan, as amended effective June
             29, 2000.

             Employee Nonqualified Stock Option Plan, as amended effective June 29, 2000.

             Employment letter agreement dated May 19, 2000 between the Company and Mary K. Sinclair.

             Form of Employment and Change in Control Agreement between the Company and certain executive officers.

             Directors Deferred Compensation Plan.

             Information Resources, Inc. 2000 Employee Stock Purchase
             Plan effective as of May 19, 2000.

     (b) Reports on 8-K:

         None

     (c) Exhibits

         See Exhibit Index (immediately following the signature page)

                                                                     SCHEDULE II

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        RESERVE FOR ACCOUNTS RECEIVABLE
                                 (IN THOUSANDS)

                                                                    CHARGED
                                                      BALANCE AT    TO COSTS      DEDUCTIONS       BALANCE AT
                                                      BEGINNING       AND       (NET WRITEOFFS/      END OF
                   DESCRIPTION                        OF PERIOD     EXPENSES      RECOVERIES)        PERIOD
                   -----------                        ----------    --------    ---------------    ----------
Year ended December 31, 1998......................      $3,840       $1,883         $  (961)         $4,762
Year ended December 31, 1999......................      $4,762       $  285         $(1,273)         $3,774
Year ended December 31, 2000......................      $3,774       $1,121         $  (977)         $3,918

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: March 28, 2001
                                            INFORMATION RESOURCES, INC.

                                            By:    /s/ JOSEPH P. DURRETT
                                              ----------------------------------
                                                      Joseph P. Durrett
                                                President and Chief Executive
                                                            Officer

     Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2001.

                         SIGNATURE                                             TITLE
                         ---------                                             -----
                   /s/ JOSEPH P. DURRETT                     Chairman of the Board of Directors,
-----------------------------------------------------------    President, Chief Executive Officer and
                     Joseph P. Durrett                         Director

                  /s/ ANDREW G. BALBIRER                     Executive Vice President and Chief
-----------------------------------------------------------    Financial Officer [Principal financial
                    Andrew G. Balbirer                         officer]

                   /s/ MARY K. SINCLAIR                      Executive Vice President and Controller
-----------------------------------------------------------    [Principal accounting officer]
                     Mary K. Sinclair

                  * /s/ JAMES G. ANDRESS                     Director
-----------------------------------------------------------
                     James G. Andress

                 * /s/ WILLIAM B. CONNELL                    Director
-----------------------------------------------------------
                    William B. Connell

                  * /s/ EDWIN E. EPSTEIN                     Director
-----------------------------------------------------------
                     Edwin E. Epstein

                 * /s/ BRUCE A. GESCHEIDER                   Director
-----------------------------------------------------------
                    Bruce A. Gescheider

                  * /s/ JOHN D.C. LITTLE                     Director
-----------------------------------------------------------
                     John D.C. Little

                  * /s/ LEONARD M. LODISH                    Director
-----------------------------------------------------------
                     Leonard M. Lodish

                  * /s/ EDWARD E. LUCENTE                    Director
-----------------------------------------------------------
                     Edward E. Lucente

                  * /s/ JEFFERY P. STAMEN                    Director
-----------------------------------------------------------
                     Jeffrey P. Stamen

                         SIGNATURE                                             TITLE
                         ---------                                             -----
             * /s/ RAYMOND H. VAN WAGENER, JR.               Director
-----------------------------------------------------------
                Raymond H. Van Wagener, Jr.

                * /s/ THOMAS W. WILSON, JR.                  Director
-----------------------------------------------------------
                   Thomas W. Wilson, Jr.

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

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
  3(a)  -- Copy of the certificate of incorporation of the Company dated May 27, 1982, as amended. (Incorporated by
           reference. Previously filed as Exhibit 3(a) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1988)                                      IBRF
   (b)  -- Copy of the bylaws of the Company, as amended.
           (Incorporated by reference. Previously filed as Exhibit
           3(b) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1988).                         IBRF
   (c)  -- Copy of amendments to the Certificate of Incorporation approved by the stockholders on May 16, 1989.
           (Incorporated by reference. Previously filed as Exhibit
           3(c) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989)                          IBRF
   (d)  -- Copy of amendments to the bylaws of the Company as approved by the Board of Directors bringing the bylaws
           into conformity with the amendments to the Certificate of
           Incorporation approved by the stockholders May 16, 1989.
           (Incorporated by reference. Previously filed as Exhibit
           3(d) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989)                          IBRF
   (e)  -- Certificate of Designations of Series A Participating
           Preferred Stock, as adopted by the Board of Directors of
           the Company on March 2, 1989 and duly filed with the
           Secretary of State of the State of Delaware March 15,
           1989. (Incorporated by reference. Previously filed as
           Exhibit 3(e) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1989)                  IBRF
 10     -- Material Contracts
   (a)  -- Information Resources, Inc., Nonqualified Stock Option
           Plan effective January 1, 1984, as amended. (Incorporated
           by reference. Previously filed as Exhibit 10(b) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1988)                                          IBRF
   (b)  -- Consulting and Noncompetition Agreement dated January 16,
           1987 between the Company and Edwin Epstein. (Incorporated
           by reference. Previously filed as Exhibit 10(e) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1987)                                      IBRF
   (c)  -- Form of letter agreement between the Company and John
           D.C. Little. (Incorporated by reference. Previously filed
           as Exhibit 10(m) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989)             IBRF
   (d)  -- Agreement effective January 1, 1989 between the Company and Edwin Epstein, amending the Consulting and
           Noncompetition Agreement dated January 16, 1987, which
           Consulting and Noncompetition Agreement is referred to in
           Exhibit 10(b) hereof. (Incorporated by reference.
           Previously filed as Exhibit 19(a) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1989)                                                     IBRF
   (e)  -- Letter agreement dated August 7, 1989 between the Company and Leonard Lodish. (Incorporated by reference.
           Previously filed as Exhibit 3(q) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1989)                                                     IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (f)  -- Lease Agreement dated September 27, 1990 between
           Randolph/ Clinton Limited Partnership and the Company.
           (Incorporated by reference. Previously filed as Exhibit
           2.1 to the Company's Current Report on Form 8-K dated
           September 27, 1990)                                           IBRF
   (g)  -- Second Amendment to Lease Agreement dated September 27,
           1990 between the Company and Randolph/Clinton Limited
           Partnership. (Incorporated by reference. Previously filed
           as Exhibit 10 to the Company's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1995)                    IBRF
   (h)  -- Amended and Restated Asset Purchase Agreement dated as of
           June 12, 1995 by and between the Company and Oracle
           Corporation. (Incorporated by reference. Previously filed
           as Exhibit 2.1 to the Company's Current Report on Form
           8-K dated July 27, 1995 and filed August 11, 1995)            IBRF
   (i)  -- Licenses-Back Agreement dated as of July 27, 1995 between the Company and Oracle Corporation. (Incorporated by
           reference. Previously filed as Exhibit B to the Amended
           and Restated Asset Purchase Agreement dated as of July
           27, 1995 filed as Exhibit 2.1 to the Current Report on
           Form 8-K dated July 27, 1995 and filed August 11, 1995)       IBRF
   (j)  -- Form of Information Resources, Inc.
           Directorship/Officership Agreement between the Company
           and each of its directors, executive officers and certain
           other officers. (Incorporated by reference. Previously
           filed as Exhibit 10(x) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1994).       IBRF
   (k)  -- Information Resources, Inc. Amended and Restated 401(k)
           Retirement Savings Plan and Trust adopted by the Company
           effective May 24, 1995. (Incorporated by reference.
           Previously filed as Exhibit 10(hh) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996)                                            IBRF
   (l)  -- First Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective July 1, 1996. (Incorporated by reference.
           Previously filed as Exhibit 10(ii) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996)                                            IBRF
   (m)  -- Second Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective March 1, 1997. (Incorporated by reference.
           Previously filed as Exhibit 10(jj) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996)                                            IBRF
   (n)  -- Trust Agreement between Information Resources, Inc. and
           Fidelity Management Trust Company dated as of July 1,
           1996. (Incorporated by reference. Previously filed as
           Exhibit 10(kk) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996)             IBRF
   (o)  -- First Amendment to Trust Agreement between Fidelity
           Management Trust Company and Information Resources, Inc.
           effective March 1, 1997. (Incorporated by reference.
           Previously filed as Exhibit 10(ll) to the Company's
           Annual Report on Form 10K for the fiscal year ended
           December 31, 1996)                                            IBRF
   (p)  -- Credit Agreement dated October 31, 1997 among the
           Company, the Bank Parties thereto and Harris Trust and
           Savings Bank, as Agent. (Incorporated by reference.
           Previously filed as Exhibit 10 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           1997)                                                         IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (q)  -- Rights Agreement between Information Resources, Inc. and
           Harris Trust and Savings Bank, amended and restated as of
           October 27, 1997. (Incorporated by reference. Previously
           filed as Exhibit 4.2 to the Company's Current Report on
           Form 8-A/A dated October 27, 1997 and filed October 28,
           1997)                                                         IBRF
   (r)  -- Information Resources, Inc. Executive Deferred
           Compensation Plan effective January 1, 1999.
           (Incorporated by reference. Previously filed as Exhibit
           10(ff) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1998)                      IBRF
   (s)  -- First Amendment to Credit Agreement dated as of February
           10, 1999 between the Company, the Banks Party thereto and
           Harris Trust and Savings Bank, as agent for the Banks.
           (Incorporated by reference. Previously filed as Exhibit
           10(hh) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1998).                     IBRF
   (t)  -- Employment agreement dated April 30, 1999 between the
           Company and Joseph P. Durrett. (Incorporated by
           reference. Previously filed as Exhibit 10(kk) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1999)                                          IBRF
   (u)  -- Restricted stock agreement dated April 30, 1999 between the Company and Joseph P. Durrett. (Incorporated by
           reference. Previously filed as Exhibit 10(ll) to the
           Company's Quarterly Report Form on 10-Q for the quarter
           ended June 30, 1999)                                          IBRF
   (v)  -- Employment agreement dated May 28, 1999 between the
           Company and Rick Kurz. (Incorporated by reference.
           Previously filed as Exhibit 10(mm) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June
           30, 1999)                                                     IBRF
   (w)  -- Information Resources, Inc. 1999 Restricted Stock Plan.
           (Incorporated by reference. Previously filed as Exhibit
           99-1 to the Company's Registration Statement filed with
           the SEC on February 25, 2000).                                IBRF
   (x)  -- Information Resources, Inc. 1999 Nonqualified Defined
           Contribution Plan. (Incorporated by reference. Previously
           filed as Exhibit 99-2 to the Company's Registration
           Statement filed with the SEC on February 25, 2000)            IBRF
   (y)  -- Information Resources, Inc. 1999 Nonqualified Defined
           Contribution Plan Trust. (Incorporated by reference.
           Previously filed as Exhibit 99-3 to the Company's
           Registration Statement filed with the SEC on February 25,
           2000)                                                         IBRF
   (z)  -- Second Amendment to Credit Agreement dated as of February
           9, 2000 between the Company, the Banks party thereto and
           Harris Trust and Savings Bank, as agent for the Banks.
           (Incorporated by reference. Previously filed as Exhibit
           10(gg) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1999).                     IBRF
   (aa) -- Employment agreement dated March 1, 1999, as amended by letter agreement dated April 27, 1999, between the
           Company and Timothy Bowles. (Incorporated by reference.
           Previously filed as Exhibit 10(hh) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1999)                                            IBRF
   (bb) -- Employment letter agreement dated September 8, 1999, as amended by letters dated September 11 and September 13,
           respectively, between the Company and Edward Kuehnle.
           (Incorporated by reference. Previously filed as Exhibit
           10(ii) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1999).                     IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (cc) -- Employment agreement dated February 4, 2000 between the
           Company and Andrew Balbirer. (Incorporated by reference.
           Previously filed as Exhibit 10(jj) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1999)                                            IBRF
   (dd) -- Amendment to employment letter agreement dated June 16,
           2000 between the Company and Edward Kuehnle.
           (Incorporated by reference. Previously filed as Exhibit
           10(kk) to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 2000)                              IBRF
   (ee) -- Amended and Restated 1992 Stock Option Plan, as amended effective June 29, 2000. (Incorporated by reference.
           Previously filed as Exhibit 10(ll) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June
           30, 2000)                                                     IBRF
   (ff) -- 1992 Executive Stock Option Plan, as amended effective
           June 29, 2000. (Incorporated by reference. Previously
           filed as Exhibit 10(mm) to the Company's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 2000).            IBRF
   (gg) -- Employee Nonqualified Stock Option Plan, as amended effective June 29, 2000. (Incorporated by reference.
           Previously filed as Exhibit 10(nn) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June
           30, 2000)                                                     IBRF
   (hh) -- Employment letter agreement dated May 19, 2000 between the Company and Mary K. Sinclair. (Incorporated by
           reference. Previously filed as Exhibit 10(oo) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2000)                                          IBRF
   (ii) -- Form of Employment and Change in Control Agreement
           between the Company and certain executive officers.
           (Incorporated by reference. Previously filed as Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 2000)                         IBRF
   (jj) -- Outsourcing Services Agreement between the Company and
           Mosaic InfoForce, L.P. (Incorporated by reference.
           Previously filed as Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 2000)                                           IBRF
   (kk) -- Information Resources, Inc. Third Amendment to Credit
           Agreement. (Incorporated by reference. Previously filed
           as Exhibit 10.3 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 2000)                IBRF
   (ll) -- Directors Deferred Compensation Agreement. (Incorporated
           by reference. Previously filed as Exhibit 10.4 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 2000).                                    IBRF
   (mm) -- Information Resources, Inc. 2000 Employee Stock Purchase
           Plan effective as of May 19, 2000. (Incorporated by
           reference. Previously filed as Exhibit 99.1 to the
           Company's Registration Statement filed with the
           Securities and Exchange Commission on June 15, 2000)          IBRF
   (nn) -- Fourth Amendment to Lease Agreement effective December
           28, 2000 by and between the Company and Randolph/Clinton
           Limited Partnership                                             EF
 18     -- Letter regarding change in accounting principle.
           (Incorporated by reference. Previously filed as Exhibit
           18 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1994)                                 IBRF
 21     -- Subsidiaries of the Registrant (filed herewith)                 EF
 23     -- Consent of Independent Auditors (filed herewith)                EF
 24     -- Powers of Attorney (filed herewith)                             EF