Form 10-Q
period 2001-03-31
INFORMATION RESOURCES INC
filed 2001-05-15
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934.


             For the quarterly period ended March 31, 2001

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






   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

   The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 30, 2001 was 29,053,777.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



ASSETS                                                                             MARCH 31, 2001  DECEMBER 31, 2000
                                                                                   --------------  -----------------
                                                                                    (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                         $   9,407     $  11,914
     Accounts receivable, net                                                             86,921        80,610
     Prepaid expenses and other                                                            9,680        11,009
                                                                                       ---------     ---------
          Total Current Assets                                                           106,008       103,533
                                                                                       ---------     ---------

Property and equipment, at cost                                                          207,788       203,509
Accumulated depreciation                                                                (134,703)     (127,777)
                                                                                       ---------     ---------
     Net Property and Equipment                                                           73,085        75,732

Investments                                                                               15,512        15,858

Deferred income taxes
                                                                                           7,543         4,031

Other assets                                                                             163,137       166,006
                                                                                       ---------     ---------

                                                                                       $ 365,285     $ 365,160
                                                                                       =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Current maturities of capitalized leases                                          $   2,388     $   2,337
     Accounts payable                                                                     58,529        53,360
     Accrued compensation and benefits                                                    17,782        22,609
     Accrued property, payroll and other taxes                                             2,594         1,980
     Accrued expenses                                                                      9,716        11,372
     Accrued restructuring costs                                                           1,744         2,570
     Deferred revenue                                                                     30,438        24,487
                                                                                       ---------     ---------
          Total Current Liabilities                                                      123,191       118,715
                                                                                       ---------     ---------

Long-term debt                                                                            25,507        24,628
Other liabilities                                                                          7,691         8,686

STOCKHOLDERS' EQUITY
     Preferred stock - authorized, 1,000,000 shares,
          $.01 par value; none issued                                                         --            --
     Common stock - authorized 60,000,000 shares,
          $.01 par value, 29,053,777 and 29,069,892
          shares issued and outstanding, respectively                                        294           294
     Additional paid-in capital                                                          198,940       198,926
     Retained earnings                                                                    21,377        23,852
     Accumulated other comprehensive loss                                                (11,715)       (9,941)
                                                                                       ---------     ---------
          Total Stockholders' Equity                                                     208,896       213,131
                                                                                       ---------     ---------
                                                                                       $ 365,285     $ 365,160
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      THREE MONTHS ENDED
                                                    ----------------------
                                                           MARCH 31,
                                                    ----------------------
                                                       2001         2000
                                                    ---------    ---------

Information services revenues                       $ 136,308    $ 129,141
Costs and expenses:
   Information services sold                         (122,260)    (119,605)
   Selling, general and administrative expenses       (13,323)     (12,940)
   Restructuring and other charges                     (4,097)      (3,557)
                                                    ---------    ---------
                                                     (139,680)    (136,102)
                                                    ---------    ---------

Operating loss                                         (3,372)      (6,961)

Interest expense and other, net                        (1,407)        (813)

Equity in earnings (loss) of affiliated companies         (56)         113

Minority interest benefit                                 792        1,207
                                                    ---------    ---------

Loss before income taxes                               (4,043)      (6,454)

Income tax benefit                                      1,568        2,900
                                                    ---------    ---------

Net loss                                            $  (2,475)   $  (3,554)
                                                    =========    =========

Net loss per common share - basic                   $    (.09)   $    (.12)
                                                    =========    =========

Net loss per common and
 common equivalent share - diluted                  $    (.09)   $    (.12)
                                                    =========    =========

Weighted average common shares - basic                 29,069       29,068
                                                    =========    =========

Weighted average common and
  common equivalent shares - diluted                   29,069       29,068
                                                    =========    =========







        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (2,475)   $ (3,554)

Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of deferred data procurement costs                       30,688      30,201
     Depreciation                                                           7,321       7,329
     Amortization of capitalized software costs and intangibles             1,472       1,484
     Restructuring and other charges                                          195       1,062
     Deferred income tax benefit                                           (1,568)     (2,900)
     Equity in earnings of affiliated companies and minority interests       (736)     (1,321)
     Other                                                                     59          68
     Change in assets and liabilities:
       Accounts receivable, net                                            (6,420)     (8,989)
       Other current assets                                                 1,329          30
       Accounts payable and accrued liabilities                               104     (12,229)
       Deferred revenue                                                     5,951       6,426
       Other, net                                                           1,121       2,351
                                                                         --------    --------
             Net cash provided by operating activities                     37,041      19,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                           (32,221)    (31,074)
Purchase of property, equipment and software                               (6,502)     (3,803)
Capitalized software costs                                                   (357)       (783)
Investment in joint ventures                                                 (917)         --
Capital contributions from minority interests and other, net                  134         599
                                                                         --------    --------
             Net cash used in investing activities                        (39,863)    (35,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings                                                              1,500      14,000
Purchases of common stock                                                    (110)         --
Net repayments of capital leases                                             (456)       (387)
                                                                         --------    --------
             Net cash provided by financing activities                        934      13,613

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (619)        312
                                                                         --------    --------

             Net decrease in cash and cash equivalents                     (2,507)     (1,178)

  Cash and cash equivalents at beginning of period                         11,914       8,077
                                                                         --------    --------

  Cash and cash equivalents at end of period                             $  9,407    $  6,899
                                                                         ========    ========



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc. and all wholly or majority owned subsidiaries and affiliates (collectively the "Company"). Minority interests reflect the non-Company owned stockholder interests in international operations. The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest because it exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation. The excess of the carrying value over the net book value of investments accounted for using the equity method is amortized over ten years.

         Interim financial statements: The interim financial statements are unaudited, but include all adjustments necessary (consisting of normal recurring adjustments), in the opinion of management, for a fair statement of financial position and results of operations for the period presented. The preparation of interim financial statements necessarily relies on estimates, requiring the use of caution in estimating results for the full year based on interim results of operations.

         Reclassifications: Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

         Earnings (Loss) per Common and Common Equivalent Share: Net earnings
(loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings (loss) per common and common equivalent share--diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. In 2000 and 2001, common stock equivalents were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid (received) for interest and income taxes during the period was as follows (in thousands):

                                            THREE MONTHS ENDED
                                            ------------------
                                                 MARCH 31,
                                            ------------------
                                             2001        2000
                                            ------      ------

       Interest                             $ 649       $ 499
       Income taxes                            (5)         41

         Non-cash investing and financing activities are excluded from the consolidated statement of cash flows.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



NOTE 3 - ACCOUNTS RECEIVABLE

           Accounts receivable were as follows (in thousands):


                                              MARCH 31, 2001  DECEMBER 31, 2000
                                              --------------  -----------------

Billed                                          $ 72,682         $ 69,822
Unbilled                                          17,728           14,706
                                                --------         --------
                                                  90,410           84,528
Reserve for accounts receivable                   (3,489)          (3,918)
                                                --------         --------

                                                $ 86,921         $ 80,610
                                                ========         ========

NOTE 4 - INVESTMENTS AND OTHER ASSETS

           Investments were as follows (in thousands):

                                              MARCH 31, 2001  DECEMBER 31, 2000
                                              --------------  -----------------
Mosaic InfoForce, L.P. at cost
    plus equity in undistributed earnings       $  5,775         $  6,101
Datos Information Resources,
    at cost plus equity in
    undistributed earnings                         4,469            4,439
GfK Panel Services Benelux B.V., at cost           1,315            1,315
Middle East Market Research Bureau ("MEMRB"),
    at cost                                        2,791            2,795
Other                                              1,162            1,208
                                                --------         --------
                                                $ 15,512         $ 15,858
                                                ========         ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

              Other assets were as follows (in thousands):


                                          MARCH 31, 2001  DECEMBER 31, 2000
                                          --------------  -----------------

Deferred data procurement costs -
     net of accumulated amortization of
     of $137,835 in 2001 and $132,884
     in 2000                                 $140,369         $142,036

Intangible assets, including goodwill -
     net of accumulated amortization of
     $12,418 in 2001 and $12,026 in 2000        8,978            9,370

Capitalized software costs - net of
     accumulated amortization of $5,346
     in 2001 and $4,716 in 2000                 5,424            5,862

Other                                           8,366            8,738
                                             --------         --------


                                             $163,137         $166,006
                                             ========         ========


NOTE 5 - LONG TERM DEBT

              Long-term debt was as follows (in thousands):

                                          MARCH 31, 2001  DECEMBER 31, 2000
                                          --------------  -----------------

Bank borrowings                              $ 22,500         $ 21,000
Capitalized leases and other                    5,395            5,965
                                             --------         --------
                                               27,895           26,965
Less current maturities                        (2,388)          (2,337)
                                             --------         --------

                                             $ 25,507         $ 24,628
                                             ========         ========


         The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $1.2 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. Further, the agreement grants the bank a security interest in the Company's assets if certain financial covenants are not met. As of March 31, 2001, the Company was in compliance with all covenants.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



NOTE 6 - COMPREHENSIVE LOSS

         The comprehensive loss summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive loss were as follows (in thousands):

                                      THREE MONTHS ENDED
                                   -------------------------
                                           MARCH 31,
                                   -------------------------
                                     2001              2000
                                   -------           -------

Net loss                           $(2,475)          $(3,554)
Foreign currency translation
   adjustment                       (1,774)           (2,099)
                                   -------           -------

Comprehensive loss                 $(4,249)          $(5,653)
                                   =======           =======


NOTE 7 - STOCK REPURCHASE

         The Company purchased 20,000 shares of common stock aggregating $0.1 million during the first quarter of 2001 in connection with the stock repurchase program announced in August 2000 that was established principally to acquire shares to fund the Company's 2000 Employee Stock Purchase Plan ("ESPP"). The shares are currently being held in treasury until they are sold to employees in connection with the Company's ESPP.


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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

SEGMENTED RESULTS:                                  THREE MONTHS ENDED
                                                  ----------------------
                                                         MARCH 31,
                                                  ----------------------
                                                     2001         2000
                                                  ---------    ---------
Revenues:
  U.S. Services                                   $ 103,261    $  98,388
  International Services                             33,047       30,753
                                                  ---------    ---------
    Total                                         $ 136,308    $ 129,141
                                                  =========    =========

Operating Results:
  U.S. Services                                   $   6,167    $   2,808
  International Services:
    Operating loss                                   (2,084)      (3,559)
    Equity in earnings of affiliated companies          153          113
    Minority interest benefit                           792        1,207
                                                  ---------    ---------
      Subtotal--International Services               (1,139)      (2,239)
  Corporate and other expenses including equity
      in loss of affiliated companies                (3,567)      (2,653)
  Restructuring and other charges (a)                (4,097)      (3,557)
                                                  ---------    ---------

    Operating Results                                (2,636)      (5,641)

Interest expense and other, net                      (1,407)        (813)
                                                  ---------    ---------
Loss before income taxes                          $  (4,043)   $  (6,454)
                                                  =========    =========


(a) $2.1 million and $2.0 million of restructuring and other charges relate to U.S. Services and International Services, respectively, for the first quarter of 2001. $2.6 million and $1.0 million of restructuring and other charges relate to U.S. Services and International Services, respectively, for the first quarter of 2000.


NOTE 9 - RESTRUCTURING AND OTHER CHARGES

         The Company began the Project Delta initiative in the first quarter of 2000 and continues to incur costs associated with this project. Certain restructuring and other costs were not eligible for accrual in 2000 and were recorded in the first quarter of 2001. For the quarter ended March 31, 2001 and 2000, the restructuring charges included in Restructuring and Other Charges in the Statement of Operations consist of the following (in thousands):

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)






                                             THREE MONTHS ENDED
                                             -------------------
                                                  MARCH 31,
                                             -------------------
                                              2001         2000
                                             ------       ------

Termination benefits                         $   21       $1,259
Disposition of excess office space               17          552
Transition of German production to
  U.S. facility                               1,862          956
Discontinued activities                       1,021           --
Other costs of project                        1,176          790
                                             ------       ------
                                             $4,097       $3,557
                                             ======       ======

         The following table reflects restructuring and other charges accrued prior to 2001 and expenses incurred and cash payments made during the first quarter of 2001 (in thousands):

                                                                           2001 ACTIVITY
                                                                   ---------------------------------
                                                LIABILITY AT                                              LIABILITY AT
                                              DECEMBER 31, 2000    PROVISION      CASH      NON-CASH     MARCH 31, 2001
                                              -----------------    ---------     ------     --------     --------------
Termination benefits                               $ 2,029          $    21     $(1,157)    $    --          $  893

Disposition of excess office space                      --               17         (17)         --              --

Transition of German production to
  U.S. facility                                         --            1,862      (1,513)         --             349

Discontinued activities                                541            1,021         (39)     (1,021)            502

Other costs of project                                  --            1,176      (1,176)         --              --
                                                   -------          -------     -------     -------          -------
                                                   $ 2,570          $ 4,097     $(3,902)    $(1,021)         $ 1,744
                                                   =======          =======     =======     =======          =======


         Termination Benefits: As of March 31, 2001, 351 employees have been terminated under various Project Delta initiatives. The accrual balance remaining as of March 31, 2001 represents the unpaid severance costs associated with employees terminated through the first quarter of 2001.

         Disposition of Excess Office Space: The Company recorded $.02 million of charges relating to lease buyouts in the first quarter of 2001 relating to office space not currently utilized.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


         Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first quarter of 2001, charges of approximately $1.9 million were recorded related to this transition.

         Discontinued Activities: During 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $1.0 million in the first quarter of 2001 relating to accelerated depreciation on this equipment.

         Other Restructuring Costs: Other restructuring costs in the first quarter of 2001 relate primarily to the fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with IRI's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

         Operations: The Company's consolidated net loss was $2.5 million or ($.09) per diluted share for the first quarter of 2001 compared to a consolidated net loss of $3.6 million or $(.12) per diluted share for the corresponding 2000 quarter. Results in the first quarter of 2001 reflect an after tax charge of $2.5 million for restructuring and other charges compared to $2.1 million for the corresponding 2000 quarter. Excluding restructuring and other charges, the Company recorded consolidated net income of $.04 million in the first quarter of 2001 compared to a net loss of $1.5 million or ($.05) per diluted share for the corresponding 2000 quarter.

         Consolidated revenues for the first quarter of 2001 were $136.3 million, an increase of 6% over the corresponding quarter in 2000. U.S. revenues were $103.3 million, an increase of 5% compared to the prior year due to increased revenues generated by new modeling products and better account penetration. International revenues increased 7% to $33.0 million. Excluding foreign exchange effects, international revenues increased 14% over the prior year reflecting continued strong revenue growth in most of the European businesses.

         Consolidated costs of information services sold increased 2% to $122.3 million for the three months ended March 31, 2001 compared to $119.6 million for the first quarter of 2000. This increase is the result of costs associated with incremental services provided to U.S. clients and the continued growth of the international business.

         Consolidated selling, general and administrative expenses increased 3% to $13.3 million for the three months ended March 31, 2001 compared to $12.9 million for the first quarter of 2000.

         Earnings before interest and taxes, excluding restructuring and other charges of $4.1 million, was $1.5 million for the first quarter of 2001 compared to a loss of $2.1 million in the prior year. This improvement is the result of the continued strengthening of the international operations and increased U.S. revenues which outpaced U.S. expenses.

         Restructuring and other charges are discussed below. Equity in earnings (losses) of affiliated companies were $(.1) million for the first quarter of 2001, a decrease of $.2 million from the prior year due the Company's recognition of its share of the Mosaic InfoForce, L.P. losses. Interest and other expenses were $1.4 million for the first quarter of 2001 compared to $.8 million in the prior year due to higher interest charges on bank debt and increased foreign exchange losses resulting from the continued strength of the U.S. dollar against European currencies during 2001.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's current cash resources include its $9.4 million consolidated cash balance and $33.8 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

         Cash Flow: Consolidated net cash provided by operating activities was $37.0 million for the three months ended March 31, 2001 compared to $20.0 million for the same period in 2000. This increase was primarily attributable to improved accounts receivable management in 2001 combined with the fact that 2000 operating cash flow included the funding of restructuring charges accrued at the end of 1999. Consolidated cash flow used in net investing activities was ($39.9) million in the first quarter of 2001 compared to ($35.1) million for the same period in 2000. Investing activity in the first quarter of 2001 reflects higher expenditures for data procurement and capital, and payments made in connection with the formation of Mosaic InfoForce, L.P. Net cash used before financing activities was ($2.8) million for the three months ended March 31, 2001 compared to ($15.1) for the same period in 2000. Consolidated cash flow provided by net financing activities was $0.9 million for the three months ended March 31, 2001 compared to $13.6 million for the same period in 2000. The Company borrowed an additional $1.5 million under its revolving line of credit in the first quarter of 2001 compared to $14.0 million in the prior year.

         Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $32.2 million for the three months ended March 31, 2001 and $31.1 million for the same period in 2000. These expenditures are amortized over a period of 28 months and include payments to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. Such expenditures were $19.2 million and $17.7 million for the three month periods ended March 31, 2001 and 2000, respectively, for the Company's U.S. services business and $13.0 million and $13.4 million, respectively, for the Company's International services business.

         Consolidated capital expenditures were $6.5 million and $3.8 million for the three months ended March 31, 2001 and 2000, respectively. Capital expenditures for the Company's U.S. services business were $5.0 million and $2.7 million, while depreciation expense was unchanged at $6.2 million for the three months ended March 31, 2001 and 2000, respectively. The Company's International services capital expenditures were $1.5 million and $1.1 million while depreciation expense was unchanged at $1.1 million for the three months ended March 31, 2001 and 2000, respectively.

         Consolidated capitalized software development costs, primarily in the U.S., were $0.4 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively.

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


RESTRUCTURING AND OTHER CHARGES

         The Company began the Project Delta initiative in the first quarter of 2000 and continues to incur costs associated with this project. Certain restructuring and other costs were not eligible for accrual in 2000 and were recorded in the first quarter of 2001. For the quarter ended March 31, 2001 and 2000, the restructuring charges included in Restructuring and Other Charges in the Statement of Operations consist of the following (in thousands):

                                             THREE MONTHS ENDED
                                             ------------------
                                                 MARCH 31,
                                             ------------------
                                              2001        2000
                                             ------      ------

Termination benefits                         $   21      $1,259
Disposition of excess office space               17         552
Transition of German production to
  U.S. facility                               1,862         956
Discontinued activities                       1,021          --
Other costs of project                        1,176         790
                                             ------      ------
                                             $4,097      $3,557
                                             ======      ======

         The following table reflects restructuring and other charges accrued prior to 2001 and expenses incurred and cash payments made during the first quarter of 2001 (in thousands):


                                                                             2001 ACTIVITY
                                                                   ---------------------------------
                                                 LIABILITY AT                                             LIABILITY AT
                                              DECEMBER 31, 2000    PROVISION      CASH      NON-CASH     MARCH 31, 2001
                                              -----------------    ---------      ----       -------     --------------
Termination benefits                               $ 2,029          $    21     $(1,157)    $    --          $  893

Disposition of excess office space                      --               17         (17)         --              --

Transition of German production to
  U.S. facility                                         --            1,862      (1,513)         --             349

Discontinued activities                                541            1,021         (39)     (1,021)            502

Other costs of project                                  --            1,176      (1,176)         --              --
                                                   -------          -------     -------     -------          -------
                                                   $ 2,570          $ 4,097     $(3,902)    $(1,021)         $ 1,744
                                                   =======          =======     =======     =======          =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



         Termination Benefits: As of March 31, 2001, 351 employees have been terminated under various Project Delta initiatives. The accrual balance remaining as of March 31, 2001 represents the unpaid severance costs associated with employees terminated through the first quarter of 2001.

         Disposition of Excess Office Space: The Company recorded $.02 million of charges relating to lease buyouts in the first quarter of 2001 relating to office space not currently utilized.

         Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first quarter of 2001, charges of approximately $1.9 million were recorded related to this transition.

         Discontinued Activities: During 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $1.0 million in the first quarter of 2001 relating to accelerated depreciation on this equipment.

         Other Restructuring Costs: Other restructuring costs in the first quarter of 2001 relate primarily to the fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

         Future Restructuring Charges: The Company's U.S. Project Delta cost reduction program is nearing completion. However, the Company expects to incur additional costs in 2001 (primarily in the second quarter of 2001) of $6.0 million to $8.0 million relating to the Company's U.S. Project Delta initiative which could not be accrued as of March 31, 2001. Further, International Project Delta initiatives will be undertaken during 2001 at a significantly lower cost than the U.S. Project Delta program. Additionally, the Company has begun an initial review of its information technology operations to assess potential restructuring costs and benefits. The Company cannot yet estimate the costs for these future restructuring programs.

EUROPEAN CURRENCY CONVERSION ISSUES

         In accordance with the 1992 treaty of the European Union, on January 1, 1999, a new single European currency, the Euro, became legal tender. The Euro will replace the sovereign currencies ("legacy currencies") of eleven initial members of the European Union ("participating countries"). On this date, fixed conversion rates between the Euro and the legacy currencies in those particular countries were established.

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

FORWARD LOOKING INFORMATION

         Certain matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year 2000.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          Exhibit No.            Description of Exhibit
          -----------            ----------------------
          10.1                  Amendment One to Employment
                                 Agreement dated April 30, 1999
                                 between the Company and
                                 Joseph P. Durrett


     b.   Reports on Form 8-K.

          None.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES



                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          INFORMATION RESOURCE, INC.
                                          -------------------------------------
                                          (Registrant)




May 11, 2001                              /s/ ANDREW G. BALBIRER
                                          -------------------------------------
                                          Andrew G. Balbirer
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Authorized officer of Registrant and
                                          Principal Financial Officer)



                                          /s/ MARY K. SINCLAIR
                                          -------------------------------------
                                          Mary K. Sinclair
                                          Controller
                                          (Principal Accounting Officer)