Form 10-Q
period 2001-06-30
INFORMATION RESOURCES INC
filed 2001-08-13
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
---  Exchange Act of 1934.

          For the quarterly period ended June 30, 2001

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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 31, 2001 was 29,305,029.

                  INFORMATION RESOURCES, INC. and Subsidiaries

                                      INDEX
                                      -----


                                                                         PAGE
                                                                        NUMBER

PART I.   FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                      3

Condensed Consolidated Statements of Operations                            4

Condensed Consolidated Statements of Cash Flows                            5

Notes to Condensed Consolidated Financial Statements                       6

Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        13





PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a                                       20
     Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K                                 20

Signatures                                                                21

                  INFORMATION RESOURCES, INC. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

ASSETS                                              June 30, 2001     December 31, 2000
------                                              -------------     -----------------
                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                        $  10,731          $   11,914
     Accounts receivable, net                            77,517              80,610
     Prepaid expenses and other                           9,438              11,009
                                                      ---------          ----------
       Total Current Assets                              97,686             103,533
                                                      ---------          ----------

Property and equipment, at cost                         215,560             203,509
Accumulated depreciation                               (142,472)           (127,777)
                                                      ---------          ----------
      Net property and equipment                         73,088              75,732
                                                      ---------          ----------

Investments                                              15,170              15,858
Deferred income taxes                                     8,078               4,031
Other assets                                            164,891             166,006
                                                      ---------          ----------
                                                      $ 358,913          $  365,160
                                                      =========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Current maturities of capitalized leases         $   2,441          $    2,337
     Accounts payable                                    56,738              53,360
     Accrued compensation and benefits                   13,025              22,609
     Accrued property, payroll and other taxes            2,974               1,980
     Accrued expenses                                     8,814              11,372
     Accrued restructuring costs                          1,243               2,570
     Deferred revenue                                    31,506              24,487
                                                      ---------          ----------
          Total Current Liabilities                     116,741             118,715
                                                      ---------          ----------

Long-term debt                                           18,122              24,628
Other liabilities                                        16,292               8,686

STOCKHOLDERS' EQUITY
     Preferred stock-authorized,
       1,000,000 shares, $.01 par
       value; none issued                                    --                  --
     Common stock - authorized
       60,000,000 shares, $.01 par
       value, 29,259,789 and
       29,069,892 shares issued and
       outstanding, respectively                            296                 294
     Additional paid-in capital                         199,794             198,926
     Retained earnings                                   20,136              23,852
     Accumulated other comprehensive loss               (12,468)             (9,941)
                                                      ---------          ----------
          Total Stockholders' Equity                    207,758             213,131
                                                      ---------          ----------
                                                      $ 358,913          $  365,160
                                                      =========          ==========




        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)



                                                              Three Months Ended                Six Months Ended
                                                              ------------------                ----------------
                                                                    June 30,                        June 30,
                                                                    --------                        --------
                                                               2001          2000             2001             2000
                                                               ----          ----             ----             ----
Information services revenues                               $ 140,906     $ 133,931         $ 277,214     $ 263,072
Costs and expenses:
   Information services sold                                 (123,811)     (119,216)         (246,071)     (238,822)
   Selling, general and administrative expenses               (14,014)      (14,304)          (27,337)      (27,242)
   Restructuring and other charges                             (4,102)       (2,082)           (8,199)       (5,639)
                                                            ---------     ---------         ---------     ---------
                                                             (141,927)     (135,602)         (281,607)     (271,703)
                                                            ---------     ---------         ---------     ---------

Operating  loss                                                (1,021)       (1,671)           (4,393)       (8,631)

Interest expense and other, net                                  (990)         (697)           (2,397)       (1,511)

Equity in earnings (losses) of affiliated companies              (120)          157              (176)          270

Minority interest benefit                                         585           642             1,377         1,849
                                                            ---------     ---------         ---------     ---------
Loss before income taxes                                       (1,546)       (1,569)           (5,589)       (8,023)

Income tax benefit                                                306           582             1,874         3,482
                                                            ---------     ---------         ---------     ---------
Net loss                                                    $ (1,240)     $    (987)        $  (3,715)    $  (4,541)
                                                            =========     =========         =========     =========

Net loss per common share - basic                           $    (.04)    $    (.03)        $    (.13)    $    (.16)
                                                            =========     =========         =========     =========

Net loss per common and
  common equivalent share - diluted                         $    (.04)    $    (.03)        $    (.13)    $    (.16)
                                                            =========     =========         =========     =========
Weighted average common shares
  - basic                                                      29,068        29,071            29,069        29,070
                                                            =========     =========         =========     =========

Weighted average common and
  common equivalent shares - diluted                           29,068        29,071            29,069        29,070
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

                  INFORMATION RESOURCES, INC. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                            June 30,
                                                                                            --------
                                                                                      2001            2000
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $ (3,715)        $(4,541)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of deferred data procurement costs                                  61,730          60,170
     Depreciation                                                                     14,554          14,791
     Amortization of capitalized software costs and intangibles                        2,979           2,854
     Restructuring and other charges, net of cash payments                               715          (1,015)
     Deferred income tax benefit                                                      (1,874)         (3,482)
     Equity in earnings of affiliated companies and minority interests                (1,201)         (2,115)
     Other                                                                                60             129
     Change in assets and liabilities:
       Accounts receivable                                                             2,986         (10,030)
       Other current assets                                                            1,571          (1,145)
       Accounts payable and accrued liabilities                                       (6,038)        (16,819)
       Deferred revenue                                                                7,019          13,755
       Other, net                                                                      6,966           1,041
                                                                                   ---------        --------
             Net cash provided by operating activities                                85,752          53,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                                      (65,579)        (63,717)
Purchase of property, equipment and software                                         (12,029)         (7,810)
Capitalized software costs                                                            (1,233)         (1,233)
Investment in joint ventures                                                          (1,834)             --
Other, net                                                                               251             311
                                                                                   ---------        --------
             Net cash used in investing activities                                   (80,424)        (72,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)                                                      (5,250)         17,600
Purchases of Common Stock                                                               (110)             --
Proceeds from issuance of stock and exercise of stock options                            643              --
Net repayments of capitalized leases                                                  (1,049)         (2,227)
                                                                                   ---------        --------
             Net cash (used) provided by financing activities                         (5,766)         15,373

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (745)            354

             Net decrease in cash and cash equivalents                                (1,183)         (3,129)

  Cash and cash equivalents at beginning of period                                    11,914           8,077
                                                                                   ---------        --------
  Cash and cash equivalents at end of period                                       $  10,731        $  4,948
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

     Loss per Common and Common Equivalent Share: Net loss per share is based upon the weighted average number of shares of common stock outstanding during each period. Net loss per common and common equivalent share diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. In 2000 and 2001, common stock equivalents were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid (received) for interest and income taxes during the period was as follows (in thousands):

                                                       SIX MONTHS ENDED
                                                       ----------------
                                                           JUNE 30,
                                                           --------
                                                     2001               2000
                                                     ----               ----
Interest                                           $ 1,389            $ 1,376
Income taxes                                           332               (356)

     Non-cash investing and financing activities are excluded from the consolidated statement of cash flows.

                  INFORMATION RESOURCES, INC. and Subsidiaries
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont'd.
                                   (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable were as follows (in thousands):

                                                     June 30, 2001   December 31, 2000
                                                     -------------   -----------------
      Billed                                            $ 67,445          $ 69,822
      Unbilled                                            13,715            14,706
                                                        --------          --------
                                                          81,160            84,528
      Reserve for accounts receivable                     (3,643)           (3,918)
                                                        --------          --------

                                                        $ 77,517          $ 80,610
                                                        ========          ========

NOTE 4 - INVESTMENTS AND OTHER ASSETS

     Investments were as follows (in thousands):

                                                      JUNE 30, 2001   DECEMBER 31, 2000
                                                      -------------   -----------------
     Mosaic InfoForce, L.P., at cost plus
          equity in undistributed earnings               $  5,545          $  6,101

     Datos Information Resources, at cost plus
          equity in undistributed earnings                  4,361             4,439

     GfK Panel Services Benelux B.V., at cost               1,315             1,315

     Middle East Market Research Bureau
          ("MEMRB"), at cost                                2,788             2,795

     Other                                                  1,161             1,208
                                                         --------          --------
                                                         $ 15,170          $ 15,858
                                                         ========          ========

                  INFORMATION RESOURCES, INC. and Subsidiaries
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont'd.
                                   (UNAUDITED)


     Other assets were as follows (in thousands):


                                                            JUNE 30, 2001   DECEMBER 31, 2000
                                                            -------------   -----------------
     Deferred data procurement costs -
          net of accumulated amortization of
          of $135,798 in 2001 and $132,884
          in 2000                                              $141,855          $142,036

     Intangible assets, including goodwill -
          net of accumulated amortization of
          $12,817 in 2001 and $12,026 in 2000                     8,578             9,370

     Capitalized software costs - net of
          accumulated amortization of $5,902
          in 2001 and $4,716 in 2000                              5,469             5,862

     Other                                                        8,989             8,738
                                                               --------          --------

                                                               $164,891          $166,006
                                                               ========          ========


     NOTE 5 - LONG TERM DEBT

           Long-term debt was as follows (in thousands):

                                                             June 30, 2001  December 31, 2000
                                                             -------------  -----------------
     Bank borrowings                                           $ 15,750          $ 21,000
     Capitalized leases and other                                 4,814             5,965
                                                               --------          --------
                                                                 20,564            26,965
     Less current maturities                                     (2,442)           (2,337)
                                                               --------          --------

                                                               $ 18,122          $ 24,628
                                                               ========          ========

                  INFORMATION RESOURCES, INC. and Subsidiaries
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont'd.
                                   (UNAUDITED)


     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $.2 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. Further, the agreement grants the bank a security interest in the Company's assets if certain financial covenants are not met. As of June 30, 2001, the Company was in compliance with all covenants.


Note 6 - Comprehensive Loss

     The comprehensive loss summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive loss were as follows (in thousands):

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                    2001             2000          2001         2000
                                    ----             ----          ----         ----
Net loss                          $ (1,240)       $   (987)      $ (3,715)    $ (4,541)
Foreign currency translation
   adjustment                         (753)         (1,688)        (2,527)      (3,787)
                                  --------        --------       --------     --------

Comprehensive loss                $ (1,993)       $ (2,675)      $ (6,242)    $ (8,328)
                                  ========        ========       ========     ========



NOTE 7 - STOCK REPURCHASE

     The Company purchased 20,000 shares of common stock aggregating $0.1 million during the first quarter of 2001 in connection with the stock repurchase program announced in August 2000 that was established principally to acquire shares to fund the Company's 2000 Employee Stock Purchase Plan ("ESPP"). In June 2001, the Company sold 144,939 shares of Common Stock for $0.4 million to employees participating in the ESPP. Of the shares sold, 31,863 were previously held in treasury and 113,076 were newly issued by the Company.

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

     The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

                                               Three Months Ended                  Six Months Ended
                                               ------------------                  ----------------
                                                    June 30,                           June 30,
                                                    --------                           --------
                                             2001               2000             2001             2000
                                             ----               ----             ----             ----
Revenues:
  U.S. Services                           $ 107,005          $ 101,392        $ 210,266          $ 199,780
  International Services                     33,901             32,539           66,948             63,292
                                          ---------          ---------        ---------          ---------
    Total Revenue                         $ 140,906          $ 133,931        $ 277,214          $ 263,072
                                          =========          =========        =========          =========

Operating Results:
   U.S. Services                          $   6,981          $   5,751        $  13,148          $   8,560
   International Services:
      Operating loss                           (505)            (1,399)          (2,588)            (4,958)
      Equity in earnings (losses) of
          affiliated companies                  (27)               157              125                270
      Minority interest benefit                 585                642            1,377              1,849
                                          ---------          ---------        ---------          ---------
       Subtotal--International Services          53               (600)          (1,086)            (2,839)
    Corporate and other expenses
       including equity in loss of
       affiliated companies                  (3,488)            (3,941)          (7,055)            (6,594)
   Restructuring and other charges (a)       (4,102)            (2,082)          (8,199)            (5,639)
                                          ---------          ---------        ---------          ---------

    Operating Results                          (556)              (872)          (3,192)            (6,512)


Interest expense and other, net                (990)              (697)          (2,397)            (1,511)
                                          ---------          ---------        ---------          ---------

Loss before income taxes                  $  (1,546)         $  (1,569)       $  (5,589)         $  (8,023)
                                          ==========         =========        =========          =========

                  INFORMATION RESOURCES, INC. and Subsidiaries
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont'd.
                                   (UNAUDITED)


(a) Restructuring and other charges for the U.S. Services, International Services and Corporate were $1.9 million, $2.2 million and $0 million, respectively, for the three months ended June 30, 2001 and $1.7 million, $1.3 million and $(.9) million, respectively, for the three months ended June 30, 2000. Restructuring and other charges for the U.S. Services, International Services and Corporate were $4.0 million, $4.2 million and $0 million, respectively, for the six months ended June 30, 2001 and $4.2 million, $2.3 million and $(.9) million, respectively, for the six months ended June 30, 2000.


NOTE 9 - RESTRUCTURING AND OTHER CHARGES

     The Company began the Project Delta initiative in the fourth quarter of 1999 and continues to incur costs associated with this project. Certain restructuring and other costs were not eligible for accrual in 2000 and were recorded during 2001. For the quarter and six months ended June 30, 2001 and 2000, the Restructuring and Other Charges included in the Statement of Operations consist of the following (in thousands):


                                          THREE MONTHS         SIX MONTHS
                                             ENDED                ENDED
                                            JUNE 30,             JUNE 30,
                                            --------             --------
                                       2001         2000      2001       2000
                                       ----         ----      ----       ----
Restructuring Charges
  Termination benefits                $     -    $ 1,417    $    21    $ 2,676
  Disposition of excess office space        -        198         17        750
  Transition of German production to
    U.S. facility                       2,141      1,243      4,003      2,199
  Discontinued activities               1,021          -      2,042          -
  Other costs of project                  940        131      2,116        921
Other Charges                               -       (907)         -       (907)
                                      -------    -------    -------    -------
                                      $ 4,102    $ 2,082    $ 8,199    $ 5,639
                                      =======    =======    =======    =======


     The following table reflects restructuring and other charges accrued prior to 2001 and expenses incurred and cash payments made during the first half of 2001 (in thousands):

                  INFORMATION RESOURCES, INC. and Subsidiaries
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Cont'd.
                                   (UNAUDITED)

                                                                           2001 Activity
                                                               ----------------------------------
                                           Liability at                                              Liability at
                                         December 31, 2000     Provision      Cash       Non-Cash    June 30, 2001
                                         -----------------     ----------   --------     --------    -------------

Termination benefits                         $ 2,029           $      21    $ (1,692)    $      -      $       358

Disposition of excess office space                 -                  17         (17)           -                -

Transition of German production to
U.S. facility                                      -               4,003      (3,546)           -              457

Discontinued activities                                            2,042        (113)      (2,042)             428
                                                 541

Other costs of project                             -               2,116      (2,116)           -                -
                                             -------           ---------    --------     --------          -------

                                             $ 2,570           $   8,199    $ (7,484)    $ (2,042)         $ 1,243
                                             =======           =========    =========    =========         =======


     Termination Benefits: As of June 30, 2001, 351 employees have been terminated under various Project Delta initiatives. The accrual balance remaining as of June 30, 2001 represents the unpaid severance costs associated with employees terminated through the second quarter of 2001.

     Disposition of Excess Office Space: The Company recorded $.02 million of charges relating to lease buyouts in the first half of 2001 relating to office space not currently utilized.

     Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first half of 2001, charges of approximately $4.0 million were recorded related to this transition.

     Discontinued Activities: During 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in the first half of 2001 relating to accelerated depreciation on this equipment.

     Other Restructuring Costs: Other restructuring costs in the first half of 2001 relate primarily to the fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

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

RESULTS OF OPERATIONS

     The Company's consolidated net loss was $1.2 million or $(.04) per diluted share for the second quarter of 2001 compared to a consolidated net loss of $1.0 million or $(.03) per diluted share for the corresponding 2000 quarter. The Company's consolidated net loss was $3.7 million or $(.13) per diluted share for the six months ended June 30, 2001 compared to a consolidated net loss of $4.5 million or $(.16) per diluted share for the corresponding 2000 period. Excluding restructuring and other charges, net income (loss) for the quarter and year to date 2001 was $1.5 million or $.05 per diluted share compared to $.3 million and $(1.2) million, respectively, or $.01 and $(.04) per diluted share for the corresponding 2000 period.

Second Quarter Versus Prior Year

     Consolidated revenues for the quarter ended June 30, 2001 were $140.9 million, an increase of 5% over the corresponding quarter in 2000. U.S revenues were $107.0 million, an increase of 6% compared to the prior year due to increased panel, analytics, and web delivery and access tools revenues. International revenues increased 4% to $33.9 million. Excluding foreign exchange effects, international revenues increased 12% over the prior year reflecting continued revenue growth in most of the major European businesses.

     Consolidated costs of information services sold increased 4% to $123.8 million for the three months ended June 30, 2001 compared to $119.2 million for the second quarter of 2000. This increase is due to higher compensation resulting primarily from annual increases and the continued growth of the international business.

     Consolidated selling, general and administrative expenses decreased 2% to $14.0 million for the three months ended June 30, 2001 compared to $14.3 million for the second quarter of 2000.

     Earnings before interest and taxes, excluding restructuring and other charges of $4.1 million, was $3.5 million for the second quarter of 2001 compared to $1.2 million in the prior year, before restructuring and other charges of $2.1 million. This improvement is the result of better performance in both U.S. and international operations.

     Restructuring and other charges are discussed below. Interest and other expenses were $1.0 million for the second quarter of 2001, an increase of $.3 million over the prior year due to increased foreign exchange losses resulting from the continued strength of the U.S. dollar against European currencies during 2001.

                  INFORMATION RESOURCES, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.


First Half Versus Prior Year

     Consolidated revenues were $277.2 million for the six months ended June 30, 2001, an increase of 5% over the corresponding period of 2000. U.S. revenues increased 5% to $210.3 million for the first half of 2001 compared to the prior year due to increased panel, analytics, and web delivery and access tools revenues. International revenues increased 6% to $66.9 million. Excluding the impact of foreign exchange effects, international revenues for the first half of 2001 increased 13% over the prior year.

     Consolidated costs of information services sold increased 3% to $246.1 million for the six months ended June 30, 2001 compared to costs of $238.8 million for the first half of 2000. This increase is due to higher compensation resulting primarily from annual increases and the continued growth of the international business.

     Consolidated selling, general and administrative expenses were essentially unchanged at $27.3 million for the six months ended June 30, 2001 compared to $27.2 million for the first half of 2000.

     For the first half of 2001, the Company's earnings before interest and taxes, excluding restructuring and other charges of $8.2 million, was $5.0 million compared to a loss of $.9 million in the prior year before restructuring and other charges of $5.6 million. This improvement is the result of better performance in both U.S. and international operations.

     Restructuring and other charges are discussed below. Interest and other expenses were $2.4 million for the six months ended June 30, 2001, an increase of $.9 million over the prior year primarily due to foreign exchange losses resulting from the continued strength of the U.S. dollar against European currencies during 2001 and interest on capital leases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $10.7 million consolidated cash balance and $40.5 million available under the Company's bank revolving credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

                  INFORMATION RESOURCES, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.


FINANCINGS

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $.2 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement also contains covenants that restrict the Company's ability to incur additional indebtedness. Further, the agreement grants the bank a security interest in the Company's assets if certain financial covenants are not met. As of June 30, 2001, the Company was in compliance with all covenants.

Cash Flow

     Consolidated net cash provided by operating activities was $85.8 million for the six months ended June 30, 2001 compared to $53.6 million for the same period in 2000. This increase was primarily attributable to improved accounts receivable management in 2001 combined with the fact that 2000 operating cash flow included higher funding of restructuring charges. Additionally, in the second quarter, the Company received a $10.9 million cash payment as an early termination fee on a client contract that was to expire in 2005. As part of this arrangement, the Company also entered into a long-term contract with the client's parent. The Company will recognize most of this payment as income over four years beginning in 2002. Consolidated cash flow used in net investing activities was $80.4 million in 2001 compared to $72.4 million for the same period in 2000. Investing activity in 2001 reflects higher expenditures for data procurement and capital, and payments made in connection with the formation of Mosaic InfoForce, L.P. Net cash provided (used) before financing activities was $5.3 million for the six months ended June 30, 2001 compared to $(18.9) million for the same period in 2000. Consolidated cash flow provided (used) by net financing activities was $(5.8) million for the six months ended June 30, 2001 compared to $15.4 million for the same period in 2000.

Other Deferred Costs and Capital Expenditures

     Consolidated deferred data procurement expenditures were $65.6 million for the six months ended June 30, 2001 and $63.7 million for the same period in 2000. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $39.2 million and $36.6 million for the periods ended June 30, 2001 and 2000, respectively, for the Company's U.S. services business and $26.4 million and $27.1 million, respectively, for the Company's International services business.

                  INFORMATION RESOURCES, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.

     On May 1, 2001, Wal-Mart Stores, Inc. announced its decision, effective as of the beginning of August, 2001, to discontinue providing point-of-sale and related data for its U.S. business to all third party data providers, including the Company and ACNielsen Corporation. The Company has been focusing its efforts on creating an alternative data solution for its customers that will replace Wal-Mart sample-based point of sale scanner data with the Company's consumer panel data. Although this panel solution has not yet been made available to the marketplace, management believes that it will be a reasonable substitute for the Wal-Mart scanner data. If, however, the marketplace does not view the Company's Wal-Mart panel solution as a reasonable substitute for Wal-Mart scanner data, the Company's revenues and results of operations could be adversely impacted.

     Consolidated capital expenditures were $12.0 million and $7.8 million for the six months ended June 30, 2001 and 2000, respectively. Capital expenditures for the Company's U.S. services business were $9.6 million and $5.5 million, while depreciation expense was $12.4 million and $12.5 million for the six months ended June 30, 2001 and 2000, respectively. The increase in U.S. capital expenditures is primarily due to the purchase of equipment used in conjunction with the panel business and leasehold improvements. The Company's International services business capital expenditures were $2.4 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively, while depreciation expense was $2.2 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively.

     Consolidated capitalized software development costs, primarily in the U.S., were $1.2 million for the first half of both 2001 and 2000.

Software and Related Products

     On May 31, 2001, the Company entered into a new agreement with Oracle Corporation pursuant to which the Company was granted the right to continue to acquire new licenses to current versions of Oracle software products on favorable licensing and maintenance terms. The Company's right to use such licenses includes the right to allow its clients to use such licenses to access Company data.

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

RESTRUCTURING AND OTHER CHARGES

     The Company began the Project Delta initiative in the fourth quarter of 1999 and continues to incur costs associated with this project. Certain restructuring and other costs were not eligible for accrual in 2000 and were recorded during 2001. For the quarter and six months ended June 30, 2001 and 2000, the Restructuring and Other Charges included in the Statement of Operations consist of the following (in thousands):

                  INFORMATION RESOURCES, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.



                                          THREE MONTHS           SIX MONTHS
                                             ENDED                 ENDED
                                            JUNE 30,              JUNE 30,
                                            --------              --------
                                        2001     2000        2001        2000
                                        ----      ----       ----        ----
Restructuring Charges
  Termination benefits                $     -   $ 1,417     $    21    $ 2,676
  Disposition of excess office space        -       198          17        750
  Transition of German production to
    U.S. facility                       2,141     1,243       4,003      2,199
  Discontinued activities               1,021         -       2,042          -
  Other costs of project                  940       131       2,116        921
Other Charges                               -      (907)          -       (907)
                                      -------   -------     -------    -------
                                      $ 4,102   $ 2,082     $ 8,199    $ 5,639
                                      =======   =======     =======    =======




     The following table reflects restructuring and other charges accrued prior to 2001 and expenses incurred and cash payments made during the first half of 2001 (in thousands):

                                                               2001 Activity
                                                      -------------------------------
                                    Liability at                                         Liability at
                                  December 31, 2000   Provision     Cash     Non-Cash    June 30, 2001
                                  -----------------   ---------   ---------  --------    -------------
Termination benefits                  $ 2,029         $     21    $ (1,692)  $       -      $   358
                                                                                     -

Disposition of excess office space          -               17         (17)          -            -

Transition of German production to
U.S. facility                               -            4,003      (3,546)          -          457

Discontinued activities                   541            2,042        (113)     (2,042)         428

Other costs of project                      -            2,116      (2,116)          -            -
                                      -------         --------    --------   ---------      -------
                                      $ 2,570         $  8,199    $ (7,484)  $  (2,042)     $ 1,243
                                      =======         ========    ========   =========      =======



     Termination Benefits: As of June 30, 2001, 351 employees have been terminated under various Project Delta initiatives. The accrual balance remaining as of June 30, 2001 represents the unpaid severance costs associated with employees terminated through the second quarter of 2001.

                  INFORMATION RESOURCES, INC. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Cont'd.


     Disposition of Excess Office Space: The Company recorded $.02 million of charges relating to lease buyouts in the first half of 2001 relating to office space not currently utilized.

     Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. headquarter facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first half of 2001, charges of approximately $4.0 million were recorded related to this transition.

     Discontinued Activities: During 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in the first half of 2001 relating to accelerated depreciation on this equipment.

     Other Restructuring Costs: Other restructuring costs in the first half of 2001 relate primarily to the fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

     Future Restructuring Charges: The Company's U.S. Project Delta cost reduction program is nearing completion. However, the Company expects to incur additional costs in 2001 (primarily in the third quarter of 2001) of $3 million to $5 million relating to the Company's U.S. Project Delta initiative which could not be accrued as of June 30, 2001. Further, International Project Delta initiatives will be undertaken during 2001 at a significantly lower cost than the U.S. Project Delta program. Additionally, the Company has begun an initial review of its information technology operations to assess potential restructuring costs and benefits. The Company cannot yet estimate the costs for these restructuring programs.

EUROPEAN CURRENCY CONVERSION ISSUES

     In accordance with the 1992 treaty of the European Union, on January 1, 1999, a new single European currency, the Euro, became legal tender. The Euro will replace the sovereign currencies ("legacy currencies") of eleven members of the European Union ("participating countries"). On January 1, 1999, fixed conversion rates between the Euro and the legacy currencies in those particular countries were established.

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

                  INFORMATION RESOURCES, INC. and Subsidiaries
                                     PART II

                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Annual Meeting.

          On May 18, 2001, Information Resources held its annual meeting of shareholders. As of that date, shareholders of the Company's common shares outstanding were entitled to 29,054,577 votes. At the meeting, the Company's shareholders voted on the election of four directors, for three year terms. The votes cast for, against and abstentions were as follows:


                                              Votes For          Votes Withheld
                                              ---------          --------------
          Election of Directors:
                 William B. Connell           25,944,394             223,238
                 Leonard M. Lodish, Ph.D.     25,892,249             275,383
                 Raymond H. VanWagener, Jr.   25,944,693             222,939
                 Thomas W. Wilson, Jr.        25,659,629             508,003


          A more detailed description of the matter voted on by shareholders of the Company at this meeting is included in the definitive Proxy Statement dated April 18, 2001 and incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.     Exhibits

                    None.


          b.     Reports on Form 8-K.

                    None.

                  INFORMATION RESOURCES, INC. and Subsidiaries

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  INFORMATION RESOURCES, INC.
                                  (Registrant)






                                  /s/Andrew G. Balbirer
                                  --------------------------------------------
                                  Andrew G. Balbirer
                                  Executive Vice President
                                   and Chief Financial Officer
                                  (Authorized Officer of Registrant)







                                  /s/Mary K. Sinclair
                                  --------------------------------------------
                                  Mary K. Sinclair
                                  Controller
                                  (Principal Accounting Officer)



August 13, 2001