Form 10-Q
period 2001-09-30
INFORMATION RESOURCES INC
filed 2001-11-14
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
-----    Exchange Act of 1934.

           For the quarterly period ended September 30, 2001

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

        Registrant's telephone number, including area code (312) 726-1221
                                                            -------------








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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 31, 2001 was 29,313,683.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------

    PART I.      FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets                                                                   3

    Condensed Consolidated Statements of Operations                                                         4

    Condensed Consolidated Statements of Cash Flows                                                         5

    Notes to Condensed Consolidated Financial Statements                                                    6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                                      14





    PART II.     OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K                                                              21

    Signatures                                                                                             22

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                           SEPTEMBER 30, 2001   DECEMBER 31, 2000
------                                                                           ------------------   ----------------
                                                                                    (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                        $   9,870           $  11,914

     Accounts receivable, net                                                            76,421              80,610

     Prepaid expenses and other                                                           7,914              11,009
                                                                                      ---------           ---------
          Total Current Assets                                                           94,205             103,533
                                                                                      ---------           ---------

Property and equipment, at cost                                                         219,891             203,509

Accumulated depreciation                                                               (150,812)           (127,777)
                                                                                      ---------           ---------

      Net property and equipment                                                         69,079              75,732

Investments                                                                              14,757              15,858

Deferred income taxes                                                                     8,092               4,031

Other assets                                                                            165,886             166,006
                                                                                      ---------           ---------
                                                                                      $ 352,019           $ 365,160
                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of capitalized leases                                         $   2,495           $   2,337

     Accounts payable                                                                    50,641              53,360

     Accrued compensation and benefits                                                   18,346              22,609

     Accrued property, payroll and other taxes                                            2,761               1,980

     Accrued expenses                                                                     7,323              11,372

     Accrued restructuring costs                                                          1,959               2,570

     Deferred revenue                                                                    36,045              24,487
                                                                                      ---------           ---------
          Total Current Liabilities                                                     119,570             118,715
                                                                                      ---------           ---------


Long-term debt                                                                            6,723              24,628

Other liabilities                                                                        14,926               8,686



STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000 shares,
          $.01 par value; none issued                                                        --                  --

     Common stock - authorized 60,000,000 shares, $.01 par value, 29,327,995 and
          29,069,892 shares issued and outstanding, respectively                            296                 294


     Additional paid-in capital                                                         200,170             198,926

     Retained earnings                                                                   19,648              23,852

     Accumulated other comprehensive loss                                                (9,314)             (9,941)
                                                                                      ---------           ---------
          Total Stockholders' Equity                                                    210,800             213,131
                                                                                      ---------           ---------

                                                                                      $ 352,019           $ 365,160
                                                                                      =========           =========



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -------------                    -------------
                                                           2001             2000            2001            2000
                                                           -----            ----            ----            ----
Information services revenues                            $ 138,166       $ 131,672       $ 415,380       $ 394,744


Costs and expenses:
   Information services sold                              (123,074)       (114,581)       (369,145)       (353,403)
   Selling, general and administrative expenses            (11,807)        (13,052)        (39,144)        (40,294)
   Restructuring and other charges                          (4,209)         (3,157)        (12,408)         (8,796)
                                                         ---------       ---------       ---------       ---------
                                                          (139,090)       (130,790)       (420,697)       (402,493)
                                                         ---------       ---------       ---------       ---------

Operating profit (loss)                                       (924)            882          (5,317)         (7,749)

Interest expense and other, net                               (354)         (1,282)         (2,751)         (2,793)

Equity in earnings (losses) of affiliated companies              5            (583)           (171)           (313)


Minority interest benefit
                                                               770             487           2,147           2,336
                                                         ---------       ---------       ---------       ---------

Loss before income taxes                                      (503)           (496)         (6,092)         (8,519)


Income tax (expense) benefit                                    15            (102)          1,889           3,380
                                                         ---------       ---------       ---------       ---------

Net loss                                                 $    (488)      $    (598)      $  (4,203)      $  (5,139)
                                                         =========       =========       =========       =========


Net loss per common share - basic                        $    (.02)      $    (.02)      $    (.14)      $    (.18)
                                                         =========       =========       =========       =========

Net loss per common and
    common equivalent share - diluted                    $    (.02)      $    (.02)      $    (.14)      $    (.18)
                                                         =========       =========       =========       =========

Weighted average common shares - basic                      29,310          29,046          29,150          29,061
                                                         =========       =========       =========       =========

Weighted average common and
    common equivalent shares - diluted                      29,310          29,046          29,150          29,061
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                                2001            2000
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $  (4,203)      $  (5,139)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of deferred data procurement costs                           93,045          89,996
     Depreciation                                                              21,649          22,224
     Amortization of capitalized software costs and intangibles                 4,487           4,508
     Restructuring and other charges, net of cash payments                      1,530          (1,912)
     Deferred income tax benefit                                               (1,889)         (3,380)
     Equity in earnings of affiliated companies and minority interests         (1,976)         (2,023)
     Other                                                                        558             225
     Change in assets and liabilities:
       Accounts receivable                                                      3,573          15,957
       Other current assets                                                     3,095            (351)
       Accounts payable and accrued liabilities                                (7,597)        (18,186)
       Deferred revenue                                                        11,558           3,880
       Other, net                                                               6,067          (4,761)
                                                                            ---------       ---------
             Net cash provided by operating activities                        129,897         101,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                               (96,200)        (92,867)
Purchase of property, equipment and software                                  (14,568)        (13,259)
Capitalized software costs                                                     (1,793)         (1,490)
Investment in joint ventures                                                   (2,751)         (1,940)
Other, net                                                                        460             994
                                                                            ---------       ---------
             Net cash used in investing activities                           (114,852)       (108,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)                                              (16,000)         14,750
Purchases of Common Stock                                                        (110)           (675)
Proceeds from issuance of stock and exercise of stock options                     927              --
Net repayments of capitalized leases                                           (1,747)           (960)
                                                                            ---------       ---------
             Net cash (used) provided by financing activities                 (16,930)         13,115

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (159)           (731)
                                                                            ---------       ---------

             Net (decrease) increase in cash and cash equivalents              (2,044)          4,860

  Cash and cash equivalents at beginning of period                             11,914           8,077
                                                                            ---------       ---------


  Cash and cash equivalents at end of period                                $   9,870       $  12,937
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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid (received) for interest and income taxes during the period was as follows (in thousands):

                     NINE MONTHS ENDED
                       SEPTEMBER 30,
                       -------------
                    2001          2000
                    ----          ----
Interest          $ 1,775      $ 2,529

Income taxes          224         (277)

         Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. During the nine months ended September 30, 2001, the Company acquired computer software licenses for $3.0 million in exchange for a financing obligation.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts receivable were as follows (in thousands):

                                 SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                 ------------------            -----------------
Billed                               $ 64,973                       $ 69,822
Unbilled                               15,201                         14,706
                                     --------                       --------
                                       80,174                         84,528
Reserve for accounts receivable        (3,753)                        (3,918)
                                     --------                       --------
                                     $ 76,421                       $ 80,610
                                     ========                       ========


NOTE 4 - INVESTMENTS AND OTHER ASSETS

         Investments were as follows (in thousands):

                                                         SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                         ------------------  -----------------
Mosaic InfoForce, L.P., at cost plus equity in
     undistributed earnings                                   $ 5,389           $ 6,101

Datos Information Resources, at cost plus equity in
     undistributed earnings                                     4,180             4,439

GfK Panel Services Benelux B.V., at cost                        1,315             1,315

Middle East Market Research Bureau ("MEMRB"),
     at cost                                                    2,784             2,795

Other                                                           1,089             1,208
                                                              -------           -------
                                                              $14,757           $15,858
                                                              =======           =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


         Other assets were as follows (in thousands):

                                                   SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                   ------------------  -----------------
Deferred data procurement costs -
     net of accumulated amortization of
     of $138,356 in 2001 and $132,884 in 2000           $144,136           $142,036

Intangible assets, including goodwill -
     net of accumulated amortization of
     $13,193 in 2001 and $12,026 in 2000                   8,202              9,370

Capitalized software costs - net of
     accumulated amortization of $6,596
     in 2001 and $4,716 in 2000                            5,200              5,862

Other                                                      8,348              8,738
                                                        --------           --------

                                                        $165,886           $166,006
                                                        ========           ========



NOTE 5 - LONG TERM DEBT

         Long-term debt was as follows (in thousands):

                                  SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                  ------------------      -----------------
Bank borrowings                       $  5,000               $ 21,000
Capitalized leases and other             4,218                  5,965
                                      --------               --------
                                         9,218                 26,965
Less current maturities                 (2,495)                (2,337)
                                      --------               --------


                                      $  6,723               $ 24,628
                                      ========               ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

         In October 2001, the Company amended certain financial covenants and other terms and conditions of its $60 million bank revolving credit facility. Under the credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable. Borrowings under the facility are secured by the Company's assets. The Company had $56 million of borrowing availability under the amended revolving credit facility as of November 12, 2001.

         The financial covenants in the amended bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $3.5 million is currently available for such distributions under the most restrictive of these covenants. Additionally, the amended bank credit agreement contains covenants that restrict the Company's ability to incur additional indebtedness.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) were as follows (in thousands):

                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                           -------------                        -------------
                                       2001              2000               2001              2000
                                       ----              ----               ----              ----
Net loss                             $   (488)         $   (598)         $ (4,203)         $ (5,139)

Foreign currency translation
   adjustment                           3,154            (3,062)              627            (6,849)
                                     --------          --------          --------          --------

Comprehensive income (loss)          $  2,666          $ (3,660)         $ (3,576)         $(11,988)
                                     ========          ========          ========          ========

NOTE 7 - STOCK REPURCHASE

         The Company purchased 20,000 shares of common stock aggregating $0.1 million during the first quarter of 2001 in connection with the stock repurchase program announced in August 2000. The stock repurchase program was established principally to acquire shares to fund the Company's 2000 Employee Stock Purchase Plan ("ESPP"). In June 2001, the Company sold 144,939 shares of Common Stock for $0.4 million to employees participating in the ESPP. Of the shares sold, 31,863 were previously held in treasury and 113,076 were newly issued by the Company.

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

         The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                          -------------                  -------------
                                                      2001            2000            2001            2000
                                                      ----            ----            ----            ----
Revenues:
  U.S. Services                                    $ 105,036       $  98,589       $ 315,302       $ 298,369
  International Services                              33,130          33,083         100,078          96,375
                                                   ---------       ---------       ---------       ---------

    Total Revenue                                  $ 138,166       $ 131,672       $ 415,380       $ 394,744
                                                   =========       =========       =========       =========

Operating Results:
   U.S. Services                                   $   6,813       $   6,020       $  19,961       $  14,580
   International Services:
      Operating loss                                    (743)         (1,320)         (3,332)         (6,278)
      Equity in earnings of
          affiliated companies                            23             157             149             427
      Minority interest benefit                          770             487           2,147           2,336
                                                   ---------       ---------       ---------       ---------
       Subtotal -- International Services                 50            (676)         (1,036)         (3,515)

Corporate and other expenses including
       equity in loss of affiliated companies         (2,803)         (1,401)         (9,858)         (7,995)
   Restructuring and other charges (a)                (4,209)         (3,157)        (12,408)         (8,796)
                                                   ---------       ---------       ---------       ---------

    Operating Results                                   (149)            786          (3,341)         (5,726)


Interest expense and other, net                         (354)         (1,282)         (2,751)         (2,793)
                                                   ---------       ---------       ---------       ---------

Loss before income taxes                           $    (503)      $    (496)      $  (6,092)      $  (8,519)
                                                   =========       =========       =========       =========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

(a) Restructuring and other charges for the U.S. Services, International Services and Corporate were $2.0 million, $2.2 million and $0 million, respectively, for the three months ended September 30, 2001 and $1.2 million, $2.0 million and $0 million, respectively, for the three months ended September 30, 2000. Restructuring and other charges for the U.S. Services, International Services and Corporate were $6.0 million, $6.4 million and $0 million, respectively, for the nine months ended September 30, 2001 and $5.4 million, $4.3 million and $(0.9) million, respectively, for the nine months ended September 30, 2000.

NOTE 9 - RESTRUCTURING AND OTHER CHARGES

         The Company began the Project Delta initiative in the fourth quarter of 1999 and completed the project during the third quarter of 2001, with the exception of the transition of German production to the U.S. facility. Costs associated with Project Delta continued to be incurred through the end of the third quarter of 2001. Certain restructuring and other costs were not eligible for accrual in 2000 and were recorded during 2001. For the quarter and nine months ended September 30, 2001 and 2000, the Restructuring and Other Charges included in the Statement of Operations consist of the following (in thousands):

                                                THREE MONTHS                 NINE MONTHS
                                                   ENDED                        ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                -------------                -------------
                                             2001           2000           2001          2000
                                             ----           ----           ----          ----
RESTRUCTURING CHARGES

  Termination benefits                    $  1,341       $    730       $  1,362      $  3,406
  Disposition of excess office space             7           (231)            24           519

  Transition of German production to
    U.S. facility                            2,067            980          6,070         3,179
  Discontinued activities                      (17)         1,603          2,025         1,603


  Other costs of project                       811             75          2,927           996
OTHER CHARGES                                   --             --             --          (907)
                                          --------       -------        -------       --------
                                          $  4,209       $  3,157       $ 12,408      $  8,796
                                          ========       ========       ========      ========


         The following table reflects restructuring and other charges accrued prior to 2001 and expenses incurred and cash payments made during the first nine months of 2001 (in thousands):

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

                                                                           2001 ACTIVITY
                                         ---------------------------------------------------------------------------------
                                           LIABILITY AT                                                   LIABILITY AT
                                         DECEMBER 31, 2000    PROVISION        CASH         NON-CASH    SEPTEMBER 30, 2001
                                         -----------------    ---------        ----         --------    ------------------
Termination benefits                        $  2,029          $  1,362       $ (2,292)      $     --         $  1,099

Disposition of excess office space                --                24            (24)            --               --

Transition of German production
to U.S. facility                                  --             6,070         (5,616)            --              454

Discontinued activities                          541             2,025           (135)        (2,025)             406

Other costs of project                            --             2,927         (2,927)            --               --
                                            --------          --------       --------       --------         --------
                                            $  2,570          $ 12,408       $(10,994)      $ (2,025)        $  1,959
                                            ========          ========       ========       ========         ========


         Termination Benefits: As of September 30, 2001, 394 employees have been terminated under various Project Delta initiatives. The accrual balance remaining as of September 30, 2001 represents the unpaid severance costs associated with employees terminated through the third quarter of 2001.

         Disposition of Excess Office Space: The Company recorded $.02 million of charges relating to lease buyouts in the first nine months of 2001 relating to office space not currently utilized.

         Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. data processing facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first three quarters of 2001, charges of approximately $6.1 million were recorded related to this transition.

         Discontinued Activities: During 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in the first half of 2001 relating to accelerated depreciation on this equipment.

         Other Restructuring Costs: Other restructuring costs during the first nine months of 2001 relate primarily to the fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of approximately $900 thousand ($.02 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

RESULTS OF OPERATIONS

         The Company's consolidated net loss was $.5 million or $(.02) per diluted share for the third quarter of 2001 compared to a consolidated net loss of $.6 million or $(.02) per diluted share for the corresponding 2000 quarter. The Company's consolidated net loss was $4.2 million or $(.14) per diluted share for the nine months ended September 30, 2001 compared to a consolidated net loss of $5.1 million or $(.18) per diluted share for the corresponding 2000 period. Excluding restructuring and other charges, net income for the quarter and year to date 2001 was $2.1 million and $3.6 million or $.07 and $.12 per diluted share compared to $1.3 million and $0.1 million, respectively, or $.05 and $.0 per diluted share for the corresponding 2000 period.

Third Quarter Versus Prior Year

         Consolidated revenues for the quarter ended September 30, 2001 were $138.2 million, an increase of 5% over the corresponding quarter in 2000. U.S revenues were $105.0 million, an increase of 7% compared to the prior year primarily due to increased panel, analytics, and web delivery and access tools revenues. International revenues were $33.1 million for the third quarter of 2001. Excluding foreign currency exchange effects, international revenues increased 1% over the prior year.

         Consolidated costs of information services sold increased 7% to $123.1 million for the three months ended September 30, 2001 compared to $114.6 million for the third quarter of 2000. This increase is due to higher compensation resulting primarily from annual increases and higher employee incentive accruals.

         Consolidated selling, general and administrative expenses decreased 10% to $11.8 million for the three months ended September 30, 2001 compared to $13.1 million for the third quarter of 2000. This decrease is primarily due to lower training and recruiting costs.

         Earnings before interest and taxes, excluding restructuring and other charges of $4.2 million, was $4.1 million for the third quarter of 2001 compared to $3.9 million in the prior year, before restructuring and other charges of $3.2 million. This slight improvement is the result of better performance in both U.S. and international operations. The improvement is somewhat offset by higher corporate expenses which are the result of certain favorable adjustments made in 2000 but not in 2001.

         Restructuring and other charges are discussed below. Interest and other expenses were $.4 million for the third quarter of 2001, a decrease of $0.9 million over the prior year due to lower bank debt in 2001 and decreased foreign exchange losses resulting from the increased strength of the European currencies during the third quarter of 2001 as compared to the prior year.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


Third Quarter Year to Date Versus Prior Year

         Consolidated revenues were $415.4 million for the nine months ended September 30, 2001, an increase of 5% over the corresponding period of 2000. U.S. revenues increased 6% to $315.3 million for the nine months ended September 30, 2001 compared to the prior year primarily due to increased panel, analytics, and web delivery and access tools revenues. International revenues increased 4% to $100.1 million. Excluding the impact of foreign currency exchange effects, international revenues for the first nine months of 2001 increased 9% over the prior year.

         Consolidated costs of information services sold increased 4% to $369.1 million for the nine months ended September 30, 2001 compared to costs of $353.4 million for the corresponding period of 2000. This increase is due to higher compensation resulting primarily from annual increases, higher employee incentive accruals and the continued growth of the international business.

         Consolidated selling, general and administrative expenses decreased 3% to $39.1 million for the nine months ended September 30, 2001 compared to $40.3 million for the first nine months of 2000. This decrease is primarily due to lower training and recruiting costs.

         For the first nine months of 2001, the Company's earnings before interest and taxes, excluding restructuring and other charges of $12.4 million, was $9.1 million compared to $3.1 million in the prior year before restructuring and other charges of $8.8 million. This $6.0 million improvement is the result of better performance in both U.S. and international operations. The improvement is somewhat offset by higher corporate expenses which are the result of certain favorable adjustments made in 2000 but not in 2001.

         Restructuring and other charges are discussed below. Interest and other expenses were unchanged at $2.8 million for the nine months ended September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current cash resources include its $9.9 million consolidated cash balance and $56 million available under the Company's amended bank revolving credit facility as of November 12, 2001. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's amended bank agreement contains covenants that restrict the Company's ability to incur additional indebtedness.

Financings

         In October 2001, the Company amended certain financial covenants and other terms and conditions of its $60 million bank revolving credit facility. Under the credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable. The facility is secured by the Company's assets.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $3.5 million is currently available for such distributions under the most restrictive of these covenants. Additionally, the bank credit agreement also contains covenants that restrict the Company's ability to incur additional indebtedness.

Cash Flow

         Consolidated net cash provided by operating activities during the first nine months of 2001 was $129.9 million compared to $101.0 million for the same period in 2000. A significant part of this increase is attributed to a $10.9 million cash payment received by the Company as an early termination fee on a client contract that was to expire in 2005. As part of this arrangement, the Company also entered into a long-term contract with the client's parent. Most of this payment will be recognized as income over four years beginning in 2002. Other items affecting operating cash flow included lower severance and employee incentive payments in 2001, the timing of certain liability payments, including payroll, and higher amortization of deferred data procurement costs.

         Consolidated cash used in net investing activities increased $6.3 million to $114.9 million in 2001 reflecting higher expenditures for data procurement and capital, and payments made in connection with the formation of Mosaic InfoForce, L.P.

         Consolidated cash used by net financing activities was $16.9 million for the first nine months of 2001 reflecting repayments of bank borrowings of $16.0 million. This compares to cash provided by financing activities of $13.1 million for the same period in 2000 which included $14.8 million of borrowings under the revolving line of credit.

Other Deferred Costs and Capital Expenditures

         Consolidated deferred data procurement expenditures were $96.2 million for the nine months ended September 30, 2001 and $92.9 million for the same period in 2000. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $56.3 million and $54.9 million for the periods ended September 30, 2001 and 2000, respectively, for the Company's U.S. services business and $39.9 million and $38.0 million, respectively, for the Company's International services business.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         On May 1, 2001, Wal-Mart Stores, Inc. announced its decision, effective as of the beginning of August, 2001, to discontinue providing point-of-sale and related data for its U.S. business to all third party data providers, including the Company and ACNielsen Corporation. The Company has been focusing its efforts on creating an alternative data solution for its customers that will replace Wal-Mart sample-based point of sale scanner data with the Company's consumer panel data. Although this panel solution has only recently been made available to the marketplace, management believes that it will be a reasonable substitute for the Wal-Mart scanner data. If, however, the marketplace does not view the Company's Wal-Mart panel solution as a reasonable substitute for Wal-Mart scanner data, the Company's revenues and results of operations could be adversely impacted.

         Consolidated capital expenditures were $14.6 million and $13.3 million for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures for the Company's U.S. services business were $11.3 million and $9.3 million, while depreciation expense was $18.4 million and $18.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in U.S. capital expenditures is primarily due to the purchase of equipment used in connection with the panel business. The Company's International capital expenditures were $3.3 million and $4.0 million for the nine months ended September 30, 2001 and 2000, respectively, while depreciation expense was $3.3 million and $3.4 million for the nine months ended September 30, 2001 and 2000, respectively.

         Consolidated capitalized software development costs, primarily in the U.S., were $1.8 million for the first three quarters of 2001 and $1.5 million for the corresponding period in 2000.

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

Impact of Inflation

         Inflation has slowed in recent years, however the Company's results of operations are impacted by rising prices given the labor intensive nature of the business. To the extent permitted by competitive conditions, the Company passes increased costs on to customers by adjusting sales prices and, in the case of multi-year contracts, through consumer price index increases provided for in such agreements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

RESTRUCTURING AND OTHER CHARGES

         The Company began the Project Delta initiative in the fourth quarter of 1999 and completed the project during the third quarter of 2001, with the exception of the transition of German production to the U.S. facility. Costs associated with Project Delta continued to be incurred through the end of the third quarter of 2001. Certain restructuring and other costs were not eligible for accrual in 2000 and were recorded during 2001. For the quarter and nine months ended September 30, 2001 and 2000, the Restructuring and Other Charges included in the Statement of Operations consist of the following (in thousands):

                                                THREE MONTHS                 NINE MONTHS
                                                    ENDED                       ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                 -------------               -------------
                                             2001          2000           2001          2000
                                             ----          ----           ----          ----
RESTRUCTURING CHARGES

  Termination benefits                    $  1,341       $    730       $  1,362      $  3,406
  Disposition of excess office space             7           (231)            24           519

  Transition of German production to
     U.S. facility                           2,067            980          6,070         3,179
  Discontinued activities                      (17)         1,603          2,025         1,603
  Other costs of project                       811             75          2,927           996

OTHER CHARGES                                   --             --             --          (907)
                                          --------       --------       --------      --------
                                          $  4,209       $  3,157       $ 12,408      $  8,796
                                          ========       ========       ========      ========


         The following table reflects restructuring and other charges accrued prior to 2001 and expenses incurred and cash payments made during the first nine months of 2001 (in thousands):

                                                                           2001 ACTIVITY
                                         --------------------------------------------------------------------------------
                                            LIABILITY AT                                                 LIABILITY AT
                                         DECEMBER 31, 2000     PROVISION        CASH        NON-CASH   SEPTEMBER 30, 2001
                                         -----------------     ---------        ----        --------   ------------------
Termination benefits                          $ 2,029            $ 1,362      $ (2,292)     $    --       $ 1,099

Disposition of excess office space                 --                 24           (24)          --            --

Transition of German production
to U.S. facility                                   --              6,070        (5,616)          --           454

Discontinued activities                           541              2,025          (135)      (2,025)          406

Other costs of project                             --              2,927        (2,927)          --            --
                                              -------            -------      --------      -------       -------

                                              $ 2,570            $12,408      $(10,994)     $(2,025)      $ 1,959
                                              =======            =======      ========      =======       =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         Termination Benefits: As of September 30, 2001, 394 employees have been terminated under various Project Delta initiatives. The accrual balance remaining as of September 30, 2001 represents the unpaid severance costs associated with employees terminated through the third quarter of 2001.

         Disposition of Excess Office Space: The Company recorded $.02 million of charges relating to lease buyouts in the first nine months of 2001 relating to office space not currently utilized.

         Transition of German Production to U.S. Facility: The Company made a decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail Services GmbH from an external vendor in Germany to the Company's U.S. data processing facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. In the first three quarters of 2001, charges of approximately $6.1 million were recorded related to this transition.

         Discontinued Activities: During 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in the first half of 2001 relating to accelerated depreciation on this equipment.

         Other Restructuring Costs: Other restructuring costs in the first three quarters of 2001 relate primarily to the fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

         Future Restructuring Charges: The Company's Project Delta cost reduction program has been completed, with the exception of the transition of German production to the U.S. data processing facility. The Company expects to incur substantially all of the remaining charges in the fourth quarter of 2001 relating to the German transition. Additionally, the Company has begun a review of its information technology operations to assess potential restructuring costs and benefits. The first phase of this review is expected to last six months beginning in the fourth quarter of 2001, and will include initial assessments of database design, transition planning and cost and savings estimates. Management estimates charges for the first phase will be approximately $3 million in the fourth quarter of 2001 with additional charges of $4 million - $6 million in the first quarter of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of approximately $900 thousand ($.02 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

         The Company has not incurred any material costs for system modifications and does not anticipate any material increase in transaction costs. The Company continues to evaluate the impact of the Euro, however, based on currently available information, management does not believe the introduction of the Euro will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit No.                      Description of Exhibit
                  -----------                      ----------------------
                  10.1                             Fourth Amendment to Credit Agreement dated October
                                                   16, 2001

                  10.2                             Amended and Restated Security Agreement dated
                                                   October 16, 2001

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




                                     INFORMATION RESOURCES, INC.
                                     ---------------------------
                                     (Registrant)



                                     /s/Andrew G. Balbirer
                                     -----------------------------------
                                     Andrew G. Balbirer
                                     Executive Vice President
                                      and Chief Financial Officer
                                     (Authorized Officer of Registrant)





                                     /s/Mary K. Sinclair
                                     -----------------------------------
                                     Mary K. Sinclair
                                     Controller
                                     (Principal Accounting Officer)



November 13, 2001