Form 10-K405
period 2001-12-31
INFORMATION RESOURCES INC
filed 2002-03-21
CIK 714278

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        FOR THE TRANSITION PERIOD FROM    TO

                           COMMISSION FILE NO. 0-11428
                                 ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002 (based on the closing price as quoted by NASDAQ as of such date) was $221,369,237.

The number of shares of the registrant's common stock, $.01 par value per outstanding share, as of February 28, 2002 was 29,423,354.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 17, 2002 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Information Resources, Inc. and its subsidiaries (collectively referred to herein as "IRI" or the "Company") is a leading provider of universal product code ("UPC"), scanner-based business solutions services to the consumer packaged goods ("CPG") industry, offering services in the United States, Europe and other international markets. The Company supplies CPG manufacturers, retailers and brokers with information and analysis critical to their sales and marketing operations. IRI provides services designed to deliver value through an enhanced understanding of the consumer to a majority of the Fortune 500 companies in the CPG industry.

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

    Revenues from the Company's U.S. and International Services were as follows for the years ended December 31 (in thousands):


                                          2001          2000         1999
                                     ------------   -----------  ------------
U.S. Services........................$   420,321    $   397,895  $    416,729
International Services................   135,547        133,028       129,544
                                      -----------   -----------  ------------
            Total....................$   555,868    $   530,923  $    546,273
                                     ============   ===========  ============

U.S. SERVICES

    The Company's U.S. Services include InfoScan product tracking services, related delivery and software product sales, consumer panel services, analytical and consulting services, BehaviorScan product testing services, retail audit services and a variety of applications using the Company's census (i.e., all stores within participating retail chains) scanner databases and the Company's multi-outlet consumer panel databases.

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

    Subscriptions to InfoScan by CPG manufacturers are a principal source of revenue for the Company. Manufacturers subscribe to InfoScan by contracting with the Company to obtain access to the InfoScan databases for specified product categories. InfoScan contracts in the United States generally have multi-year terms, usually of three years or more.

    InfoScan Census. InfoScan Census applications are derived from a product tracking service based on scanner data collected from all stores within participating retail chains, as opposed to collection from a sample of such stores. InfoScan Census offers the CPG industry more complete and accurate data than sample services, since it has no sampling or projection errors for census chains, and its applications can go beyond traditional market tracking uses. Nearly all of IRI's clients' databases in the United States use a census-based projection system.

    InfoScan Census revenues also come from manufacturers purchasing key account data, which are sales data for a product category based on all the stores of a specific retailer. This service enables manufacturers' sales representatives to negotiate with retail buyers based on a mutually consistent and accurate measure of retail product movement. In addition, an evaluation of differences in brand and product category purchasing across individual stores within a chain can often pin-point opportunities to effectively build sales to the benefit of both manufacturers and retailers. Other census applications include improved management of trade promotions, validation of "pay-for-performance" promotions, more effective sales force and broker compensation programs and improved inventory and distribution management.

    There are presently 14,800 grocery stores, 14,400 drug stores and 3,000 mass merchandisers in the Company's InfoScan Census U.S. database.

    Participating retailers typically deliver their scanner data electronically to the Company's computer facilities in Wood Dale, Illinois. While most retail stores in the United States have installed scanner equipment to record product sales information, certain convenience stores and other retail outlets have not. When scanner data are not available, field personnel visit stores and obtain sales information via a manual audit of the stores' product purchases and inventory.

    InfoScan Causal Data Collection. The InfoScan U.S. and international databases typically contain product movement and price information and "causal" data. Causal data consist of information which may explain changes in product sales, such as price promotions, retailers' newspaper ads and in-store displays, as well as other promotion and merchandising data related to the sale of CPG products. For the Company's InfoScan causal data service, the Company continuously collects weekly promotional information from representative retail outlets. Included in the Company's national and local market causal data samples in the U.S. are approximately 4,300 stores in the aggregate, including grocery stores, drug stores, mass merchandisers and convenience stores.

    IRI's causal data are collected in the United States by Mosaic InfoForce, L.P., a joint venture company formed during 2000 by IRI and Mosaic Group, Inc., a leading Canadian outsourced marketing services agency with operations in Canada, the United States and Europe. Employees of Mosaic InfoForce, L.P. conduct weekly on-site visits to retail stores participating in the InfoScan service to collect causal information such as in-store promotions and displays. Mosaic InfoForce, L.P. provides additional related services, including custom data collection, custom and syndicated observational audits, and other in-store activities such as light merchandising services.

    The Company often pays cash for scanner data covering a sample or census of retailers' stores. However, the Company also exchanges software, product movement information and other services to obtain access to data for all stores within certain grocery, drug and mass merchandiser stores. The Company provides its QScan(R) system to U.S. retailers in exchange for their participation in the provision of their all-store data for InfoScan Census. QScan is an information system designed to provide retailers with easy access to their scanner data. The system addresses retailers' problems of organizing and analyzing their own databases of information for products sold in their stores. The QScan system allows for the processing and analysis of scanner data from all of the retailer's stores on a weekly basis. Current census data retailer contracts generally have multi-year terms, usually of three or more years, some of which are cancelable either during or after the initial term with 3 to 6 months notice by either party. Other data procurement contracts generally run year-to-year and are cancelable at the end of each year by either party with 60 days notice.

    InfoScan Advantage. In August 2001, Wal-Mart Stores, Inc. discontinued providing point-of-sale and related data for its U.S. business to all third party data providers, including IRI and The ACNielsen Company. In response, IRI has enhanced its InfoScan service to provide continued insights into Wal-Mart by using IRI's consumer panel data collected directly from Wal-Mart shoppers as a replacement for Wal-Mart's point-of-sale data. This enhanced service, InfoScan Advantage(TM), provides the ability to integrate the Wal-Mart panel data with IRI's InfoScan census-based retail tracking data. IRI began making InfoScan Advantage available to clients beginning in October 2001.

    Consumer Panel: The Company also collects consumer purchase and attitudinal information through 65,000 hand held bar-code scanners that it places in households throughout the United States. Collection of purchase data from these bar-code scanners enables the Company to ascertain product movement information from a full spectrum of retail outlets, including stores that either do not have scanners or do not provide point-of-sale data to the Company. In addition to the Company's multi-outlet consumer panel services, the Company also maintains a separate consumer panel of shoppers in its BehaviorScan testing markets in connection with the Company's provision of testing and analytics services. These additional households provide the Company's clients with the means to test and evaluate various marketing programs and the impact of different marketing variables on consumer behavior in a controlled environment prior to a full launch. BehaviorScan households use the same scanner device as the multi-outlet panelists and/or present an identification card when shopping at participating stores, thereby allowing scanners to record specific details of their product purchases. The Company provides a variety of syndicated and custom databases and analytics utilizing the multi-outlet panel data to provide retailers and manufacturers with insights into consumer purchase behavior. See "Analytical and Consulting Services" below.

    Data Processing. With respect to its operations in the United States, United Kingdom, France, Germany, Italy, the Netherlands and Spain, the Company receives and processes data at its production center and computer facilities located in Wood Dale, Illinois. The Company's production center operates with numerous platforms including mainframe, UNIX and Windows NT as well as proprietary production software and related technology developed exclusively by the Company to process and store very large amounts of data. Through direct telecommunication connections with InfoScan clients in the U.S., the Company also provides electronic on-line access to InfoScan data services. The Company currently leases its mainframe computers from third party financial institutions.

    Data Delivery. Subscriptions to the InfoScan service entitle the Company's clients to access the Company's databases and receive information for specific product categories. Because large amounts of data are involved, clients usually either take electronic delivery of the data or obtain electronic access to the Company's databases through the Company's on-line service or web-based delivery service. Clients taking on-line electronic delivery generally license software from the Company. The Company's on-line service permits the Company to build, maintain and store client-subscribed databases which remain resident on the Company's computers. Clients then access the databases through remote electronic connection. Clients may also purchase software services from the Company. (See "Software and Related Products" below for more information on Company revenues derived from software licensing.) In addition, the Company also provides Internet delivery options, including CPGNetwork(TM), its web-based business intelligence resource that delivers custom reports and relevant industry information via a Company-hosted web site.

    Analytical and Consulting Services. The Company emphasizes the provision of experienced and knowledgeable client service personnel to assist clients in the use and interpretation of InfoScan retail tracking data and consumer panel data, as well as in the use of the Company's analytical software. The Company also offers a variety of advanced analytical and consulting services to CPG manufacturers and retailers to evaluate and address critical business decisions. These services are directed at helping clients identify new marketing opportunities, plan and evaluate new or restaged product launches, evaluate the impact of price changes, evaluate opportunities for product line optimization, and evaluate and increase the effectiveness of marketing expenditures. Advanced analytics typically involve the application of sophisticated statistical models to IRI's InfoScan and consumer panel data. These analyses help the clients quantify the sales and profit impact on major sales and marketing decisions. Revenues from analytical and consulting services typically follow from subscriptions to the Company's InfoScan service and principally relate to analytical use of InfoScan and panel data. These services are generally billed on a time and materials basis.

    Software and Related Products. In close association with its retail tracking services around the world, the Company markets analytical software to the CPG industry principally for use in accessing, managing and analyzing the Company's databases. In July 1995, the Company sold its EXPRESS technology and certain software products to Oracle Corporation, while retaining ownership of certain EXPRESS-based sales and marketing software application products for use in the CPG industry. Many of the Company's U.S. and International clients currently use the Oracle(R) EXPRESS-based software application, Oracle(R) Sales Analyzer, to access, manage and analyze the Company's databases. Oracle EXPRESS is a software technology designed for working with large and complex databases. Oracle Sales Analyzer is a decision support software application built in Oracle EXPRESS and is now owned by Oracle. The product provides users with a range of analytical and reporting tools. Through licensing agreements with Oracle, the Company continues to market and distribute certain Oracle EXPRESS software products, including Oracle Sales Analyzer. The Company also licenses its own applications, such as XLerate(TM), as well as Oracle Sales Analyzer in conjunction with a client's InfoScan data subscription.

    A principal source of software revenues is the provision of on-line access services and web delivery services to InfoScan subscribers who access InfoScan databases residing in the Company's data warehouses. Other revenues are derived from consulting services the Company performs to assist clients with the integration of data into their existing systems.

    Oracle is entitled to receive royalties on certain types of Oracle software sublicenses granted by the Company and its distributors; however, prior to July 2001, the Company was not required to pay royalties to Oracle on licenses granted by the Company and its affiliates to CPG end-users for use with data provided by the Company or its affiliates. The Company will be required to pay royalties to Oracle for update and support services provided for sublicenses granted by the Company prior to July 2001, but only to the extent that the Company and the sublicensee elect to receive update and support services from Oracle for such sublicenses after July 2001. IRI has also negotiated new royalty rates to be paid to Oracle for any additional sublicenses of Oracle software products granted by the Company and its distributors to CPG entities during the two-year period beginning July 2001 and for any update and support services provided for such Oracle software products during this same two-year period. Thereafter, Oracle and the Company have agreed to negotiate new royalty rates. For a period of three years from July 2001, the Company also has the right to license certain Oracle software products, including Oracle Sales Analyzer and Express Server software products, on favorable terms, for the Company's own use and the use of the Company's clients, in connection with the Company's data operations.

    The Company's current web offering, CPGNetwork(TM), enables clients to access InfoScan and related data and other personalized content via a web browser. The Company is also developing alternative technologies to deliver its data based on Microsoft(R) technologies. This new delivery platform is expected to increase accessibility to the Company's InfoScan data, improve compatibility with existing technical architectures of the Company's clients and partners, and extend integration with additional data sources. To support the Microsoft technology, the Company is developing a new easy-to-use data retrieval, analysis and reporting suite called InfoPro(TM). InfoPro will allow users to easily access, manipulate and analyze IRI and other data within the familiar environment of the web browser and Microsoft Office(R). InfoPro and CPGNetwork will provide customers a complete end-to-end solution for accessing, analyzing, publishing and integrating IRI and third party data sources.

    The Company also markets its proprietary Apollo Space Management System(TM) software to CPG retailers, wholesalers, manufacturers and brokers worldwide to enhance the merchandising understanding and business success of our clients through improved performance at the shelf and throughout the total store. Apollo software is designed to provide store specific solutions and detail to drive improved margin performance. Apollo facilitates an integrated approach which enables customers to drive productivity through integration of IRI data and analytics to assist in the management of retail space, providing a range of tools for space management including assortment planning, data integration and management, category analysis, creation of schematics and web enabled access and distribution.

    The Company also develops and markets other analytical software applications and technology-based consulting services for use in the CPG industry, including tools to help clients receive, analyze, interpret and facilitate enhanced uses of IRI's InfoScan data, consumer panel data and analytics data.

    Testing Services. The Company provides a number of in-market testing services primarily for CPG manufacturers, including controlled store testing, matched market testing and BehaviorScan. Controlled store testing involves testing the placement of new products or changes in advertising, shelf location, price or other in-store merchandising conditions in a limited group of test stores. In a matched market test, IRI measures the effects of a client's execution of new marketwide advertising or couponing programs in one or more cities. In both types of testing services, IRI applies statistical analysis techniques to the InfoScan data to measure test results. The Company's BehaviorScan service is a unique test marketing system available in the United States which analyzes consumer purchasing behavior based on exposure to different television advertising plans. BehaviorScan allows CPG manufacturers to measure the impact of different marketing variables on consumer purchase behavior, for both existing and new products, including high-risk new brands and brand restages. Typical marketing variables tested in BehaviorScan markets are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price and packaging changes. BehaviorScan tests compare the purchases of a group of consumers exposed to test variable(s) with the purchases of a control group of consumers not exposed to the test variable(s). A unique feature of the BehaviorScan system is its ability to deliver alternative television advertising to different groups of panel households using the Company's proprietary targetable television technology. BehaviorScan is currently available in five U.S. markets and is the only such electronic test marketing system in the United States. Major costs associated with the BehaviorScan system include payments to retailers, incentive programs for participating panel households, field personnel costs, cable television studio operation, computer resources and client service personnel costs.

INTERNATIONAL SERVICES

    Through subsidiaries and joint ventures with other leading marketing information firms, the Company in 1992 began offering information services, primarily using scanner-based data, in a number of countries outside of the United States. The Company offers many of the same services internationally as it offers within the U.S., including InfoScan retail tracking services, InfoScan census services, related delivery and software, and analytic and consulting services; however, specific services offered depend upon local country competitive conditions and the general retailer environment. Collection practices for weekly product sales information in the Company's foreign markets are largely scanner-based, although that may vary on a country-by-country basis, depending on scanner data availability. Household panel services are available in European markets from alliance partners of the Company. The Company's major European subsidiaries and joint venture companies, (except, until recently, Germany) rely on the Company's data production facilities in the United States as well as the Company's know-how and trade secrets to provide InfoScan retail tracking services. In the first quarter of 2002, the Company completed its transition of the German data processing to the Company's data production facilities in the United States.

    The Company's only significant competitor offering product tracking services is ACNielsen. (See "Competition" below.) The Company competes with ACNielsen in the markets where the Company has established information services.

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

    France. The Company's subsidiary in France offers scanner-based tracking services under the InfoScan name. In 1993, the Company organized a joint venture, IRI-SECODIP S.C.S. with GfK and SECODIP S.A., a wholly owned subsidiary of TNS, to acquire the operations of SECODIP's retail audit business and the business of a former development-stage scanner-based operation of GfK. Since 1994, the Company has funded substantially all of the joint venture's capital requirements and the Company now owns substantially all of the joint venture interests. Pursuant to contractual arrangements, the Company provides data production services to the subsidiary from the Company's computer facilities in Wood Dale, Illinois.

    Italy. In 1994, the Company began development of an information service in Italy through the formation of a wholly-owned subsidiary, IRI InfoScan Italy. Its basic service consists of retail sales and promotion tracking using a sample of retail grocery outlets. Supermarket sales are tracked by means of scanning data, while sales in smaller, traditional shops are measured by manual audit techniques. Pursuant to contractual arrangements, the Company provides data production services to IRI InfoScan Italy from the Company's computer facilities in Wood Dale, Illinois.

    Germany. The Company operates a retail tracking service joint venture in Germany through a subsidiary whose minority shares are held by GfK. From 1993 through 1996, the Company owned a 15% interest in GfK Panel Services GmbH ("GfK Panel"), then a subsidiary of GfK. During that time, GfK Panel offered both retail and consumer panel tracking services based on consumer household panel data, retail audit data, scanner data and provided related consulting studies. In February 1997, the retail tracking service and related software businesses were put into a new joint venture company, IRI/GfK Retail Services GmbH ("IRI/GfK Retail") in which the Company currently owns approximately 74% and GfK owns the balance. During 2001, the Company's funding requirements per the joint venture agreement increased to 100% although GfK will continue to share in certain accounting adjustments through the second quarter of 2002. In 2000, the Company began transitioning data production services for IRI/GfK Retail from GfK's facilities in Nuremberg, Germany to the Company's facilities in Wood Dale, Illinois. This transition was completed in the first quarter of 2002. It is expected to result in service enhancements, as well as reduced production costs.

    In 1997, the Company sold its 15% ownership interest in GfK Panel to GfK. GfK Panel continues to provide consumer panel and ad hoc research services to the German market, and GfK Panel and IRI/GfK Retail cooperate in selling and delivering services to common clients.

    Benelux. The Company and GfK operate a joint venture which offers a scanner-based retail tracking service to the Netherlands market. This scanner-based retail tracking service became fully-operational in 1994. The Company currently owns approximately 80% of this company, with GfK owning the balance. In 2001, the Company's funding requirements per the joint venture agreement increased to 100%, although GfK is entitled to 49% of any profits. This company now operates under the name Information Resources GfK B.V. Pursuant to contractual arrangements, the Company provides data production services to the joint venture through the Company's computer facilities in Wood Dale, Illinois.

    In 1998, the Company also sold a 9.9% interest in GfK Panel Services Benelux B.V. reducing its ownership to 10%. The Company's interest was further reduced to 7.6% during 2001 following a capital increase. This company operates household panel services in the Netherlands and Belgium and continues to cooperate with the Netherlands joint venture scanner operation in the sale and delivery of services to common customers.

    Spain. IRI began a start-up venture in Spain during April 1998. In November 1998, the Company executed a joint venture agreement with Media Planning, S.A. to create a new retail tracking business to serve the Spanish market under the name Information Resources Espana, S.L. ("IRI-Spain"). In January 1999, IRI-Spain and Dympanel, S.A., a wholly owned subsidiary of TNS, signed a cooperation agreement which added Dympanel, S.A. as a third investor in IRI-Spain. The aforementioned agreements resulted in the

Company, Media Planning, S.A., and Dympanel, S.A. owning 65%, 32% and 3%, respectively, of the capital shares of IRI-Spain. IRI-Spain began providing InfoScan service to the Spanish market in early 1999, using the Company's production facilities in Wood Dale, Illinois.

    Greece. The Company operates a retail audit business in Greece which it acquired in 1994. The operation includes collecting, reporting, analyzing and interpreting national and regional sales data from retail audits.

    Eastern Europe, Middle East and North Africa. In 1995, the Company entered into a strategic alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. MEMRB provides market research throughout more than 20 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the agreement, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. In 1998, IRI acquired a 19.9% ownership interest in MEMRB. The Company holds an option to increase its ownership interest of MEMRB to 49%.

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

    Latin America. The Company has operations in certain Latin American markets through joint ventures and subsidiaries in Venezuela, Puerto Rico and Guatemala. The Company owns 49% of the Venezuelan joint venture, Datos Information Resources, which provides audit-based product tracking as well as ad hoc and software services to the Venezuelan market. The Company's wholly-owned subsidiary in Puerto Rico offers both audit-based product tracking and ad hoc marketing research services. The Company owns 19.9% of a Guatemalan-based company that provides research services in Central America. In addition, the Company has distributors of its proprietary Apollo software products in Peru, Brazil, Chile and Argentina.

    Mexico. The Company has a wholly-owned software distribution subsidiary in Mexico to provide software and consultancy services to both CPG and non-CPG clients in Mexico.

TRADEMARKS, PATENTS, LICENSES AND SOFTWARE PROTECTION

    The Company is the owner of various trademarks, including Apollo(TM), Attitudelink(TM), Attribute Drivers(TM), BehaviorScan(R), Builders(TM) Suite, Choice Drivers(TM), Consumer Knowledge Suite(TM), CouponScan(TM), CPGNetwork(TM), CPGNetwork.com(TM), EZPrompt(R), InfoForce(TM), InfoPro(TM), InfoScan Advantage(TM), InfoScan(R), InfoScan Census(TM), InSite Reporting(TM), IRI Software(TM), Knowledge Group(TM), Mix Drivers(TM), Pilote(TM), Promo Drivers(TM), PromoProphet(TM), PromotionScan(TM), QScan(R), ReviewNet(TM), Reviews Advantage(TM), Sales Web(TM), ScanKey(TM), Shoppers' Hotline(R), Shoppers Hotline Elite(R), Shoppers Hotline EliteNet(TM) and XLerate(TM) . The Company also holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates through 2005. Loss or infringement of these patents would likely not have a material adverse effect upon the Company's revenues.

    As a result of the Company's sale of its EXPRESS technology and line of certain software products to Oracle in July 1995, the Company no longer owns a large portion of the software that is currently used in the delivery of InfoScan data. The Company secured a license back from Oracle assuring the continued use of certain of the EXPRESS software products in the Company's business, including rights to sublicense software to clients of the Company. The initial term of the license expired in July 2001. The Company has negotiated various rights with Oracle to continue to license, sublicense and support Oracle software products beyond July 2001. The Company also has rights to use various trademarks owned by Oracle, including Oracle EXPRESS and Oracle Sales Analyzer. (See "Software and Related Products" above.)

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

WORKING CAPITAL PRACTICES

    The Company invoices its information service clients in accordance with agreed contract terms. Typical billing cycles are quarterly or monthly for long-term contracts and payment is typically due within 30 days of receipt of invoice. Software licenses granted separate from data contracts generally require payment of license fees in full upon delivery of software. License fees for software licenses granted as part of data contracts are generally received ratably over the term of the data contract.

    The Company pays certain retailers cash in accordance with negotiated terms for providing scanner data for use in the InfoScan service. Payments to other vendors are normally made in accordance with vendor terms.

CUSTOMERS

    The Company had approximately 2,600, 2,800 and 2,900 clients using its information services in 2001, 2000 and 1999, respectively. The decline in customers in 2001 is primarily due to invoicing arrangements whereby clients and their affiliates were combined for billing purposes. Most of the Company's clients are CPG manufacturers in the United States or in other countries where the Company offers its services. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues. The Company's top ten clients accounted for approximately 32% of the Company's 2001 revenues.

BACKLOG ORDERS

    At December 31, 2001, 2000 and 1999, the Company had committed contract revenues for information services of approximately $479 million, $507 million and $507 million, respectively. Backlog revenue to be earned in the immediate year following December 31, 2001, 2000 and 1999 is $237 million, $248 million and $228 million, respectively. Contracts generally have terms of three to five years and not less than one year. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by giving six months written notice by either party, or 2) multi-year contracts either non-cancelable or cancelable only with significant early termination fees, generally by giving six months written notice after the initial multi-year term. Committed contract revenues include only the non-cancelable portion of a contract. Variations in the backlog relate to the timing of certain contract renewals and expirations.

COMPETITION

    Numerous firms supply marketing and advertising research products and services to CPG manufacturers and retailers. However, the Company and ACNielsen are the only two firms that provide national scanner-based product tracking services in the United States to such manufacturers and retailers. In February 2001, VNU N.V. acquired the stock of ACNielsen resulting in a combined company that has access to greater financial resources than the Company and is far larger than IRI in terms of worldwide revenues. In the product tracking services markets across Europe, ACNielsen currently maintains a larger market share in all European countries and is the Company's only competitor. Principal competitive factors include: data quality, reliability, timeliness and comprehensiveness of analytical services and data; flexibility and innovation in tailoring services to client needs; experience; the capability of technical and client service personnel; data processing and decision support software; reputation and price.

    Due to the relatively high fixed cost nature of the Company's operations, erosion of its revenue base could have a significant impact on profitability. From time to time competitive factors such as quality, service and price cause clients to change their providers of retail tracking services. Because of the lag effect between notification by a client of its intent to switch suppliers and actual expiration of its contract, revenue gains and losses are generally not reflected in the financial results until the year following notification of a switch. Therefore, client gains and losses in a given year are a key indicator, but not the only indicator of the following year's performance. Other factors would include availability of new products as well as market conditions for selling non-tracking products such as analytic and store audit services. Certain client decisions in 2001 not to renew business with IRI had a limited or no impact on the Company in 2001 because the termination dates for such contracts occurred late in 2001 or early in 2002. These client losses will adversely impact 2002 results; however, the Company expects to more than offset these losses with the addition of new clients that will begin generating revenue in 2002, as well as from increases in the sales of existing and new products to our current client base.

RESEARCH AND DEVELOPMENT

    The Company is continuously developing new products and services. In this regard, the Company is actively engaged in research and development of new database analyses and applications, software applications and services and data delivery systems. Expenditures for research and development for the years ended December 31, 2001, 2000 and 1999 approximated $11.7 million, $15.8 million and $16.9 million, respectively. All research and development expenditures were expensed as incurred.

PERSONNEL

    At December 31, 2001, the Company had approximately 4,000 full-time and 700 part-time employees worldwide. The Company depends to a significant extent on its skilled technical personnel. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff.

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

     Principal leased facilities of the Company are as follows:

                                                                                                               APPROXIMATE
                                                                                                                FLOOR AREA
LOCATION                                                              PRINCIPAL OPERATION                       (SQ. FT.)
--------                                                ----------------------------------------------------  ------------
Chicago, IL...........................................  Corporate headquarters and offices for
                                                          professional staff                                     367,000

Wood Dale, IL.........................................  Computer facilities                                       45,000

Regional sales and client service
  Offices.............................................  Sales, client service and analysis                       241,000

International offices.................................  Sales, client service, computer facilities
                                                          and professional staff                                 285,000

Data collection facilities............................  Data collection and client test market control and cable TV studio
                                                          facilities                                              58,000

ITEM 3. LEGAL PROCEEDINGS

    On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. (collectively, the "Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries, in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying/bundling services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and vi) disparaging the Company to financial analysts and clients. By the Action, the Company sought to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling. In procedural rulings, the District Court dismissed IRI's claims for injury suffered from Defendants' activities in foreign markets, where IRI operates through subsidiaries, and denied IRI leave to join such subsidiaries as parties. IRI has appealed these rulings and expects a decision from the United States Court of Appeals for the Second Circuit by mid-2002. The Company continues to vigorously prosecute its claims for injuries in the U.S. and other markets, which the Company believes to be substantial.

    As previously reported, in 1999 IRI filed an action against Manugistics, Inc. in the Circuit Court of Cook County, Illinois. In this action IRI was seeking damages for Manugistics' alleged breach of a Data Marketing and Guaranteed Revenue Agreement and a related Non-Competition and Non-Solicitation Agreement. In December 2001, IRI and Manugistics settled their dispute under these agreements. Pursuant to the settlement agreement, Manugistics agreed to pay IRI a total of $8.625 million. Of this amount, $4.75 million is to be paid in cash installments, with the last installment coming due on or before April 1, 2002. To date, Manugistics has paid $3.75 million of this cash amount. Manugistics also agreed to issue shares of its common stock representing the remaining $3.875 million (the "Settlement Shares"). On February 26, 2002, Manugistics issued the Settlement Shares to IRI. All of the Settlement Shares were sold by IRI for $3.875 million, net of commissions on March 1, 2002.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME                           AGE                   POSITION WITH COMPANY AND BUSINESS EXPERIENCE
      ----                           ---                    ---------------------------------------------
Joseph P. Durrett.....................56        Chairman of the Board of Directors, Chief Executive Officer and
                                                President of the Company since May 1999. President and Chief Executive
                                                Officer of Broderbund Software, Inc. from October 1996 to December 1998.
                                                Member of the Board of Directors of Broderbund Software, Inc. from October
                                                1996 to September 1998. President, Chief Operating Officer and Director of
                                                Advo, Inc. from September 1992 to July 1996. Member of the Board of
                                                Directors of Children's Miracle Network since 1990.

Andrew G. Balbirer....................47        Executive Vice President and Chief Financial Officer of the Company since
                                                February 2000. Chief Executive Officer of Arkidata Corporation from October
                                                1999 until February 2000. Independent Consultant from April 1998 to October
                                                1999. Executive Vice President and Chief Operating Officer of Metz Baking
                                                Company (a division of Specialty Foods Corporation) from February 1996 to
                                                April 1998. Chief Executive Officer of Mother's Cake & Cookie Company (a
                                                division of Specialty Foods Corporation) from July 1995 to February 1996.
                                                Chief Financial Officer of Specialty Foods Corporation from February 1995 to
                                                February 1996. Prior to 1995, Mr. Balbirer served in various senior management positions, including Chief Financial Officer and General Manager of Consumer Products with The NutraSweet Company, then a wholly-owned subsidiary of Monsanto Company.

Edward C. Kuehnle.....................48        Group President of IRI North America since November 1999. Division
                                                President of Customer Sales and Service from October 1998 to November 1999.
                                                Vice President of Sales of Pharmacia & Upjohn Consumer Healthcare from
                                                January 1998 to September 1998. Manager of Strategic Services Group of
                                                Coopers & Lybrand Consulting, LLP from January 1997 to January 1998. Senior
                                                Vice President of Consumer & Medical Sales of Whitehall Robins Healthcare (a
                                                division of American Home Products Corp.) from July 1995 to October 1996.
                                                Executive Vice President of Marketing & Sales of American Home Foods (a
                                                division of American Home Products Corp.) from July 1994 to July 1995.
                                                Senior Vice President of Sales of American Home Foods from July 1993 to July
                                                1995. Prior to July 1993, Mr. Kuehnle served in various senior management sales, marketing, and supply chain positions at Bristol-Myers Squibb
                                                Company.

Timothy Bowles........................58        Group President of International Operations of the Company since May 1999.
                                                President of European Operations from May 1995 to May 1999. Chief Executive
                                                Officer of The MRB Group (a division of WPP Group, plc, an international research supplier) from 1987 to May 1995.


Monica M. Weed........................41        Executive Vice President and General Counsel of the Company since November
                                                1998. Corporate Secretary since February 2000. Assistant Secretary from May
                                                1993 to February 2000. Senior Vice President and Assistant General Counsel
                                                of the Company from December 1994 to November 1998. Vice President of the
                                                Company from September 1991 to December 1994.

Mary K. Sinclair......................38        Executive Vice President and Corporate Controller of the Company since June
                                                2000. Corporate Controller of Favorite Brands International, Inc. from
                                                January 1999 to May 2000. Chief Financial Officer of Federated Group, Inc.
                                                from 1996 to 1999.


All of the foregoing executive officers hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the NASDAQ Stock Market under the symbol "IRIC" since 1983. The stock currently trades on the National Market System. Share data has been adjusted for all stock splits and stock dividends to date.

     The high and low closing sales prices for the Company's Common Stock were as follows:



   QUARTERS                                           HIGH             LOW
   --------                                           ----             ---
   2000
     1st quarter..........................          $  9.09           $ 5.97
     2nd quarter..........................          $  7.88           $ 3.53
     3rd quarter..........................          $  7.38           $ 4.00
     4th quarter..........................          $  6.88           $ 2.88

   2001
     1st quarter..........................          $  6.50           $ 3.06
     2nd quarter..........................          $ 10.34           $ 5.40
     3rd quarter..........................          $ 11.16           $ 5.75
     4th quarter..........................          $  9.44           $ 5.45

    The last sale price on February 28, 2002 was $8.74 per share. As of February 28, 2002 there were 1,563 record holders of the Company's Common Stock.

    The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings for use in the Company's business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. There are restrictions in IRI's bank revolving credit facility and certain lease agreements which limit the payment of dividends and the purchase or redemption of Common Stock. (See
Note 9 of the Notes to the Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                           2001           2000           1999         1998          1997
                                                       -------------    -----------   -----------   -----------   ---------
                                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
HISTORICAL RESULTS OF OPERATIONS (1)
Revenue ............................................   $       555.9   $     530.9   $     546.3   $     511.3   $   456.3
                                                       =============   ===========   ===========   ===========   =========
Restructuring and other items (2) ..................   $       (15.4)  $     (13.6)  $     (24.8)  $        --   $      --
                                                       =============   ===========   ===========   ===========   =========
Defined contribution plan expense (3) ..............   $          --   $        --   $      (7.9)  $        --   $      --
                                                       =============   ===========   ===========   ===========   =========
Operating profit (loss) ............................   $        (4.9)  $     (12.3)  $     (32.6)  $       7.0   $    14.8
                                                       =============   ===========   ===========   ===========   =========
Net earnings (loss) ................................   $        (3.9)  $      (7.5)  $     (18.4)  $       3.8   $     7.7
                                                       =============   ===========   ===========   ===========   =========
Net earnings (loss) per common share-basic .........   $       (0.13)  $     (0.26)  $     (0.66)  $      0.13   $    0.27
                                                       =============   ===========   ===========   ===========   =========
Weighted average common shares -- basic ............            29.2          29.0          28.0          28.6        28.5
                                                       =============   ===========   ===========   ===========   =========
Net earnings (loss) per common and common equivalent
share -- diluted ...................................   $       (0.13)  $     (0.26)  $     (0.66)  $      0.13   $    0.26
                                                       =============   ===========   ===========   ===========   =========
Weighted average common and common equivalent
shares -- diluted ..................................            29.2          29.0          28.0          29.0        29.1
                                                       =============   ===========   ===========   ===========   =========

BALANCE SHEET DATA (1)
Total assets .......................................   $       353.4   $     365.2   $     368.5   $     369.3   $   366.6
                                                       =============   ===========   ===========   ===========   =========
Working capital ....................................   $       (27.1)  $     (15.2)  $     (11.1)  $       5.2   $    24.9
                                                       =============   ===========   ===========   ===========   =========
Long-term debt .....................................   $         2.2   $      24.6   $      10.8   $       4.6   $      .6
                                                       =============   ===========   ===========   ===========   =========
Stockholders' equity ...............................   $       210.8   $     213.1   $     225.0   $     238.5   $   241.5
                                                       =============   ===========   ===========   ===========   =========
Book value per common share ........................   $        7.17   $      7.33   $      7.74   $      8.56   $    8.41
                                                       =============   ===========   ===========   ===========   =========
Dividends paid per common share ....................   $          --   $        --   $        --   $        --   $      --
                                                       =============   ===========   ===========   ===========   =========

ADDITIONAL FINANCIAL INFORMATION (1)
Deferred data procurement costs ....................   $       129.0   $     124.8   $     130.2   $     120.5   $   111.8
                                                       =============   ===========   ===========   ===========   =========
Capital expenditures ...............................   $        20.9   $      19.8   $      31.1   $      33.7   $    34.4
                                                       =============   ===========   ===========   ===========   =========

----------

(1) In 1997, the Company and GfK formed a new company, IRI/GfK Retail, of which the Company has an approximate 74% ownership interest. IRI/GfK Retail purchased the German retail tracking business of GfK Panel. In 1999, the Company's funding requirements per the joint venture agreement increased to 80% and subsequently increased to 100% in 2001.

    In 1998, the Company executed a joint venture agreement relating to the newly formed start-up venture in Spain, IRI-Spain, resulting in a 60% ownership interest. The Company currently owns 65% of IRI-Spain.

    In 1998, the Company increased its ownership from 19.9% to 51% and then to 80% in 1999 in a joint venture which offers a retail tracking service to the Netherlands market. In 2001, the Company's funding requirements increased to 100%, although GfK is entitled to 49% of any profits.

    In 1998, the Company reduced its ownership of Information Resources Japan, Ltd. from 60% to 40%.

    The consolidation of the various international entities above did not have a material impact on the consolidated financial results or position of the Company.

(2) During 2001, the Company recorded net charges aggregating $15.4 million reflecting $17.4 million of charges relating to its restructuring programs and $2.0 million of other income resulting from the settlement of the dispute with Manugistics. During 2000, the Company recorded charges aggregating $14.5 million relating to its restructuring program and ($0.9) million relating to other charges. In December 1999, the Company recorded a $19.7 million charge relating to its restructuring program and a $5.1 million charge resulting from asset impairments, primarily goodwill at IRI/GfK Retail. (See Notes 4 and 11 of the Notes to Consolidated Financial Statements).

(3) In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan). In December 1999, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust, resulting in a $7.9 million charge which represents the fair market value of the common stock contribution. (See Note 1 of the Notes to Consolidated Financial Statements).

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

    Operations: Consolidated revenues in 2001 increased 4.7% over 2000 while 2000 revenues decreased 2.8% over 1999. 2001 net losses were $3.9 million ($5.8 million earnings before restructuring and other items) compared to losses of $7.5 million ($0.4 million earnings before restructuring and other items) in 2000 and losses of $18.4 million ($1.2 million earnings before Defined Contribution Plan expense and restructuring and other items) in 1999.

    The Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and operating results for the years ended December 31, 2001, 2000 and 1999 follows (in thousands):

                                                           2001         2000        1999
                                                        ---------    ---------    ---------
Revenues:
 U.S. Services ......................................   $ 420,321    $ 397,895    $ 416,729
 International Services .............................     135,547      133,028      129,544
                                                        ---------    ---------    ---------
     Total ..........................................   $ 555,868    $ 530,923    $ 546,273
                                                        =========    =========    =========

Operating Results:
 U.S. Services ......................................   $  25,895    $  15,833    $  25,672
 International Services
  Operating loss ....................................      (4,405)      (4,628)     (13,709)
  Minority interests benefit ........................       2,694        2,746        4,256
  Equity in earnings of affiliated companies ........         311          575          205
                                                        ---------    ---------    ---------
     Subtotal -- International Services .............      (1,400)      (1,307)      (9,248)
  Corporate and other expenses including equity in
    loss of affiliated companies ....................     (11,275)     (10,960)     (11,848)
  Restructuring and other items .....................     (15,434)     (13,590)     (24,755)
  Defined contribution plan expense .................          --           --       (7,931)
                                                        ---------    ---------    ---------
     Operating Results ..............................   $  (2,214)   $ (10,024)   $ (28,110)
                                                        =========    =========    =========

    Revenues from the Company's U.S. services business in 2001 were 5.6% higher than in 2000, while revenues in 2000 were 4.5% lower than in 1999. The increase in 2001 revenue was primarily due to a 17.1% increase in analytic and panel revenue, a 2.8% increase in retail tracking services driven primarily by the growth of the Company's web access portal, CPGNetwork, and a 10.7% increase in retail audit services. Certain client decisions in 2001 not to renew business with IRI had a limited or no impact on the Company in 2001 because the termination dates for such contracts occurred late in 2001 or early in 2002. These client losses will adversely impact 2002 results; however, the Company expects to more than offset these losses with the addition of new clients that will begin generating revenue in 2002 as well as from increases in the sales of existing and new products to our current client base. The decline in revenue in 2000 was primarily due to the delayed effect of 1999 client losses partially offset by revenue from new clients in 2000 and additional revenues from many existing clients.

    U.S. operating results before restructuring and other items increased 63.5% in 2001 due to a 5.6% increase in revenues partially offset by a 3.2% increase in expenses. Expense increases include compensation and benefits including incentive compensation due to improved operating results. These increases were offset by reductions in travel, recruiting and office expenses. U.S. operating results before restructuring and other items decreased 38.3% in 2000, due to the 4.5% decline in revenues partially offset by a 2.3% decline in expenses. 2000 expenses were reduced over the prior year primarily as a result of the Project Delta cost reduction initiatives undertaken during 2000. 2000 expenses were lower for compensation and benefits and recruiting and office expenses. However, the Company incurred certain other planned additional costs, including the upgrade of its data center capacity, partially offsetting the Project Delta cost reductions.

    On May 1, 2001, Wal-Mart announced its decision, effective as of the beginning of August, 2001, to discontinue providing point-of-sale and related data for its U.S. business to all third party data providers, including the Company and ACNielsen. The Company has developed an alternative data solution for its customers that replaces Wal-Mart sample-based point-of-sale scanner data with the Company's consumer panel data. The Company believes that it was the first to market and release an alternative solution to Wal-Mart point-of-sale data to the marketplace. The Company began introducing its solution, InfoScan Advantage, to clients in October 2001.

    While management believes its solution is the best available solution in the marketplace for Wal-Mart scanner point-of-sale data, it does not provide the granularity of Wal-Mart point-of-sale data. IRI is continuing to review and develop enhancements to this service that are targeted to improving data accuracy and maximizing the value of the data. Although the Company's InfoScan Advantage panel solution has only recently been made available to the marketplace, management believes that it will be a reasonable substitute for the Wal-Mart scanner data, particularly for the larger product categories on which IRI reports. However, many of the Company's clients are continuing to evaluate IRI's InfoScan Advantage solution. If, based on the level of acceptance, the marketplace does not view the Company's solution as a reasonable substitute for Wal-Mart scanner data, the Company's revenues and results of operations could be materially impacted.

    International services revenues in 2001 increased by 1.9%, 6.0% in local currency over 2000. Revenues in 2000 increased 2.7%, 15% in local currency, over 1999. Operating results, before restructuring and other items, for the Company's International businesses reflected a $1.4 million loss for 2001 compared to the 2000 loss of $1.3 million. Revenue growth continued in 2001 in the Company's European markets, primarily in the U.K., France, Italy and Spain. Expense increases in 2001 of 5.0% on a local currency basis partially offset the favorable impact of revenue growth. International operating results, before restructuring and other items, reflected a $1.3 million loss in 2000 compared to a $9.2 million loss in 1999. The reduced loss in 2000 was principally due to the continued European revenue growth primarily in the U.K., France, Italy, Spain and the Netherlands.

    Year Ended December 31, 2001: Consolidated net losses were $3.9 million in 2001 compared to net losses of $7.5 million in 2000. The 2001 net loss decreased primarily due to higher revenues, which outpaced increases in operating and restructuring expenses. Results in 2001 reflect a net after tax charge of $9.7 million for restructuring and other items compared to $7.9 million in 2000. (See further discussion of restructuring and other items below.)

    Consolidated revenues increased 4.7% to $555.9 million in 2001. U.S. revenues increased 5.6% primarily due to increases in analytic, CPGNetwork and retail tracking services revenue. International revenues increased 1.9% over 2000, reflecting continued growth in the Company's European markets, primarily in the U.K., France, Italy and Spain. However, international revenue growth in local currency was 6.0%, reflecting the strength of the U.S. dollar versus European currencies.

     Consolidated cost of information services sold increased by $19.8 million, or 4.2%, to $493.9 million in 2001. The increase is primarily attributable to increases in compensation and benefits, and market operations resulting from increased revenues. These increases were offset by declines in office and travel expenses. Additionally, the strength of the U.S. dollar versus European currencies favorably impacted expenses.

    Consolidated selling, general and administrative expenses decreased by $4.0 million, or 7.2%, to $51.4 million for 2001. The decrease is primarily attributable to declines in recruiting and office expenses.

    Restructuring and other items are discussed below.

    Interest and other expenses were $3.1 million for 2001 compared to $3.6 million in 2000. The decrease in 2001 is due to lower interest expense resulting from decreased bank borrowings offset by higher foreign currency losses. The Company's 2001 income tax benefit was lower than the income tax rates computed using the U.S. Federal statutory rate primarily due to the effects of non-deductible expenses.

    Year Ended December 31, 2000: Consolidated net losses were $7.5 million in 2000 compared to net losses of $18.4 million in 1999. The 2000 net loss decreased primarily due to the decline in restructuring and other items over the prior year. Results in 2000 reflect an after tax charge of $7.9 million for restructuring and other items compared to $19.6 million in 1999. (See further discussion of restructuring and other items below.) The 2000 results reflect a 2.8% decrease in revenues, primarily due to the delayed impact of 1999 client losses, offset by a 3.0% decrease in operating expenses, primarily the result of the Company's Project Delta cost reduction initiatives.

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

    Consolidated cost of information services sold decreased by $17.1 million, or 3.5%, to $474.2 million in 2000. The decrease is primarily attributable to Project Delta cost reduction initiatives. These savings for the most part were realized through reduced headcount and lower compensation and other employee benefit costs. Additionally, the strength of the U.S. dollar versus European currencies favorably impacted expenses.

    Consolidated selling, general and administrative expenses increased by $0.5 million, or 1.0%, to $55.4 million for 2000.

    Restructuring and other items are discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's current cash resources include its $13.7 million consolidated cash balance and $55.5 million available under the Company's credit facility. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement, which contains covenants restricting the Company's ability to incur additional indebtedness, expires in October 2002. Management believes a substantially similar credit facility will be negotiated however, liquidity and capital resources could be impacted if the Company is unable to negotiate a credit facility having substantially similar terms to its existing agreement. Also, if the Company violates a covenant that the bank group is unwilling to waive, and the bank group declares a default under the credit agreement, liquidity could be negatively impacted.

    Cash Flow for the Year Ended December 31, 2001: Consolidated net cash provided by operating activities was $179.7 million for the year ended December 31, 2001 compared to $143.9 million in 2000. In addition to improved earnings in 2001, a significant portion of this increase is attributable to a $10.9 million cash payment received by the Company as an early termination fee on a client contract that was to expire in 2005. Net cash provided by operating activities was also higher due to improved working capital management in 2001. Consolidated cash used in net investing activities was $154.9 million in 2001 compared to $148.2 million in 2000. Investing activity in 2001 reflects higher payments for U.S. convenience and drug store data and higher retailer payments in the U.K. and France. Additionally, 2001 investing activity reflects reduced capital contributions from minority partners. 2001 investing activity also includes payments of $3.7 million made in connection with the formation of Mosaic InfoForce, L.P. Net cash provided before financing activities was $24.7 million in 2001 compared to a net cash use before financing activities of $4.3 million in 2000. Consolidated cash used by net financing activities was $22.6 million in 2001 compared to net cash provided by financing activities of $8.4 million in 2000. The Company repaid $21.0 million under its revolving line of credit during 2001 and purchased $0.2 million of the Company's stock compared to borrowings of $11.0 million and $0.9 million of stock purchases in 2000.

    Cash Flow for the Year Ended December 31, 2000: Consolidated net cash provided by operating activities was $143.9 million for the year ended December 31, 2000 compared to $157.7 million in 1999. Although the net loss was lower in 2000, operating cash flow in 2000 included the funding of restructuring charges accrued at the end of 1999. Consolidated cash used in net investing activities was $148.2 million in 2000 compared to $165.2 million in 1999. Investing activity in 2000 reflects lower expenditures for data procurement, capital and software costs. These lower expenditures were partially offset by payments of $3.8 million made in connection with the formation of Mosaic InfoForce, L.P. and the Company's United Kingdom subsidiary's $0.9 million investment in Radar Research Limited. Net cash used before financing activities was $4.3 million in 2000 and $7.5 million in 1999. Consolidated cash provided by net financing activities was $8.4 million in 2000 compared to $5.9 million in 1999. The Company borrowed $11.0 million under its revolving line of credit during 2000 and purchased $0.9 million of the Company's stock compared to borrowings of $6.3 million and $1.2 million of stock purchases in 1999.

    Financings: During October 2001, the Company amended certain financial covenants and other terms and conditions of its $60 million bank revolving credit facility. The amended facility has floating rate options at or below prime and commitment fees of up to 0.5% payable on the unused portion and a termination date of October 2002. The weighted average interest rate at December 31, 2001 was 6.58%. Under the amended credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable. The facility is secured by the Company's assets.

    The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $3.7 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

    Contractual Obligations and Commercial Commitments: Following is a summary of the Company's commitments as of December 31, 2001 (in thousands):



    CONTRACTUAL OBLIGATIONS                       PAYMENTS DUE BY PERIOD
    -----------------------          ----------------------------------------------------
                                                                                  After
                                       TOTAL      2002     2003-2004  2005-2006    2006
                                       -----      ----     ---------  ---------   -----
Long-Term Debt ...................   $  2,172   $    998   $  1,174   $     --   $     --
Capital Lease Obligations ........      3,611      2,551      1,060         --         --
Operating Leases .................    113,064     24,834     38,631     20,095     29,504
Other Liabilities ................      2,140      1,255        885         --         --
                                     --------   --------   --------   --------   --------
Total Contractual Cash Obligations   $120,987   $ 29,638   $ 41,750   $ 20,095   $ 29,504
                                     ========   ========   ========   ========   ========




                                       TOTAL
                                      AMOUNTS                  AMOUNT OF COMMITMENTS
 OTHER COMMERCIAL COMMITMENTS        COMMITTED                  EXPIRATION PER PERIOD
 ----------------------------        ---------    -----------------------------------------------
                                                                                        AFTER
                                                    2002    2003-2004    2005-2006       2006
                                                    ----    ---------    ---------       ----
Standby Letters of Credit .........   $4,119      $4,119      $   --      $    --       $    --
Guarantees - Mosaic InfoForce, L.P.    3,113       1,127       1,986           --            --
                                      ------      ------      ------      -------       -------
Total Commercial Commitments ......   $7,232      $5,246      $1,986      $    --            --
                                      ======      ======      ======      =======       =======

    Common Stock Repurchase Program: During 2000, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced in August 2000 that was established to acquire shares to fund the Company's 2000 Employee Stock Purchase Plan ("ESPP"). The program, approved by the Company's Board of Directors, authorized the periodic repurchase of up to one million shares of its Common Stock on the open market, or in privately negotiated transactions, depending upon market conditions and other factors. During 2001, the Company purchased 40,000 shares of Common Stock aggregating $0.2 million at an average cost of $5.50 per share. The Company purchased 158,700 shares of Common Stock aggregating $0.9 million during 2000 at an average cost of $5.88 per share. During 2001 and 2000, the Company sold 199,720 shares, 40,000 shares of which were held in treasury and the remainder of which were newly issued shares, and 158,827 shares, respectively, of Common Stock for $0.8 million and $0.4 million, respectively, to employees participating in the ESPP.

    Other Deferred Costs: Consolidated deferred data procurement expenditures were $129.0 million, $124.8 million and $130.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. These expenditures are amortized over a period of 28 months, which is the average number of months of back-data provided to clients, and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. Deferred data procurement expenditures for the Company's U.S. services business were $76.4 million, $74.7 million and $80.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in deferred data procurement expenditures in 2001 over the prior year is primarily due to higher payments for convenience and drug store data. The Company's International services business deferred data procurement expenditures were $52.6 million, $50.1 million and $49.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase is primarily attributable to increases in retailer payments in the U.K. and France.

    Capital Expenditures: Consolidated capital expenditures were $20.9 million, $19.8 million and $31.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capital expenditures for the Company's U.S. services business were $16.5 million, $14.0 million, and $25.7 million, while depreciation expense was $24.4 million, $25.2 million and $22.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Company acquired computer software licenses during 2001 for $4.8 million in exchange for long-term obligations. During 2000, the Company acquired mainframe computer equipment in exchange for a capital lease obligation recorded at $7.4 million. The Company's International services business capital expenditures were $4.4 million, $5.8 million and $5.4 million, while depreciation expense was $4.5 million, $4.6 million and $4.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Consolidated capitalized software development costs, primarily in the U.S., were $2.1 million, $1.6 million and $7.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decline in capitalized software costs is primarily due to the Company's 1999 decision to discontinue all selling activities relating to certain of IRI's internally developed trade promotion software.

    NOL & Tax Credit Carryforwards: As of December 31, 2001, the Company had cumulative U.S. federal taxable net operating loss ("NOL") carryforwards of $95.4 million which expire primarily in 2009, 2011 and 2020. At December 31, 2001 the Company also had U.S. tax credit carryforwards of $6.8 million, $5.4 million of which expire between 2002 and 2012, and the remainder of which can be carried forward indefinitely. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to potential adjustment. In addition, at December 31, 2001, various foreign subsidiaries of IRI had aggregate foreign taxable NOL carryforwards which had not been deducted in the U.S. tax returns of $0.6 million which expire between 2009 and 2011.

    The Company has reduced the deferred tax liabilities in its consolidated financial statements by the deferred tax assets related to its U.S. federal and state NOL carryforwards and certain foreign NOL carryforwards. The Company expects to realize these deferred tax assets primarily from future recognition of substantial taxable income resulting from the reversal of $77.2 million of existing net temporary differences.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. Management believes that of the Company's significant accounting policies as disclosed in Note 1 of the Notes to Consolidated Financial Statements, the following affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

    Allowance for Bad Debts: IRI maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No client accounted for 10% or more of consolidated revenue in 2001, 2000 or 1999.

    Deferred Taxes: The Company has significant net operating loss carryforwards that result in a deferred tax asset. The asset has been reduced by a valuation allowance to an amount that is more likely than not to be realized. Realization of the asset is primarily dependent on the future recognition of substantial taxable income resulting from the reversal of existing net temporary differences. However, in the event that IRI was to determine the deferred tax asset would not be realized, a material adjustment to the deferred tax asset could be required.

    Deferred Data Procurement Costs: IRI capitalizes data procurement expenditures as an asset and amortizes the expenditures over a period of 28 months, which is the average number of months of back-data provided to clients. Capitalized costs include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. The asset is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of the undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If estimates of cash flows change in the future, the Company may be required to reduce the carrying value of the asset resulting in an expense in the Statement of Operations.

RESTRUCTURING AND OTHER ITEMS

    Since 1999, the Company has undertaken three major initiatives as described below resulting in incremental, one-time expenditures that have been classified as restructuring expenses in the Statement of Operations.

    Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, the objective of which was to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. As a result of the planned initiatives, the Company recorded a restructuring charge of $19.7 million ($11.8 million after tax) in the fourth quarter of 1999. The key components of the charge included (i) severance related to planned staff reductions of approximately 10%, or 325 of the Company's full-time U.S. and Corporate employees; (ii) asset write-offs related to unprofitable activities that were discontinued; and (iii) the disposition of excess office space. The cost reduction program implementation began in the first quarter 2000 and ended during the third quarter of 2001. The Company realized cost savings from Project Delta of $30.0 million in 2000 and an additional $10.0 million in 2001, before the impact of certain other planned cost increases.

    A restructuring accrual was established in the fourth quarter of 1999 to reflect the outstanding obligations related to the fourth quarter 1999 restructuring charges. Certain restructuring costs were not eligible for accrual in 1999 in accordance with EITF Issue No. 94-3 and were recorded during 2000 and 2001.

    Transition of German Production to U.S. Facility: The Company made the decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail from an external vendor in Germany to the Company's U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. The transition of German production to the U.S. facility began in the first quarter of 2000 and was completed in the first quarter of 2002.

    Information Technology Rearchitecture: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. This review is expected to be completed early in the second quarter of 2002. The review will include initial assessments of database design, transition planning and cost and savings estimates.

    The following tables reflect restructuring and other items incurred during 2001, 2000 and 1999 and all cash payments made to date (in thousands):



                                                                       2001 ACTIVITY
                                                           ------------------------------------
                                           Liability at                                          Liability (Receivable) at
                                       December 31, 2000   Provision       Cash        Non-Cash      December 31, 2001
                                       -----------------   ---------       ----        --------      -----------------
RESTRUCTURING CHARGES
 Project Delta
  Termination benefits ................   $  2,029         $  1,362      $ (2,757)     $     --          $    634
  Discontinued activities .............        541            2,025          (276)       (2,025)              265
  Disposition of excess office space ..         --               24           (24)           --                --
  Other costs .........................         --            2,926        (2,926)           --                --
 Transition of German production
  to U.S. facility ....................         --            7,828        (7,236)           --               592
  Information technology rearchitecture         --            3,305        (1,892)           --             1,413
OTHER ITEMS ...........................         --           (2,036)        1,000            --            (1,036)
---------------------------------------   --------         --------      --------      --------          --------
                                          $  2,570         $ 15,434      $(14,111)      $(2,025)        $   1,868
                                          ========         ========      ========      =========        =========


                                                                    2000 ACTIVITY
                                                        ------------------------------------
                                       Liability at                                                 Liability at
                                    December 31, 1999   Provision       Cash        Non-Cash     December 31, 2000
                                    -----------------   ---------       ----        --------     -----------------
RESTRUCTURING CHARGES
 Project Delta
  Termination benefits .............     $  8,391       $  3,649      $(10,011)     $     --          $  2,029
  Discontinued activities ..........           --          3,443        (1,302)       (1,600)              541
  Disposition of excess office space          494            557          (534)         (517)               --
  Other costs ......................           --          2,168        (2,168)           --                --
 Transition of German production
  to U.S. facility .................           --          4,680        (4,680)           --                --
OTHER ITEMS ........................           --           (907)          907            --                --
------------------------------------     --------       --------      --------      --------         ---------
                                         $  8,885       $ 13,590      $(17,788)     $ (2,117)        $   2,570
                                         ========       ========      ========      ========         =========



                                                        1999 ACTIVITY
                                          ----------------------------------------
                                                                                          Liability at
                                          Provision          Cash         Non-Cash     December 31, 1999
                                          ---------          ----         --------     -----------------
RESTRUCTURING CHARGES
 Project Delta
  Termination benefits .............       $  8,391       $      --       $     --         $   8,391
  Discontinued activities ..........          8,631              --         (8,631)               --
  Disposition of excess office space          1,498              --         (1,004)              494
  Other costs ......................          1,130          (1,130)            --                --
OTHER ITEMS ........................          5,105              --         (5,105)               --
                                           --------        --------        --------         --------
                                           $ 24,755        $ (1,130)      $(14,740)         $  8,885
                                           ========        ========        ========         ========

RESTRUCTURING CHARGES

    Termination Benefits: In the fourth quarter of 1999, the Company decided to terminate approximately 325 full-time positions during 2000, impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as corporate headquarters. The Company recorded a charge of $8.4 million in 1999 for termination benefits as communications of such benefits had been made to affected employees. Additional provisions of $1.4 million and $3.6 million have been made in 2001 and 2000, respectively, to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999. As of December 31, 2001, 397 employees have been terminated under various Project Delta initiatives.

    Discontinued Activities: During the third quarter of 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in 2001 and 2000 relating to accelerated depreciation on this equipment.

    During 2000, the Company ceased operations of entities in Japan (IRI Apollo K.K.) and Australia (Information Resources Australia Pty, Ltd.) which were responsible for distributing Apollo software. The Company entered into agreements with its 40% owned affiliate, Information Resources Japan Ltd. and an unrelated company in Australia to distribute its Apollo software. In connection with the cessation of local operations, the Company incurred charges during 2000 of $0.7 million and $1.0 million relating to the Japan and Australia businesses, respectively.

    In 1999, the Company wrote off $8.6 million of assets related to discontinued activities of the U.S. business. This charge consisted of $4.8 million and $3.8 million relating to certain of the Company's trade promotion software applications and Card Panel database assets, respectively. The Company decided to discontinue all selling activities related to its internally developed trade promotion software based on discounted future cash flow estimates. As a result of this decision, the net book value of the trade promotion software assets was written off in the fourth quarter of 1999. The Company's consumer panel business had consisted of 55,000 households that utilized hand-held scanners to record their product purchases ("Multi-outlet Panel") and shoppers from approximately 60,000 households that presented an identification card when shopping at participating grocery stores ("Card Panel"). In 1999, the Company determined that the need for a Multi-outlet Panel was becoming the minimum standard for panel tracking services. As a result, the Company decided to continue to expand its Multi-outlet Panel and eliminate the separate Card Panel service. The net book value of the Card Panel database asset was written off in the fourth quarter of 1999.

    Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, office space was reduced. The Company recorded $0.02 million, $0.6 million and $1.5 million of charges in 2001, 2000 and 1999, respectively, relating to accelerated depreciation on leasehold improvements and furniture and fixtures and lease buyouts associated with these facilities.

    Other Restructuring Costs: Other restructuring costs in 2001 and 2000 relate primarily to consulting fees paid to third parties for assistance in the identification of process improvements and efficiencies within the U.S. operations.

    Transition of German Production to U.S. Facility: During 2001 and 2000, charges of approximately $7.8 million and $4.7 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consist primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

    Information Technology Rearchitecture: 2001 costs relate to consulting fees paid to a third party incurred in connection with the rearchitecture project.

    Future Restructuring Charges: The Company expects to incur additional costs in the first quarter of 2002 of $5.0 million to $6.0 million relating to the review of the Company's information technology operations and approximately $1.5 million to $2.0 million in the second quarter of 2002. Restructuring charges for the information technology review will cease at the end of the second quarter of 2002. Charges for the first quarter of 2002 to complete the transition of German production to the U.S aggregated $1.1 million.

OTHER ITEMS

    Dispute Settlement: During the fourth quarter of 2001, the Company settled a dispute with Manugistics, Inc. as further discussed in Note 11, Legal Proceedings, of the Notes to Consolidated Financial Statements. Manugistics agreed to pay IRI a total of $8.625 million, resulting in a gain of $2.0 million which is reflected as other income in Restructuring and Other Items.

    Asset Impairments: In the fourth quarter of 1999, Restructuring and Other Items included a $0.9 million charge for a non-current receivable reserve. This reserve was reversed during 2000 pursuant to a settlement agreement reached with the other party.

    During 1999 the Company determined, based on an analysis of undiscounted future cash flows, that goodwill relating to IRI/GfK Retail was impaired, resulting in a $4.2 million charge which was included in Restructuring and Other Items.

    Nonqualified Defined Contribution Plan: In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan"). The Plan was designed to provide designated employees of the Company with an ownership interest in the equity of IRI in order to align the interests of those employees with the interests of IRI shareholders and compensate employees for their past performance. In December 1999, as part of the Plan, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust. All shares have been fully allocated to each individual participant's account. This resulted in the Company recording an expense of $7.9 million in the fourth quarter of 1999 which represented the fair market value of the common stock contribution. The shares of common stock will vest and generally be distributable on the fourth anniversary of the date upon which such shares were allocated to the participant's account if the participant's employment with the Company has not been terminated, with certain exceptions for termination of employment due to retirement, disability, death or change in control. Forfeited shares will remain in the Plan and be reallocated to other participants. Of the $7.9 million expensed in 1999, $5.5 million, $2.1 million and $0.3 million related to the U.S. Services, International Services, and Corporate segments of the business, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective for acquisitions after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, the excess of the carrying value over the net book value of investments accounted for using the equity method, and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $900 thousand ($.03 per share) per year. The Company will perform the first of the required impairment tests of goodwill during the first six months of 2002, and has not yet determined what effect, if any, these tests will have on the earnings and financial position of the Company.

EUROPEAN CURRENCY CONVERSION ISSUES

    In accordance with the 1992 treaty of the European Union, on January 1, 1999, a new single European currency, the Euro, became legal tender. The Euro replaces the sovereign currencies ("legacy currencies") of eleven members of the European Union ("participating countries"). On this date, fixed conversion rates between the Euro and the legacy currencies in those particular countries were established.

    Although the Company has operations in several of the participating countries, IRI has not incurred any material costs relating to system modifications and does not anticipate any material increase in transaction costs. Management does not believe the introduction of the Euro will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

FORWARD LOOKING INFORMATION

    All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, statements regarding industry prospects, our future results of operations or financial position, and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements and reflect our current expectations and are inherently uncertain. The Company's actual results may differ significantly from our expectations for a number of reasons, including risks and uncertainties relating to customer renewals of service contracts, the timing of significant new customer engagements, competitive conditions, marketplace acceptance of IRI's solution for replacing Wal-Mart point-of-sale data, potential loss of ongoing supply of point-of-sale data from other cooperating retailers, changes in client spending for the non-contractual services the Company offers, the success of technology alternatives currently being developed or implemented by the Company to provide access to Company data, other technology changes that may impact Company services, foreign currency exchange rates, European currency conversion issues and other factors beyond the Company's control. These risks and uncertainties are described herein and in reports and other documents filed by the Company with the Securities and Exchange Commission.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                                                                           PAGE
                                                                                                                            NO.
                                                                                                                           ----
(a)         Financial Statements
            Report of Independent Auditors............................................................................      24
            Consolidated Balance Sheets at December 31, 2001 and 2000.................................................      25
            Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999................      26
            Statement of Changes in Stockholders' Equity and Comprehensive Income for the years ended
              December 31, 2001, 2000 and 1999........................................................................      27
            Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999................      28
            Notes to Consolidated Financial Statements................................................................      29

(b)         Supplementary Data
            Summary of Quarterly Data.................................................................................      46

    Financial statement schedule is included on page 49 preceding the signature page of this report (see Item 14).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Information Resources, Inc.

    We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP
Chicago, Illinois
February 5, 2002, except for Note 11
as to which the date is March 1, 2002

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                    DECEMBER 31,
                                                             ------------------------
                                                               2001            2001
                                                             ---------      ---------
                                                                   (IN THOUSANDS)
CURRENT ASSETS
Cash and cash equivalents ..............................     $  13,708      $  11,914
Accounts receivable, net ...............................        74,669         80,610
Prepaid expenses and other .............................        11,283         11,009
                                                             ---------      ---------
    Total Current Assets ...............................        99,660        103,533
                                                             ---------      ---------
Property and equipment, at cost ........................       214,392        203,509
Accumulated depreciation ...............................      (144,461)      (127,777)
                                                             ---------      ---------
    Net Property and Equipment .........................        69,931         75,732
Deferred income taxes ..................................         7,465          4,031
Investments ............................................        14,573         15,858
Other assets ...........................................       161,794        166,006
                                                             ---------      ---------
                                                             $ 353,423      $ 365,160
                                                             =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt ...................     $   3,549      $   2,337
Accounts payable .......................................        59,708         53,360
Accrued compensation and benefits ......................        20,368         22,609
Accrued property, payroll and other taxes ..............         1,949          1,980
Accrued expenses .......................................         5,851         11,372
Accrued restructuring costs ............................         2,904          2,570
Deferred revenue .......................................        32,464         24,487
                                                             ---------      ---------
    Total Current Liabilities ..........................       126,793        118,715
                                                             ---------      ---------
Long-term debt .........................................         2,234         24,628
Other liabilities ......................................        13,565          8,686
STOCKHOLDERS' EQUITY
Preferred stock -- authorized 1,000,000 shares, $.01 par
value; none issued .....................................            --             --
Common stock -- authorized 60,000,000 shares, $.01 par
  value; 29,397,373 and 29,069,892 shares issued and
  outstanding, respectively ............................           297            294
Additional paid-in capital .............................       200,826        198,926
Retained earnings ......................................        19,945         23,852
Accumulated other comprehensive loss ...................       (10,237)        (9,941)
                                                             ---------      ---------
    Total Stockholders' Equity .........................       210,831        213,131
                                                             ---------      ---------

                                                             $ 353,423      $ 365,160
                                                             =========      =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                            2001           2000          1999
                                                                         ----------    -----------    ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Information services revenues ......................................     $ 555,868      $ 530,923      $ 546,273

Costs and expenses:
 Information services sold (excluding 1999 defined contribution plan
  expense of $6,936) ...............................................      (493,944)      (474,190)      (491,247)
 Selling, general and administrative expenses (excluding 1999
  defined contribution plan expense of $995) .......................       (51,410)       (55,424)       (54,911)
 Restructuring and other items .....................................       (15,434)       (13,590)       (24,755)
 Defined contribution plan expense .................................            --             --         (7,931)
                                                                         ---------      ---------      ---------
                                                                          (560,788)      (543,204)      (578,844)
                                                                         ---------      ---------      ---------

Operating loss .....................................................        (4,920)       (12,281)       (32,571)
Interest expense ...................................................        (1,911)        (2,657)          (896)
Other, net .........................................................        (1,158)          (982)          (556)
Equity in earnings (loss) of affiliated companies ..................            12           (489)           205
Minority interests in losses of subsidiaries .......................         2,694          2,746          4,256
                                                                         ---------      ---------      ---------
Loss before income taxes ...........................................        (5,283)       (13,663)       (29,562)

Income tax benefit .................................................         1,376          6,125         11,174
                                                                         ---------      ---------      ---------
Net loss ...........................................................     $  (3,907)     $  (7,538)     $ (18,388)
                                                                         =========      =========      =========

Net loss per common share -- basic .................................     $   (0.13)     $   (0.26)     $   (0.66)
                                                                         =========      =========      =========
Net loss per common and common equivalent
  share -- diluted .................................................     $   (0.13)     $   (0.26)     $   (0.66)
                                                                         =========      =========      =========

Weighted average common shares -- basic ............................        29,193         29,034         28,045
                                                                         =========      =========      =========
Weighted average common and common equivalent shares --
  diluted ..........................................................        29,193         29,034         28,045
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,

                                                                                               ACCUMULATED
                                                                 ADDITIONAL                       OTHER           TOTAL
                                                    COMMON        PAID-IN       RETAINED      COMPREHENSIVE   STOCKHOLDERS'
                                                    STOCK         CAPITAL       EARNINGS           LOSS          EQUITY
                                                  ----------    ------------  ------------   --------------- ---------------
                                                                              (IN THOUSANDS)

 Balance at December 31, 1998 ...............     $     279      $ 190,701      $  49,778      $  (2,306)      $ 238,452
                                                  ---------      ---------      ---------      ---------       ---------

 Comprehensive loss:
  Net loss ..................................            --             --        (18,388)            --         (18,388)
  Other comprehensive loss, foreign
   currency translation adjustment ..........            --             --             --         (3,263)         (3,263)
                                                                                                               ---------
 Comprehensive loss .........................            --             --             --             --         (21,651)
Restricted stock granted ....................             3            361             --             --             364
Shares issued to defined contribution plan ..             9          7,922             --             --           7,931
Shares issued from employee stock option
 plan exercises and other ...................             1          1,103             --             --           1,104
Shares purchased and retired ................            (1)        (1,224)            --             --          (1,225)
                                                  ---------      ---------      ---------      ---------       ---------

Balance at December 31, 1999 ................           291        198,863         31,390         (5,569)        224,975
                                                  ---------      ---------      ---------      ---------       ---------

Comprehensive loss:
 Net loss ...................................            --             --         (7,538)            --          (7,538)
 Other comprehensive loss, foreign
  currency translation adjustment ...........            --             --             --         (4,372)         (4,372)
                                                                                                               ---------
Comprehensive loss ..........................            --             --             --             --         (11,910)
Restricted stock granted ....................            --            405             --             --             405
Shares issued to Employee Stock Purchase Plan             2            445             --             --             447
Shares issued to Board Directors
 and other ..................................             4            143             --             --             147
Shares purchased and retired ................            (3)          (930)            --             --            (933)
                                                  ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2000 ................           294        198,926         23,852         (9,941)        213,131
                                                  ---------      ---------      ---------      ---------       ---------

Comprehensive loss:
 Net loss ...................................            --             --         (3,907)            --          (3,907)
 Other comprehensive loss, foreign
  currency translation adjustment ...........            --             --             --           (296)           (296)
                                                                                                               ---------
 Comprehensive loss .........................            --             --             --             --          (4,203)
Restricted stock granted ....................            --            343             --             --             343
Shares issued to Employee Stock Purchase Plan             2            831             --             --             833
Shares issued from employee stock option
 plan exercises and other ...................             2            946             --             --             948
Shares purchased and retired ................            (1)          (220)            --             --            (221)
                                                  ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2001 ................     $     297      $ 200,826      $  19,945      $ (10,237)      $ 210,831
                                                  =========      =========      =========      =========       =========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                       2001          2000           1999
                                                                  -------------  -------------   -----------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................     $  (3,907)     $  (7,538)     $ (18,388)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Amortization of deferred data procurement costs ............       124,517        119,831        120,227
  Restructuring and other items ..............................         1,291         (3,532)        23,625
  Defined contribution plan expense ..........................            --             --          7,931
  Depreciation ...............................................        28,921         29,775         26,968
  Amortization of capitalized software costs and
     intangibles .............................................         5,926          6,082          7,295
  Deferred income tax benefit ................................        (1,829)        (6,390)       (11,571)
  Equity in earnings of affiliated companies and minority
     interests ...............................................        (2,706)        (2,257)        (4,461)
  Other ......................................................           460            525         (1,350)
  Change in operating assets and liabilities:
     Accounts receivable, net ................................         9,422         13,425         (7,717)
     Other current assets ....................................          (112)        (2,440)           655
     Accounts payable and accrued liabilities ................         2,351         (6,044)         7,688
     Deferred revenue ........................................         7,977          1,324          1,223
     Other, net ..............................................         7,348          1,089          5,571
                                                                   ---------      ---------      ---------

          Net cash provided by operating activities ..........       179,659        143,850        157,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs ..............................      (128,991)      (124,840)      (130,212)
Purchase of property, equipment and software .................       (20,909)       (19,768)       (31,142)
Capitalized software costs ...................................        (2,091)        (1,635)        (7,273)
Investment in joint ventures .................................        (3,668)        (4,678)            --
Proceeds from disposition of assets ..........................            15            365            524
Capital contributions from minority interests
  and other, net .............................................           695          2,393          2,890
                                                                   ---------      ---------      ---------

          Net cash used by investing activities ..............      (154,949)      (148,163)      (165,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments) .............................       (21,000)        11,000          6,281
Net repayments of long-term debt .............................        (2,855)        (2,124)          (480)
Purchases of Common Stock ....................................          (220)          (933)        (1,225)
Proceeds from exercise of stock options and other ............         1,464            447          1,299
                                                                   ---------      ---------      ---------

          Net cash provided (used) by financing activities ...       (22,611)         8,390          5,875

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................          (305)          (240)        (1,430)
                                                                   ---------      ---------      ---------

          Net increase (decrease) in cash and cash equivalents         1,794          3,837         (3,072)
Cash and cash equivalents at beginning of year ...............        11,914          8,077         11,149
                                                                   ---------      ---------      ---------

Cash and cash equivalents at end of year .....................     $  13,708      $  11,914      $   8,077
                                                                   =========      =========      =========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF ACCOUNTING POLICIES

BUSINESS

    Information Resources, Inc. and its subsidiaries (collectively referred to herein as "IRI" or the "Company") is a leading provider of universal product code ("UPC"), scanner-based business solutions services to the consumer packaged goods ("CPG") industry, offering services primarily in the U.S. and Europe. The Company supplies CPG manufacturers, retailers and brokers with information and analysis critical to their sales, marketing and supply chain operations. IRI provides services designed to deliver value through an enhanced understanding of the consumer to a majority of the Fortune 500 companies in the CPG industry.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Information Resources, Inc. and all wholly- or majority-owned subsidiaries. Minority interests reflect the non-Company owned stockholder interests in IRI/GfK Retail Services GmbH (Germany) ("IRI/GfK Retail"), Information Resources GfK B.V. (the Netherlands) and Information Resources Espana, S.L. (Spain). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest because it exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation. The excess of the carrying value over the net book value of investments accounted for using the equity method is amortized over ten years (see recent accounting pronouncements below).

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from estimates.

REVENUE RECOGNITION

    Revenues on contracts for retail tracking services, which generally have terms of three to five years, are recognized over the terms of the contracts. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by giving six months written notice by either party; or
2) multi-year contracts either non-cancelable or cancelable only with significant penalties, generally by giving six months written notice after the initial multi-year term. Revenues for special analytical services, market research and consulting projects are recognized as services are performed. Certain of these projects are fixed-price in nature and use the percentage-of-completion method for the recognition of revenue.

    Revenues from the license of software application products, or products licensed under licensing agreements are recognized upon delivery when there is a reasonable basis for estimating collectibility and the Company has no significant remaining obligations. Related software maintenance fees are recognized as earned over the terms of their respective contracts.

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new products and services. In this regard, the Company is actively engaged in research and development of new database analyses and applications, software applications and services and data delivery systems. Expenditures for research and development for the years ended December 31, 2001, 2000 and 1999 approximated $11.7 million, $15.8 million and $16.9 million, respectively. All research and development expenditures were expensed as incurred.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

BENEFIT PLANS

    The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The expense recognized for the 401(k) plan totaled approximately $2.6 million, $2.8 million and $3.0 million in 2001, 2000 and 1999, respectively.

    In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan"). The Plan was designed to provide designated employees of the Company with an ownership interest in the equity of IRI in order to align the interests of those employees with the interests of IRI shareholders and compensate employees for their past performance. In December 1999, as part of the Plan, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust. All shares have been fully allocated to each individual participant's account. This resulted in the Company recording an expense of $7.9 million in the fourth quarter of 1999 which represented the fair market value of the common stock contribution. The shares of common stock will vest and generally be distributable on the fourth anniversary of the date upon which such shares were allocated to the participant's account if the participant's employment with the Company has not been terminated, with certain exceptions for termination of employment due to retirement, disability, death or change in control. Forfeited shares will remain in the Plan and be reallocated to other participants. Of the $7.9 million expensed in 1999, $5.5 million, $2.1 million and $0.3 million related to the U.S. Services, International Services, and Corporate segments of the business, respectively.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and funds held in money market accounts with a maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

    The carrying value of the Company's financial instruments, cash and cash equivalents, investments and debt obligations represent a reasonable estimate of their fair value. As of December 31, 2001 and 2000, the Company had no significant concentrations of credit risk related to cash equivalents and accounts receivable.

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



Computer equipment and software ............     3 to 7 years
Market testing and other operating equipment     3 to 7 years
Leasehold improvements .....................     4 to 20 years
Equipment and furniture ....................     3 to 8 years

OTHER ASSETS

    Other assets include deferred data procurement costs, intangible assets and capitalized costs of software held for sale. Data procurement costs are amortized over a period of 28 months, which is the average number of months of back-data provided to clients, and include payments and services to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the database. Intangible assets include goodwill and solicitation rights which arose from acquisitions, investments or strategic alliances. Goodwill is amortized on a straight-line basis over periods from ten to twenty years (see recent accounting pronouncements below). Solicitation rights are amortized on a straight-line basis over the expected useful lives of six to ten years. The Company capitalizes costs incurred for computer software to be sold in accordance with Statement of

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

Financial Accounting Standards No. 86. Capitalized costs of computer software held for sale are amortized on a straight-line basis beginning upon the software's general release date over a period not exceeding three years.

    On an ongoing basis, management reviews the valuation and amortization of these assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. During 1999, the Company wrote off certain assets as described in Note 4. Such charges were classified as Restructuring and Other Items in 1999 in the Statement of Operations.

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

FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign operations are measured using local currency as the functional currency. Accordingly, assets and liabilities have been translated into U.S. dollars at the rates of exchange at the balance sheet date and revenues and expenses have been translated at average exchange rates prevailing during the period. Translation gains and losses are deferred as a separate component of stockholders' equity while foreign currency transaction gains and losses are included in determining net earnings.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE AND STOCK-BASED COMPENSATION

    Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each year. Net earnings (loss) per common and common equivalent share -- diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each year. For the years ended December 31, 2001, 2000 and 1999, all stock options, aggregating 9,013,672 shares, 8,704,117 shares and 7,451,373 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective for acquisitions after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, the excess of the carrying value over the net book value of investments accounted for using the equity method, and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $900 thousand ($.03 per share) per year. The Company will perform the first of the required impairment tests of goodwill during the first six months of 2002, and has not yet determined what effect, if any, these tests will have on the earnings and financial position of the Company.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest expense paid and income taxes paid (refund received) during the years ended December 31 were as follows (in thousands):

                   2001         2000          1999
                 --------     --------      -------
Interest ......   $ 1,961      $ 2,627      $ 1,731
Income taxes...      (283)        (124)         418

    Non-cash investing and financing activities are excluded from the consolidated Statements of Cash Flows. During 2001, the Company acquired computer software licenses for $4.8 million in exchange for long-term obligations. During 2000, the Company acquired mainframe computer equipment in exchange for capital lease obligations recorded at $7.4 million. In 2000, the Company also capitalized $3.7 million as an investment relating to the formation of the Mosaic InfoForce, L.P. joint venture in exchange for an obligation due in 2001.

3. JOINT VENTURES

    During 2000, the Company and Mosaic Group, Inc. formed a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company currently has a 49% ownership interest and Mosaic Group, Inc. owns the remainder. The Company's domestic causal and custom audit data collection and merchandising business is operated by MIF. The Company capitalized $7.4 million in connection with the formation of MIF, which is being accounted for using the equity method of accounting. As of December 31, 2001, IRI has guaranteed $3.1 million of MIF equipment capital leases. The capital leases have varying expiration dates through 2004.

4. RESTRUCTURING AND OTHER ITEMS

    Since 1999, the Company has undertaken three major initiatives as described below resulting in incremental, one-time expenditures that have been classified as restructuring expenses in the Statement of Operations.

    Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta, the objective of which was to improve productivity and operating efficiencies to reduce the Company's on-going cost structure in its U.S. operations. The first phase of Project Delta included the identification and assessment of potential operating efficiencies in the Company's various U.S. functional areas and was completed in the fourth quarter of 1999. As a result of the planned initiatives, the Company recorded a restructuring charge of $19.7 million ($11.8 million after tax) in the fourth quarter of 1999. The key components of the charge included (i) severance related to planned staff reductions of approximately 10%, or 325 of the Company's full-time U.S. and Corporate employees; (ii) asset write-offs related to unprofitable activities that were discontinued; and (iii) the disposition of excess office space. The cost reduction program implementation began in the first quarter of 2000 and was completed during the third quarter of 2001. A restructuring accrual was established in 1999 to reflect certain of the outstanding obligations related to 1999 restructuring charges. Certain restructuring costs were not eligible for accrual in 1999 and were recorded during 2000 and 2001.

    Transition of German Production to U.S. Facility: The Company made the decision in the fourth quarter of 1999 to transfer production services for IRI/GfK Retail from an external vendor in Germany to the Company's U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. The transition of German production to the U.S. facility began in the first quarter of 2000 and was completed in the first quarter of 2002.

    Information Technology Rearchitecture: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. This review is expected to be completed early in the second quarter of 2002. The review will include initial assessments of database design, transition planning and cost and savings estimates.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

    The following tables reflect restructuring and other items incurred during 2001, 2000 and 1999 and all cash payments made to date (in thousands):

                                                                                     2001 ACTIVITY
                                                                          -------------------------------------
                                                                                                                      LIABILITY
                                                         LIABILITY AT                                              (RECEIVABLE) AT
                                                      DECEMBER 31, 2000   PROVISION        CASH        NON-CASH   DECEMBER 31, 2001
                                                      -----------------   ---------        ----        --------   -----------------
RESTRUCTURING CHARGES
 Project Delta
      Termination benefits ............................. $  2,029         $  1,362      $ (2,757)      $     --        $   634
      Discontinued activities ..........................      541            2,025          (276)        (2,025)           265
      Disposition of excess office space ...............       --               24           (24)            --             --
      Other costs ......................................       --            2,926        (2,926)            --             --
 Transition of German production
   to U.S. facility ....................................       --            7,828        (7,236)            --            592
 Information technology rearchitecture .................       --            3,305        (1,892)            --          1,413
OTHER ITEMS ............................................       --           (2,036)        1,000             --         (1,036)
                                                         --------         ---------     ---------      ---------       -------
                                                         $  2,570         $ 15,434      $(14,111)      $ (2,025)       $ 1,868
                                                         ========         =========     =========      =========       =======


                                                                                     2000 ACTIVITY
                                                                          -----------------------------------
                                                         LIABILITY AT                                              LIABILITY AT
                                                      DECEMBER 31, 1999   PROVISION        CASH      NON-CASH   DECEMBER 31, 2000
                                                      -----------------   ---------        ----      --------   -----------------

RESTRUCTURING CHARGES
  Project Delta
      Termination benefits ............................  $  8,391         $  3,649      $(10,011)   $     --          $  2,029
      Discontinued activities .........................        --            3,443        (1,302)     (1,600)              541
      Disposition of excess office space ..............       494              557          (534)       (517)               --
      Other costs .....................................        --            2,168        (2,168)         --                --
  Transition of German production
     to U.S. facility .................................        --            4,680        (4,680)         --                --
OTHER ITEMS ...........................................        --             (907)          907          --                --
                                                         --------         --------      --------    --------          --------
                                                         $  8,885         $ 13,590      $(17,788)   $ (2,117)         $  2,570
                                                         ========         ========      ========    ========          ========



                                                                       1999 ACTIVITY
                                                           ------------------------------------
                                                                                                      LIABILITY
                                                           PROVISION       CASH        NON-CASH    DECEMBER 31, 1999
                                                           ---------       ----        --------    -----------------
RESTRUCTURING CHARGES
 Project Delta
   Termination benefits ...............................    $  8,391      $     --      $     --        $  8,391
   Discontinued activities ............................       8,631            --        (8,631)             --
   Disposition of excess office space .................       1,498            --        (1,004)            494
   Other costs ........................................       1,130        (1,130)           --              --
OTHER ITEMS ...........................................       5,105            --        (5,105)             --
                                                           --------      --------      --------        --------
                                                           $ 24,755      $ (1,130)     $(14,740)       $  8,885
                                                           ========      ========      ========        ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

RESTRUCTURING CHARGES

    Termination Benefits: In the fourth quarter of 1999, the Company decided to terminate approximately 325 full-time positions during 2000, impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as corporate headquarters. The Company recorded a charge of $8.4 million in 1999 for termination benefits as communications of such benefits had been made to affected employees. Additional provisions of $1.4 million and $3.6 million have been made in 2001 and 2000, respectively, to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999. As of December 31, 2001, 397 employees have been terminated under various Project Delta initiatives.

    Discontinued Activities: During the third quarter of 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in 2001 and 2000 relating to accelerated depreciation on this equipment.

    During 2000, the Company ceased operations of entities in Japan (IRI Apollo K.K.) and Australia (Information Resources Australia Pty, Ltd.) which were responsible for distributing Apollo software. The Company entered into agreements with its 40% owned affiliate, Information Resources Japan Ltd., and an unrelated company in Australia to distribute its Apollo software. In connection with the cessation of local operations, the Company incurred charges during 2000 of $0.7 million and $1.0 million relating to the Japan and Australia businesses, respectively.

    In 1999, the Company wrote off $8.6 million of assets related to discontinued activities of the U.S. business. This charge consisted of $4.8 million and $3.8 million relating to certain of the Company's trade promotion software applications and Card Panel database assets, respectively. The Company decided to discontinue all selling activities related to its internally developed trade promotion software based on discounted future cash flow estimates. As a result of this decision, the net book value of the trade promotion software assets was written off in the fourth quarter of 1999. The Company's consumer panel business had consisted of 55,000 households that utilized hand-held scanners to record their product purchases ("Multi-outlet Panel") and shoppers from approximately 60,000 households that presented an identification card when shopping at participating grocery stores ("Card Panel"). In 1999, the Company determined that the need for a Multi-outlet Panel was becoming the minimum standard for panel tracking services. As a result, the Company decided to continue to expand its Multi-outlet Panel and eliminate the separate Card Panel service. The net book value of the Card Panel database asset was written off in the fourth quarter of 1999.

    Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, office space was reduced. The Company recorded $0.02 million, $0.6 million and $1.5 million of charges in 2001, 2000 and 1999, respectively, relating to accelerated depreciation on leasehold improvements and furniture and fixtures and lease buyouts associated with these facilities.

    Other Restructuring Costs: Other restructuring costs in 2001 and 2000 relate primarily to consulting fees paid to third parties for assistance in the identification of process improvements and efficiencies within the U.S. operations.

    Transition of German Production to U.S. Facility: During 2001 and 2000, charges of approximately $7.8 million and $4.7 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consist primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

    Information Technology Rearchitecture: 2001 costs relate to consulting fees paid to a third party in connection with the rearchitecture project.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

OTHER ITEMS

     During the fourth quarter of 2001, the Company settled a dispute with Manugistics, Inc. as further discussed in Note 11, Legal Proceedings. Manugistics agreed to pay IRI a total of $8.625 million, resulting in a gain of $2.0 million which is reflected as other income in Restructuring and Other Items.

    In the fourth quarter of 1999, Restructuring and Other Items included a $0.9 million charge for a non-current receivable reserve. This reserve was reversed during 2000 pursuant to a settlement agreement reached with the other party.

    During 1999, the Company determined that goodwill relating to IRI/GfK Retail was impaired, resulting in a $4.2 million charge which was included in Restructuring and Other Items.

5. INCOME TAXES

     As of December 31, 2001, the Company had cumulative U.S. federal taxable net operating loss ("NOL") carryforwards of $95.4 million which expire primarily in 2009, 2011 and 2020. At December 31, 2001, the Company also had U.S. tax credit carryforwards of $6.8 million, $5.4 million of which expire between 2002 and 2012, and the remainder of which can be carried forward indefinitely. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to potential adjustment.

     A majority of the foreign pre-tax losses are deducted as partnership losses in IRI's consolidated U.S. Federal income tax return. At December 31, 2001, various other foreign subsidiaries of IRI had foreign taxable NOL carryforwards of $0.6 million which expire between 2009 and 2011.

     Domestic losses before income taxes were $6.1 million, $10.0 million and $28.9 million for 2001, 2000 and 1999, respectively. The foreign earnings (losses) before income taxes were $0.8 million, ($3.7) million and ($0.7) million for 2001, 2000 and 1999, respectively.

     The income tax benefit relating to the years ended December 31, 2001, 2000 and 1999 consisted of the following components (in thousands):

                                                                                   2001          2000        1999
                                                                                ----------    ----------   -------
Current income tax expense:
  Federal......................................................................   $   (236)   $     --    $     --
  Foreign .....................................................................       (217)       (265)       (397)
  State and local .............................................................         --          --          --
                                                                                  --------    --------    --------
                                                                                      (453)       (265)       (397)
                                                                                  --------    --------    --------
Deferred income tax (expense) benefit:
  Federal .....................................................................      1,869       4,357       9,562
  Foreign .....................................................................        (72)        228        (593)
  State and local .............................................................         32       1,805       2,602
                                                                                  --------    --------    --------
                                                                                     1,829       6,390      11,571
                                                                                  --------    --------    --------
Income tax benefit.............................................................   $  1,376    $  6,125    $ 11,174
                                                                                  ========    ========    ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):


                                                  DECEMBER 31,
                                              --------------------
                                                2001         2000
                                              -------      -------
Deferred tax liabilities:
  Deferred data procurement costs ........   $ 51,458    $ 53,820
  Capitalized software costs .............      1,199       3,151
  Acquisition related costs ..............        865       3,321
  Other ..................................      2,497       5,585
                                             --------    --------
          Total deferred tax liabilities .     56,019      65,877
Deferred tax assets:
  Domestic NOL carryforwards .............     33,380      41,494
  Domestic tax credit carryforwards ......      6,757       6,737
  Foreign NOL carryforwards ..............        207         303
  Reserve for compensation related items .     12,404      10,536
  Other ..................................     15,033      15,135
                                             --------    --------
          Total deferred tax assets ......     67,781      74,205
Valuation allowance on deferred tax assets     (4,297)     (4,297)
                                             --------    --------
Net deferred tax assets ..................     63,484      69,908
                                             --------    --------
Net deferred tax asset ...................   $ (7,465)   $ (4,031)
                                             ========    ========

    Except to the extent that a valuation allowance has been established, the Company expects to realize the deferred tax assets related to its U.S. federal and state NOL carryforwards and certain foreign NOL carryforwards, primarily from the future recognition of substantial taxable income resulting from the reversal of $77.2 million of existing net temporary differences.

    The income tax benefit differs from the statutory U.S. Federal income tax rate of 35% applied to losses before income taxes for the years ended December 31, 2001, 2000 and 1999 as follows (in thousands):

                                                            2001        2000       1999
                                                         --------    --------    --------
Statutory tax benefit ................................   $  1,849    $  4,783    $ 10,347
Effects of --
  State income taxes, net of Federal income tax effect         21       1,173       1,691
  Nondeductible meals and entertainment ..............       (385)       (453)       (406)
  Nondeductible acquisition/organization costs .......       (142)       (153)       (160)
  Foreign taxes ......................................          5         265        (338)
  Valuation allowance ................................         --          --        (713)
  Other non-taxable income ...........................         28         510         753
                                                         --------    --------    --------
                                                         $  1,376    $  6,125    $ 11,174
                                                         ========    ========    ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

6. ACCOUNTS RECEIVABLE

     Accounts receivable at December 31 were as follows (in thousands):


                                    2001        2000
                                  --------    --------
Billed ........................   $ 66,065    $ 69,822
Unbilled ......................     12,555      14,706
                                  --------    --------
                                    78,620      84,528
Reserve for accounts receivable     (3,951)     (3,918)
                                  --------    --------
                                  $ 74,669    $ 80,610
                                  ========    ========

    Payments received in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled accounts receivable represent revenues and fees on contracts and other services earned to date for which customers were not invoiced as of the balance sheet date.

7. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 were as follows (in thousands):




                                                  2001         2000
                                                --------    ---------

Computer equipment and software ............   $ 134,852    $ 118,355
Market testing and other operating equipment      24,742       33,263
Leasehold improvements .....................      19,347       17,708
Equipment and furniture ....................      35,451       34,183
                                               ---------    ---------
                                                 214,392      203,509
Accumulated depreciation ...................    (144,461)    (127,777)
                                               ---------    ---------
                                               $  69,931    $  75,732
                                               =========    =========

    The net book value of computer equipment under capital leases aggregated $3.9 million and $6.0 million for the years ended December 31, 2001 and 2000, respectively, and is included in the above amounts. Amortization of assets under capital leases is included in depreciation expense in the accompanying financial statements.

8. INVESTMENTS AND OTHER ASSETS

     Investments at December 31 were as follows (in thousands):



                                                                               2001      2000
                                                                             --------  -------
Mosaic InfoForce, L.P. at cost plus equity in undistributed earnings .....   $ 5,273   $ 6,101
Datos Information Resources, at cost plus equity in undistributed earnings     4,341     4,439
GfK Panel Services Benelux B.V., at cost .................................     1,315     1,315
Middle East Market Research Bureau ("MEMRB"), at cost ....................     2,781     2,795
Other ....................................................................       863     1,208
                                                                             -------   -------
                                                                             $14,573   $15,858
                                                                             =======   =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

Other assets at December 31 were as follows (in thousands):



                                                                                                     2001         2000
                                                                                                  ---------    ---------
Deferred data procurement costs -- net of accumulated amortization
  of $138,046 in 2001 and $132,884 in 2000 .....................................................   $144,500     $142,036
Intangible assets, including goodwill -- net of
  accumulated amortization of $13,584 in 2001 and $12,026 in 2000 ..............................      7,811        9,370
Capitalized software costs -- net of accumulated
  amortization of $4,665 in 2001 and $4,716 in 2000 ............................................      4,412        5,862
Other ..........................................................................................      5,071        8,738
                                                                                                   --------     --------
                                                                                                  $ 161,794    $ 166,006
                                                                                                  =========    =========

    Commercial software development costs of $2.1 million, $1.6 million and $7.3 million were capitalized for the years ended December 31, 2001, 2000 and 1999.

9. LONG-TERM DEBT

Long-term debt at December 31 was as follows (in thousands):



                                                                                      2001            2000
                                                                                    ---------       ---------
  Bank borrowings...............................................................    $       -        $21,000
  Capitalized leases and other..................................................        5,783          5,965
                                                                                    ---------       ---------
                                                                                        5,783         26,965
  Less current maturities.......................................................       (3,549)        (2,337)
                                                                                    ---------       --------
                                                                                     $  2,234        $24,628
                                                                                     ========        =======

    During October 2001, the Company amended certain financial covenants and other terms and conditions of its $60 million bank revolving credit facility. The amended facility has floating rate options at or below prime and commitment fees of up to 0.5% payable on the unused portion, and a termination date of October 2002. The weighted average interest rates at December 31, 2001 and 2000 were 6.58% and 8.27%, respectively. Under the amended credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable. Borrowings under the facility are secured by the Company's assets. The Company had $55.5 million of borrowing availability under the amended revolving credit facility as of December 31, 2001.

    The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $3.7 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

    Capitalized leases and other primarily consist of leases for computer equipment expiring through 2004. Minimum payments under capital lease obligations are as follows (in thousands).



Year ending December 31,                                                                         Minimum Payments
------------------------                                                                        -----------------
    2002 ......................................................................................     $ 3,794
    2003 ......................................................................................       2,083
    2004 ......................................................................................         500
                                                                                                    -------
                                                                                                      6,377
    Less imputed interest .....................................................................        (594)
                                                                                                    -------
                                                                                                    $ 5,783
                                                                                                    =======

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

COMMON STOCK

    At December 31, 2001, 2000 and 1999, 29,397,373, 29,069,892 and 29,068,657
shares of Common Stock, respectively, were issued and outstanding. In connection with the IRI Directors' Plan (see below), 24,893 shares were reserved for future issuance at December 31, 2001. In connection with all IRI employee stock option plans, 10.5 million shares were reserved for issuance at December 31, 2001. These reserved shares were reduced by 9.0 million stock options outstanding at December 31, 2001, resulting in 1.5 million stock options available for grant under the Amended and Restated 1992 Executive Stock Option Plan, the Amended and Restated 1994 Employee Nonqualified Stock Option Plan and the Amended and Restated 1992 Stock Option Plan.

    In May 2000, the Company established the 2000 Employee Stock Purchase Plan ("ESPP") providing employees the opportunity to purchase Common Stock of the Company through accumulated payroll deductions. The plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Employees are eligible to purchase Common Stock at the end of an accumulation period at an amount equal to 85% of the fair market value of a share of Common Stock on the first or last day of an accumulation period, whichever is lower. Employees are restricted from trading stock purchased under the ESPP for six months from the date of purchase. During 2001 and 2000, the Company sold 199,720 shares, 40,000 shares of which were held in treasury and the remainder of which were newly issued shares, and 158,827 shares, respectively, of Common Stock for $0.8 million and $0.4 million, respectively, to employees participating in the ESPP.

    During 2000, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced in August 2000 that was established to acquire shares to fund the Company's ESPP. The program, approved by the Company's Board of Directors, authorizes the periodic repurchase of up to one million shares of its Common Stock on the open market, or in privately negotiated transactions, depending upon market conditions and other factors. During 2001, the Company purchased 40,000 shares of Common Stock, at an average cost of $5.50 per share, aggregating $0.2 million. The Company purchased 158,700 shares of Common Stock, at an average cost of $5.88 per share, aggregating $0.9 million during 2000.

    In May 1996, the Company's shareholders approved a stock plan for non-employee directors (the "IRI Directors' Plan"), authorizing the issuance of up to 100,000 shares of Common Stock. Under the IRI Directors' Plan, an eligible director is paid annually in shares of Common Stock in lieu of 75% of the cash retainer otherwise payable for services on the Board. The number of shares issued is based upon the fair market value of the Company's Common Stock. The Company issued 12,075, 13,098, and 21,215 shares in 2001, 2000 and 1999 at an average price of $6.51, $5.41 and $8.72 per share, respectively, under the IRI Directors' Plan.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

    There are restrictions in IRI's bank revolving credit facility and lease agreements which limit the payment of dividends and the purchases or redemption of Common Stock. (See Note 9).

STOCK OPTIONS

    The Company has several stock option plans. The Amended and Restated 1994 Employee Nonqualified Stock Option Plan and the Amended and Restated 1992 Stock Option Plan cover most employees other than executive officers and directors. Substantially all options under these plans have been granted at fair market value or higher. Most option grants are exercisable in equal annual increments of 25% beginning on the first anniversary of the grant date and expire ten years after the date of grant. IRI also has an Amended and Restated 1992 Executive Stock Option Plan covering executive officers and directors which at inception authorized up to 2.5 million stock options. Most options under this plan were granted at fair market value and are exercisable in equal annual increments of 25% beginning on the first anniversary of the grant date and expire ten years after the date of grant. For options granted at less than fair market value, the Company recognizes compensation expense over the vesting period for the difference between the total fair market value and the total exercise price on the date of grant.

    The following table presents, on a pro forma basis, net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 as if an alternate method of accounting as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for stock options had been adopted (in thousands, except per share data):


                                                          2001             2000             1999
                                                      -----------      -----------      -----------
Net loss -- as reported .........................     $    (3,907)     $    (7,538)     $  (18,388)
                                                      ===========      ===========      ==========

Net loss -- pro forma ...........................     $    (7,864)     $   (10,670)     $  (21,687)
                                                      ===========      ===========      ==========

Net loss per common share -- basic -- as reported     $     (0.13)     $     (0.26)     $    (0.66)
                                                      ===========      ===========      ==========

Net loss per common share -- basic -- pro forma .     $     (0.27)     $     (0.37)     $    (0.77)
                                                      ===========      ===========      ==========

Net loss per common and common equivalent
  share - diluted -- as reported ................     $     (0.13)     $     (0.26)     $    (0.66)
                                                      ===========      ===========      ==========

Net loss per common and common equivalent
  share - diluted -- pro forma ..................     $     (0.27)     $     (0.37)     $    (0.77)
                                                      ===========      ===========      ==========



    The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 4.55%, 6.15% and 5.5% for 2001, 2000 and 1999, respectively; stock price volatility factor of 71.9%, 69.0% and 61.0% for 2001, 2000 and 1999, respectively; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 2001, 2000 and 1999 was $3.30, $3.19 and $5.01, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

    Transactions involving stock options for the Executive and Employee Stock Option Plans are summarized as follows:




                                                   WEIGHTED
                                                    AVERAGE
                                     NUMBER        EXERCISE
                                   OF OPTIONS       PRICE
                                   ----------     ---------
Outstanding January 1, 1999 .      7,326,234      $   13.73
Granted .....................      1,461,500           8.80
Canceled/Expired ............     (1,238,931)         14.58
Exercised ...................        (97,430)          9.85
                                  ----------      ---------

Outstanding December 31, 1999      7,451,373          12.68
Granted .....................      3,400,215           5.12
Canceled/Expired ............     (2,147,471)         12.32
Exercised ...................             --             --
                                  ----------      ---------

Outstanding December 31, 2000      8,704,117           9.82
Granted .....................      1,933,500           5.28
Canceled/Expired ............     (1,468,759)         13.45
Exercised ...................       (155,186)          4.06
                                  ----------      ---------

Outstanding December 31, 2001      9,013,672      $    8.35
                                  ==========      =========

Exercisable December 31, 2001      4,085,026      $   11.44
                                  ==========      =========

     Stock options outstanding at December 31, 2001 are as follows:


                                                       WEIGHTED        OUTSTANDING                              EXERCISABLE
                                                        AVERAGE          WEIGHTED                                 WEIGHTED
                                                       REMAINING         AVERAGE                                  AVERAGE
                                   NUMBER             CONTRACTUAL        EXERCISE            NUMBER               EXERCISE
 RANGE OF EXERCISE PRICES        OUTSTANDING             LIFE              PRICE           EXERCISABLE             PRICE
 ------------------------        -----------         -------------     ------------        -----------          ------------
$ 3.13-$4.28 .................... 3,043,391                8.70          $    4.01            352,141             $    3.92
$ 4.38-$8.56 .................... 2,408,662                8.16               7.11            796,358                  7.78
$8.63-$14.00 .................... 2,554,282                5.64              12.08          1,952,981                 12.50
$14.13-$34.00 ................... 1,007,337                1.83              15.00            983,546                 15.00
                                  ---------             -------          ---------          ---------             ---------
$3.13-$34.00 .................... 9,013,672                6.92          $    8.35          4,085,026             $   11.44
                                  =========             =======          =========          =========             =========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




11. COMMITMENTS, CONTINGENCIES AND LITIGATION

LEASE AGREEMENTS AND OTHER COMMITMENTS

     Future minimum lease payments under all operating leases as of December 31, 2001 are as follows (in thousands):


           Year ending December 31,                                                                  Operating Lease Payments
           ------------------------                                                                  ------------------------
           2002..............................................................................               $  24,834
           2003..............................................................................                  22,777
           2004..............................................................................                  15,854
           2005..............................................................................                  10,659
           2006..............................................................................                   9,436
           After 2006........................................................................                  29,504
                                                                                                             --------
           Total minimum lease payments......................................................                $113,064
                                                                                                             ========


    Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $22.3 million, $24.9 million and $27.4 million, respectively.


LEGAL PROCEEDINGS

    On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. (collectively, the "Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries, in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying/bundling services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and vi) disparaging the Company to financial analysts and clients. By the Action, the Company sought to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling. In procedural rulings, the District Court dismissed IRI's claims for injury suffered from Defendants' activities in foreign markets, where IRI operates through subsidiaries, and denied IRI leave to join such subsidiaries as parties. IRI has appealed these rulings and expects a decision from the United States Court of Appeals for the Second Circuit by mid-2002. The Company continues to vigorously prosecute its claims for injuries in the U.S. and other markets, which the Company believes to be substantial.

    As previously reported, in 1999 IRI filed an action against Manugistics, Inc. in the Circuit Court of Cook County, Illinois. In this action IRI was seeking damages for Manugistics' alleged breach of a Data Marketing and Guaranteed Revenue Agreement and a related Non-Competition and Non-Solicitation Agreement. In December 2001, IRI and Manugistics settled their dispute under these agreements. Pursuant to the settlement agreement, Manugistics agreed to pay IRI a total of $8.625 million. Of this amount, $4.75 million is to be paid in cash installments, with the last installment coming due on or before April 1, 2002. To date, Manugistics has paid $3.75 million of this cash amount. Manugistics also agreed to issue shares of its common stock representing the remaining $3.875 million (the "Settlement Shares"). On February 26, 2002, Manugistics issued the Settlement Shares to IRI. All of the Settlement Shares were sold by IRI for $3.875 million, net of commissions on March 1, 2002.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

12. SEGMENT INFORMATION

    The Company develops and maintains databases, decision support software, and mathematical models, primarily for the analysis of detailed information on purchasing of consumer goods, all within one industry segment -- business information services. The Company's business information services are conducted almost exclusively in the United States and Europe. The Company's operations in other markets account for less than 1% of consolidated revenues. Executive management of the Company routinely evaluates the performance of its operations against short-term and long-term objectives.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

    The following tables and discussion present certain information regarding the operations of the Company by geographic segment as of December 31, 2001, 2000, and 1999 (in thousands):

SEGMENTED RESULTS:

                                                                              2001                2000             1999
                                                                           -----------        -----------      -----------
   Revenues:
   U.S. Services......................................................     $   420,321        $   397,895      $  416,729
   International Services.............................................         135,547            133,028         129,544
                                                                           -----------        -----------      -----------
             Total....................................................     $   555,868        $   530,923      $  546,273
                                                                           ===========        ===========      ===========
   Operating Results:
   U.S. Services......................................................     $   25,895         $   15,833       $   25,672
   International Services:
     Operating loss...................................................         (4,405)            (4,628)         (13,709)
     Minority interests benefit.......................................          2,694              2,746            4,256
     Equity in earnings of affiliated companies.......................            311                575              205
                                                                           ----------         ----------       ----------

             Subtotal -- International Services.......................         (1,400)            (1,307)          (9,248)
   Corporate and other expenses including equity in
              loss of affiliated companies............................        (11,275)           (10,960)         (11,848)
   Defined contribution plan expense (a)..............................             --                 --           (7,931)
   Restructuring and other items (b)..................................        (15,434)           (13,590)         (24,755)
                                                                           -----------        -----------      -----------

             Operating Results........................................         (2,214)           (10,024)         (28,110)
   Interest expense and other, net....................................         (3,069)            (3,639)          (1,452)
                                                                           -----------        -----------      -----------

             Loss before income taxes.................................     $   (5,283)        $  (13,663)      $  (29,562)
                                                                           ===========        ===========      ===========

IDENTIFIABLE ASSETS:

                                                                               2001               2000             1999
                                                                            -----------        -----------      -----------
   U.S. Services......................................................     $    217,072       $    223,916     $    237,913
   International Services.............................................          122,412            126,258          120,943
   Corporate (c)......................................................           13,939             14,986            9,624
                                                                           ------------       ------------     ------------

             Total Identifiable Assets................................     $    353,423       $    365,160     $    368,480
                                                                           ============       ============     ============

----------

(a) $5.5 million, $2.1 million and $0.3 million of defined contribution plan expense relates to U.S. Services, International Services and Corporate, respectively.

(b) Restructuring and other items (in millions):

                                                                             2001          2000          1999
                                                                           ---------     --------      ---------
U.S. Services.............................................................. $  9.3        $  7.4        $  19.7
International Services.....................................................    8.1           7.1            4.2
Corporate..................................................................   (2.0)         (0.9)           0.9
                                                                           --------      --------      ---------
            Total.......................................................... $ 15.4        $ 13.6        $  24.8
                                                                            =======      ========      =========

(c) Identifiable corporate assets represent investments. (See Note 8).

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




OTHER CASH FLOW INFORMATION:


                                                   UNITED
                                                   STATES   INTERNATIONAL  CORPORATE     TOTAL
                                                   ------   -------------  ---------     -----
                                                              (IN THOUSANDS)
Capital expenditures
  2001 ......................................     $15,578     $ 4,359       $  972     $ 20,909
  2000 ......................................      11,860       5,791        2,117       19,768
  1999 ......................................      23,394       5,413        2,335       31,142
Depreciation expense
  2001 ......................................     $21,193     $ 4,526       $3,202     $ 28,921
  2000 ......................................      21,216       4,618        3,941       29,775
  1999 ......................................      18,946       4,686        3,336       26,968
Data procurement expenditures
  2001 ......................................     $76,396     $52,595       $   --     $128,991
  2000 ......................................      74,761      50,079           --      124,840
  1999 ......................................      80,740      49,472           --      130,212
Amortization of data procurement expenditures
  2001 ......................................     $76,517     $48,000       $   --     $124,517
  2000 ......................................      75,749      44,082           --      119,831
  1999 ......................................      78,508      41,719           --      120,227


                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA (UNAUDITED)

     Summaries of consolidated results on a quarterly basis are as follows (in thousands, except per share data):

                                                                                           2001
                                                                 ----------------------------------------------------------
                                                                    FIRST           SECOND           THIRD        FOURTH
                                                                   QUARTER          QUARTER         QUARTER       QUARTER
                                                                   -------          -------         -------       -------
   Revenues......................................................$   136,308      $   140,906    $  138,166     $  140,488
                                                                 ============     ============   ===========    ===========
   Restructuring and other items.................................$    (4,097)     $    (4,102)   $   (4,209)    $   (3,026)
                                                                 ============     ============   ===========    ===========
   Operating profit (loss).......................................$    (3,372)     $    (1,021)   $     (924)    $      397
                                                                 ============     ============   ===========    ===========
   Net earnings (loss)...........................................$    (2,475)     $    (1,240)   $     (488)    $      296
                                                                 ============     ============   ===========    ===========
   Net earnings (loss) per common share -- basic.................$     (0.09)     $     (0.04)   $    (0.02)    $     0.01
                                                                 ============     ============   ============   ===========
   Net earnings (loss) per common and common
     equivalent share -- diluted.................................$     (0.09)     $     (0.04)   $    (0.02)    $     0.01
                                                                 ============     ============   ============   ===========
   Weighted average common shares --basic........................     29,069           29,068        29,310         29,323
                                                                 ============     ============   ===========    ===========
   Weighted average common and common
     equivalent shares -- diluted................................     29,069           29,068        29,310         30,229
                                                                 ============     ============   ===========    ===========



                                                                                           2000
                                                                 ----------------------------------------------------------
                                                                    FIRST           SECOND        THIRD        FOURTH
                                                                   QUARTER          QUARTER      QUARTER       QUARTER
                                                                 ------------     -----------   ---------     ----------
   Revenues......................................................$   129,141      $   133,931   $ 131,672     $  136,179
                                                                 ===========      ===========   =========     ==========
   Restructuring and other items.................................$    (3,557)     $    (2,082)  $  (3,157)    $   (4,794)
                                                                 ===========      ===========   =========     ==========
   Operating profit (loss).......................................$    (6,961)     $    (1,671)  $     882     $   (4,532)
                                                                 ===========      ===========   =========     ==========
   Net loss......................................................$    (3,554)     $      (987)  $    (598)    $   (2,399)
                                                                 ===========      ===========   =========     ==========
   Net loss per common share -- basic............................$     (0.12)     $     (0.03)  $   (0.02)    $    (0.08)
                                                                 ===========      ===========   =========     ==========
   Net loss per common and common
     equivalent share -- diluted.................................$     (0.12)     $     (0.03)  $   (0.02)    $    (0.08)
                                                                 ===========      ===========   =========     ==========
   Weighted average common shares --basic........................     29,068           29,071      29,046         28,952
                                                                 ===========      ===========   =========     ==========
   Weighted average common and common
     equivalent shares -- diluted................................     29,068           29,071      29,046         28,952
                                                                 ===========      ===========   =========     ==========

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 annual meeting of stockholders scheduled for May 17, 2002. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 annual meeting of stockholders scheduled for May 17, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 annual meeting of stockholders scheduled for May 17, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 annual meeting of stockholders scheduled for May 17, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as a part of this Report:

1.  Financial Statements

    The consolidated financial statements of the Company are included in Part II, Item 8 of this Report.

                                                                            PAGE
                                                                             NO.
2.  Financial Statement Schedules

    Schedule II -- Valuation and Qualifying Accounts; Reserve for Accounts
    Receivable............................................................   49

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

    Amended and Restated 1992 Stock Option Plan, as amended effective June 29, 2000.

    1992 Executive Stock Option Plan, as amended effective June 29, 2000.

    Amended and Restated 1994 Employee Nonqualified Stock Option Plan, as amended effective June 29, 2000.

    Employment letter agreement dated May 19, 2000 between the Company and Mary
    K. Sinclair.

    Form of Employment and Change in Control Agreement between the Company and certain executive officers.

    Information Resources, Inc. Directors Deferred Compensation Plan effective May 1, 2000.

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

    See Exhibit Index (immediately following the signature page)

                                                                     SCHEDULE II

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                         RESERVE FOR ACCOUNTS RECEIVABLE
                                 (IN THOUSANDS)


                                BALANCE AT    CHARGED TO     DEDUCTIONS     BALANCE AT
                                BEGINNING     COSTS AND   (NET WRITEOFFS/     END OF
    DESCRIPTION                 OF PERIOD      EXPENSES      RECOVERIES)      PERIOD
    -----------                 ---------      --------      -----------      ------
Year ended December 31, 1999 ..   $4,762         $  285        $(1,273)         $3,774
Year ended December 31, 2000 ..   $3,774         $1,121        $  (977)         $3,918
Year ended December 31, 2001 ..   $3,918         $  648        $  (615)         $3,951

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March 21, 2002

                                       INFORMATION RESOURCES, INC.

                                  By: /s/    JOSEPH P. DURRETT
                                     -----------------------------------
                                              Joseph P. Durrett
                                     President and Chief Executive Officer



    Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2002.





                     SIGNATURE                                                                TITLE
-----------------------------------------------------------                          --------------------------
                    /s/ JOSEPH P. DURRETT                                             Chairman of the Board of Directors, President,
-----------------------------------------------------------                            Chief Executive Officer and Director
                     Joseph P. Durrett

                  /s/ ANDREW G. BALBIRER                                              Executive Vice President and Chief
-----------------------------------------------------------                           Financial Officer
                                                                                       [Principal financial officer]
                        Andrew G. Balbirer

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

 *               /s/ JAMES G. ANDRESS                                                 Director
-----------------------------------------------------------
                      James G. Andress

 *              /s/ WILLIAM B. CONNELL                                                Director
-----------------------------------------------------------
                       William B. Connell

 *               /s/ EDWIN E. EPSTEIN                                                 Director
-----------------------------------------------------------
                         Edwin E. Epstein

 *                 /s/ BRUCE A. GESCHEIDER                                            Director
 ----------------------------------------------------------
                       Bruce A. Gescheider

 *                /s/ JOHN D.C. LITTLE                                                Director
 ----------------------------------------------------------
                     John D.C. Little

 *               /s/ LEONARD M. LODISH                                                Director
-----------------------------------------------------------
                         Leonard M. Lodish

 *               /s/ EDWARD E. LUCENTE                                                Director
-----------------------------------------------------------
                          Edward E. Lucente

 *                /s/ JEFFREY P. STAMEN                                               Director
 ----------------------------------------------------------
                          Jeffrey P. Stamen

 *               /s/ RAYMOND H. VAN WAGENER, JR.                                      Director
 ----------------------------------------------------------
                    Raymond H. Van Wagener, Jr.

 *              /s/ THOMAS W. WILSON, JR.                                             Director
-----------------------------------------------------------
                         Thomas W. Wilson, Jr.

*By:            /s/ JOSEPH P. DURRETT
    -------------------------------------------------------
              Pursuant to a Power of Attorney

                                  EXHIBIT INDEX

        The following documents are the exhibits to this Report. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

                                                                                          SEQUENTIAL
EXHIBIT                                                                                    DOCUMENT
NUMBER                              DESCRIPTION OF DOCUMENT                                 FILING
------                              -----------------------                                 ------
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

 10    Material Contracts

 (a)   Information Resources, Inc., Nonqualified Stock Option Plan effective January 1,
       1984, as amended. (Incorporated by reference. Previously filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988).
                                                                                           IBRF
 (b)   Form of letter agreement between the Company and John D.C. Little. (Incorporated by reference. Previously filed as Exhibit 10(m) to the Company's Annual Report on
       Form 10-K for the fiscal year ended December 31, 1989).                             IBRF

 (c)   Letter agreement dated August 7, 1989 between the Company and Leonard Lodish.
       (Incorporated by reference. Previously filed as Exhibit 3(q) to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1989).            IBRF

 (d)   Lease Agreement dated September 27, 1990 between Randolph/ Clinton Limited
       Partnership and the Company. (Incorporated by reference. Previously filed as
       Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 27, 1990).  IBRF

 (e)   Second Amendment to Lease Agreement dated September 27, 1990 between the Company and Randolph/Clinton Limited Partnership. (Incorporated by reference. Previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter
       ended March 31, 1995).                                                              IBRF

 (f)   Amended and Restated Asset Purchase Agreement dated as of June 12, 1995 by and between the Company and Oracle Corporation. (Incorporated by reference. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 27,
       1995 and filed August 11, 1995).                                                    IBRF

                                                                                          SEQUENTIAL
EXHIBIT                                                                                    DOCUMENT
NUMBER                              DESCRIPTION OF DOCUMENT                                 FILING
------                              -----------------------                                 ------
 (g)   Licenses-Back Agreement dated as of July 27, 1995 between the Company and Oracle
       Corporation. (Incorporated by reference. Previously filed as Exhibit B to the
       Amended and Restated Asset Purchase Agreement dated as of July 27, 1995 filed as
       Exhibit 2.1 to the Current Report on Form 8-K dated July 27, 1995 and filed August
       11, 1995).                                                                          IBRF

 (h)   Form of Information Resources, Inc. Directorship/Officership Agreement between the
       Company and each of its directors, executive officers and certain other officers.
       (Incorporated by reference. Previously filed as Exhibit 10(x) to the Company's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1994).            IBRF

 (i)   Information Resources, Inc. Amended and Restated 401(k) Retirement Savings Plan
       and Trust adopted by the Company effective May 24, 1995. (Incorporated by reference. Previously filed as Exhibit 10(hh) to the Company's Annual Report on
       Form 10-K for the fiscal year ended December 31, 1996).                             IBRF

 (j)   First Amendment to the Information Resources, Inc. Amended and Restated 401(k)
       Retirement Savings Plan effective July 1, 1996. (Incorporated by reference.
       Previously filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for
       the fiscal year ended December 31, 1996).                                           IBRF

 (k)   Second Amendment to the Information Resources, Inc. Amended and Restated 401(k)
       Retirement Savings Plan effective March 1, 1997. (Incorporated by reference.
       Previously filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K for
       the fiscal year ended December 31, 1996).                                           IBRF

 (l)   Trust Agreement between Information Resources, Inc. and Fidelity Management Trust
       Company dated as of July 1, 1996. (Incorporated by reference. Previously filed as
       Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the fiscal year
       ended December 31, 1996).                                                           IBRF

 (m)   First Amendment to Trust Agreement between Fidelity Management Trust Company and
       Information Resources, Inc. effective March 1, 1997. (Incorporated by reference.
       Previously filed as Exhibit 10(ll) to the Company's Annual Report on Form 10K for
       the fiscal year ended December 31, 1996).                                           IBRF

 (n)   Credit Agreement dated October 31, 1997 among the Company, the Bank Parties thereto and Harris Trust and Savings Bank, as Agent. (Incorporated by reference.
       Previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for
       the quarter ended September 30, 1997).                                              IBRF

 (o)   Rights Agreement between Information Resources, Inc. and Harris Trust and Savings
       Bank, amended and restated as of October 27, 1997. (Incorporated by reference.
       Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-A/A
       dated October 27, 1997 and filed October 28, 1997).                                 IBRF

 (p)   Information Resources, Inc. Executive Deferred Compensation Plan effective January
       1, 1999. (Incorporated by reference. Previously filed as Exhibit 10 (ff) to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).  IBRF

 (q)   First Amendment to Credit Agreement dated as of February 10, 1999 between the
       Company, the Banks Party thereto and Harris Trust and Savings Bank, as agent for the Banks. (Incorporated by reference. Previously filed as Exhibit 10 (hh) to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).  IBRF

 (r)   Employment agreement dated April 30, 1999 between the Company and Joseph P.
       Durrett. (Incorporated by reference. Previously filed as Exhibit 10 (kk) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).       IBRF

 (s)   Restricted stock agreement dated April 30, 1999 between the Company and Joseph P.
       Durrett. (Incorporated by reference. Previously filed as Exhibit 10 (ll) to the
       Company's Quarterly Report Form on 10-Q for the quarter ended June 30, 1999).       IBRF

 (t)   Employment agreement dated May 28, 1999 between the Company and Rick Kurz.
       (Incorporated by reference. Previously filed as Exhibit 10 (mm) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).                 IBRF

(u)    Information Resources, Inc. 1999 Restricted Stock Plan. (Incorporated by
       reference. Previously filed as Exhibit 99-1 to the Company's Registration
       Statement filed with the SEC on February 25, 2000).                                 IBRF

                                                                                          SEQUENTIAL
EXHIBIT                                                                                    DOCUMENT
NUMBER                              DESCRIPTION OF DOCUMENT                                 FILING
------                              -----------------------                                 ------
 (v)   Information Resources, Inc. 1999 Nonqualified Defined Contribution Plan.
       (Incorporated by reference. Previously filed as Exhibit 99-2 to the Company's
       Registration Statement filed on February 25, 2000).                                 IBRF

 (w)   Information Resources, Inc. 1999 Nonqualified Defined Contribution Plan Trust.
       (Incorporated by reference. Previously filed as Exhibit 99-3 to the Company's
       Registration Statement filed on February 25, 2000).                                 IBRF

 (x)   Second Amendment to Credit Agreement dated as of February 9, 2000 between the
       Company, the Banks party thereto and Harris Trust and Savings Bank, as agent for the Banks. (Incorporated by reference. Previously filed as Exhibit 10 (gg) to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).  IBRF

 (y)   Employment agreement dated March 1, 1999, as amended by letter agreement dated
       April 27, 1999, between the Company and Timothy Bowles. (Incorporated by reference. Previously filed as Exhibit 10 (hh) to the Company's Annual Report on
       Form 10-K for the fiscal year ended December 31, 1999).                             IBRF

 (z)   Employment letter agreement dated September 8, 1999, as amended by letters dated
       September 11 and September 13, respectively, between the Company and Edward
       Kuehnle. (Incorporated by reference. Previously filed as Exhibit 10 (ii) to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).  IBRF

 (aa)  Employment agreement dated February 4, 2000 between the Company and Andrew
       Balbirer. (Incorporated by reference. Previously filed as Exhibit 10 (jj) to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).  IBRF

 (bb)  Amendment to employment letter agreement dated June 16, 2000 between the Company and Edward Kuehnle. (Incorporated by reference. Previously filed as Exhibit 10
       (kk) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
       2000).                                                                              IBRF

 (cc)  Amended and Restated 1992 Stock Option Plan, as amended effective June 29, 2000.
       (Incorporated by reference. Previously filed as Exhibit 10 (ll) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).                 IBRF

 (dd)  1992 Executive Stock Option Plan, as amended effective June 29, 2000.
       (Incorporated by reference. Previously filed as Exhibit 10 (mm) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).                 IBRF

 (ee)  Amended and Restated 1994 Employee Nonqualified Stock Option Plan, as amended effective June 29, 2000. (Incorporated by reference. Previously filed as Exhibit
       10 (nn) to the Company's Quarterly Report on Form 10-Q for the quarter ended June
       30, 2000).                                                                          IBRF

 (ff)  Employment letter agreement dated May 19, 2000 between the Company and Mary K.
       Sinclair. (Incorporated by reference. Previously filed as Exhibit 10 (oo) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).       IBRF

 (gg)  Form of Employment and Change in Control Agreement between the Company and certain executive officers. (Incorporated by reference. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       2000).                                                                              IBRF

 (hh)  Outsourcing Services Agreement between the Company and Mosaic InfoForce, L.P.
       (Incorporated by reference. Previously filed as Exhibit 10.2 to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).            IBRF

 (ii)  Information Resources, Inc. Third Amendment to Credit Agreement. (Incorporated by
       reference. Previously filed as Exhibit 10.3 to the Company's Quarterly Report on
       Form 10-Q for the quarter ended September 30, 2000).                                IBRF

                                                                                          SEQUENTIAL
EXHIBIT                                                                                    DOCUMENT
NUMBER                              DESCRIPTION OF DOCUMENT                                 FILING
------                              -----------------------                                 ------
 (jj)  Information Resources, Inc. Directors Deferred Compensation Plan effective May 1,
       2000. (Incorporated by reference. Previously filed as Exhibit 10.4 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).  IBRF

 (kk)  Information Resources, Inc. 2000 Employee Stock Purchase Plan effective as of May
       19, 2000. (Incorporated by reference. Previously filed as Exhibit 99.1 to the
       Company's Registration Statement filed with the Securities and Exchange Commission
       on June 15, 2000).                                                                  IBRF

 (ll)  Fourth Amendment to Lease Agreement effective December 28, 2000 by and between the
       Company and Randolph/Clinton Limited Partnership. (Incorporated by reference.
       Previously filed as Exhibit 10 (nn) to the Company's Annual Report on Form 10-K
       for the fiscal year ended December 31, 2000).                                       IBRF

 (mm)  Amendment One to Employment Agreement dated April 30, 1999 between the Company and
       Joseph P. Durrett. (Incorporated by reference. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).  IBRF

 (nn)  Fourth Amendment to Credit Agreement dated October 16, 2001. (Incorporated by reference. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on
       Form 10-Q for the quarter ended September 30, 2001).                                IBRF

 (oo)  Amended and Restated Security Agreement dated October 16, 2001. (Incorporated by reference. Previously filed as Exhibit 10.2 to the Company's Quarterly Report on
       Form 10-Q for the quarter ended September 30, 2001).                                IBRF

 18    Letter regarding change in accounting principle. (Incorporated by reference.
       Previously filed as Exhibit 18 to the Company's Quarterly Report on form 10-Q for
       the quarter ended March 31, 1994).                                                  IBRF

 21    Subsidiaries of the Registrant (filed herewith).                                    EF

 23    Consent of Independent Auditors (filed herewith).                                   EF

 24    Powers of Attorney (filed herewith).                                                EF