Form 10-Q
period 2002-03-31
INFORMATION RESOURCES INC
filed 2002-05-14
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
---      Exchange Act of 1934.

         For the quarterly period ended March 31, 2002

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


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

   The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 30, 2002 was 29,551,007.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                     MARCH 31, 2002  DECEMBER 31, 2001
                                                           --------------  -----------------
                                                             (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                               $   6,044         $  13,708
     Accounts receivable, net                                   83,830            74,669
     Prepaid expenses and other                                 10,020            11,283
                                                             ---------         ---------
          Total Current Assets                                  99,894            99,660
                                                             ---------         ---------

Property and equipment, at cost                                214,547           214,392
Accumulated depreciation                                      (149,471)         (144,461)
                                                             ---------         ---------
     Net Property and Equipment                                 65,076            69,931

Investments                                                     13,716            14,573

Deferred income taxes                                            8,994             7,465

Other assets                                                   163,517           161,794
                                                             ---------         ---------
                                                             $ 351,197         $ 353,423
                                                             =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                    $   2,970         $   3,549
     Accounts payable                                           52,796            59,708
     Accrued compensation and benefits                          25,186            20,368
     Accrued property, payroll and other taxes                   3,288             1,949
     Accrued expenses                                            5,529             5,851
     Accrued restructuring costs                                 2,066             2,904
     Deferred revenue                                           36,695            32,464
                                                             ---------         ---------
          Total Current Liabilities                            128,530           126,793
                                                             ---------         ---------

Long-term debt                                                   1,864             2,234
Other liabilities
                                                                12,686            13,565

STOCKHOLDERS' EQUITY
     Preferred stock - authorized, 1,000,000 shares,
          $.01 par value; none issued                             --                --
     Common stock - authorized 60,000,000 shares,
          $.01 par value 29,495,541 and 29,397,373
          shares issued and outstanding, respectively              298               297
     Additional paid-in capital                                201,335           200,826
     Retained earnings                                          17,653            19,945
     Accumulated other comprehensive loss                      (11,169)          (10,237)
                                                             ---------         ---------
          Total Stockholders' Equity                           208,117           210,831
                                                             ---------         ---------
                                                             $ 351,197         $ 353,423
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                  ---------

                                                            2002            2001
                                                            ----            ----

Information services revenues                            $ 133,119       $ 136,308
Costs and expenses:
   Information services sold                              (120,551)       (122,260)
   Selling, general and administrative expenses            (10,752)        (13,323)
   Restructuring and other items                            (5,292)         (4,097)
                                                         ---------       ---------
                                                          (136,595)       (139,680)
                                                         ---------       ---------

Operating loss                                              (3,476)         (3,372)

Interest expense                                               (60)           (791)

Other, net                                                    (359)           (616)

Equity in earnings (losses) of affiliated companies             41             (56)

Minority interest benefit                                      299             792
                                                         ---------       ---------

Loss before income taxes                                    (3,555)         (4,043)

Income tax benefit                                           1,264           1,568
                                                         ---------       ---------

Net loss                                                 $  (2,291)      $  (2,475)
                                                         =========       =========

Net loss per common share - basic                        $    (.08)      $    (.09)
                                                         =========       =========

Net loss per common and
 common equivalent share - diluted                       $    (.08)      $    (.09)
                                                         =========       =========

Weighted average common shares - basic                      29,430          29,069
                                                         =========       =========

Weighted average common and
  common equivalent shares - diluted                        29,430          29,069
                                                         =========       =========


        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                                   ---------
                                                                               2002           2001
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (2,291)      $ (2,475)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of deferred data procurement costs                          31,778         30,688
     Depreciation                                                              6,705          7,321
     Amortization of capitalized software costs and intangibles                  802          1,472
     Restructuring and other charges                                            (245)           195
     Deferred income tax benefit                                              (1,264)        (1,568)
     Equity in earnings of affiliated companies and minority interests          (340)          (736)
     Other                                                                       (17)            59
     Change in assets and liabilities:
       Accounts receivable, net                                               (9,162)        (6,420)
       Other current assets                                                    1,263          1,329
       Accounts payable and accrued liabilities                               (1,103)           104
       Deferred revenue                                                        4,231          5,951
       Other, net                                                                844          1,121
                                                                            --------       --------
             Net cash provided by operating activities                        31,201         37,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                              (34,668)       (32,221)
Purchase of property, equipment and software                                  (2,731)        (6,502)
Capitalized software costs                                                      (743)          (357)
Investment in joint ventures                                                    --             (917)
Capital contributions from minority interests and other, net                    --              134
                                                                            --------       --------
             Net cash used in investing activities                           (38,142)       (39,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings                                                                   250          1,500
Net repayments of capital leases                                              (1,199)          (456)
Purchases of common stock                                                       --             (110)
Proceeds from exercise of stock options and other                                424           --
                                                                            --------       --------
             Net cash (used) provided by financing activities                   (525)           934

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (198)          (619)
                                                                            --------       --------

             Net decrease in cash and cash equivalents                        (7,664)        (2,507)

  Cash and cash equivalents at beginning of period                            13,708         11,914
                                                                            --------       --------

  Cash and cash equivalents at end of period                                $  6,044       $  9,407
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

     Earnings (Loss) per Common and Common Equivalent Share: Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings (loss) per common and common equivalent share--diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. In 2001 and 2002, common stock equivalents were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid (received) for interest and income taxes during the period was as follows (in thousands):


                      THREE MONTHS ENDED
                          MARCH 31,
                     --------------------
                     2002           2001
                     ----            ----
Interest             $  60         $ 649
Income taxes          --              (5)


     Non-cash investing and financing activities are excluded from the consolidated statement of cash flows.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable were as follows (in thousands):


                                        MARCH 31, 2002      DECEMBER 31, 2001
                                        --------------      -----------------
Billed                                     $ 65,690             $ 66,065
Unbilled                                     22,005               12,555
                                           --------             --------
                                             87,695               78,620
Reserve for accounts receivable              (3,865)              (3,951)
                                           --------             --------
                                           $ 83,830             $ 74,669
                                           ========             ========


NOTE 4 - INVESTMENTS AND OTHER ASSETS

     Investments were as follows (in thousands):


                                                                     MARCH 31, 2002      DECEMBER  31, 2001
                                                                     ---------------     ------------------
Mosaic InfoForce, L.P., at cost plus equity in undistributed
    earnings                                                            $ 4,512                $ 5,273
Datos Information Resources, at cost plus equity in
    undistributed earnings                                                4,263                  4,341
GfK Panel Services Benelux B.V., at cost                                  1,315                  1,315
Middle East Market Research Bureau ("MEMRB"), at cost                     2,778                  2,781
Other                                                                       848                    863
                                                                        -------                -------
                                                                        $13,716                $14,573
                                                                        =======                =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


Other assets were as follows (in thousands):




                                                        MARCH 31, 2002        DECEMBER 31, 2001
                                                        --------------        -----------------
Deferred data procurement costs -
     net of accumulated amortization of
     of $140,772 in 2002 and $138,046 in 2001               $146,197               $144,500

Intangible assets, including goodwill -
     net of accumulated amortization of
     $13,737 in 2002 and $13,584 in 2001                       7,659                  7,811

Capitalized software costs - net of
     accumulated amortization of $5,312
     in 2002 and $4,665 in 2001                                4,508                  4,412

Other                                                          5,153                  5,071
                                                            --------               --------
                                                            $163,517               $161,794
                                                            ========               ========

NOTE 5 - LONG TERM DEBT

     Long-term debt was as follows (in thousands):


                                     MARCH 31, 2002     DECEMBER 31, 2001
                                     --------------     -----------------
Bank borrowings                         $   250             $  --
Capitalized leases and other              4,584               5,783
                                        -------             -------
                                          4,834               5,783
Less current maturities                  (2,970)             (3,549)
                                        -------             -------
                                        $ 1,864             $ 2,234
                                        =======             =======


     In April 2002, the Company reduced its secured bank revolving credit facility to $35 million. All other terms and conditions of the credit facility remain unchanged. The Company had $14.3 million of borrowing availability under the amended revolving credit facility as of April 30, 2002.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $1.0 million is currently available for such distributions under the most restrictive of these covenants. The bank credit agreement contains

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

covenants which restrict the Company's ability to incur additional indebtedness. As of March 31, 2002, the Company was in compliance with all covenants.

NOTE 6 - COMPREHENSIVE LOSS

     The comprehensive loss summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive loss were as follows (in thousands):


                                    THREE MONTHS ENDED
                                         MARCH 31
                                  ----------------------
                                    2002         2001
                                    ----         ----
Net loss                          $(2,291)      $(2,475)
Foreign currency translation
   adjustment                        (932)       (1,774)
                                  -------       -------
Comprehensive loss                $(3,223)      $(4,249)
                                  =======       =======


NOTE 7 - STOCK REPURCHASE

     The Company purchased 20,000 shares of common stock aggregating $0.1 million during the first quarter of 2001 in connection with the stock repurchase program announced in August 2000 that was established principally to acquire shares to fund the Company's 2000 Employee Stock Purchase Plan ("ESPP"). The shares were held in treasury until they were sold to employees in connection with the Company's ESPP.


NOTE 8 - SEGMENT INFORMATION

     The Company's business information services are conducted almost exclusively in the United States and Europe. The Company's operations in other markets account for less than 1% of consolidated revenues. The management of the Company considers revenues from third parties and the aggregation of operating profit (loss), equity earnings (losses) and minority interests, ("Operating Results"), on a geographic basis to be the most meaningful measure of the operating performance of each respective geographic segment and of the Company as a whole.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

SEGMENTED RESULTS:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                 2002           2001
                                                                 ----           ----
Revenues:
  U.S. Services                                               $ 100,036       $ 103,261
   International Services                                        33,083          33,047
                                                              ---------       ---------
      Total                                                   $ 133,119       $ 136,308
                                                              =========       =========

Operating Results:
  U.S. Services                                               $   6,242       $   6,167
   International Services:
     Operating loss                                              (2,823)         (2,084)
     Equity in earnings (losses) of affiliated companies            (78)            153
     Minority interest benefit                                      299             792
                                                              ---------       ---------
        Subtotal--International Services                         (2,602)         (1,139)
  Corporate and other expenses including equity
        In loss of affiliated companies                          (1,484)         (3,567)
  Restructuring and other items (a)                              (5,292)         (4,097)
                                                              ---------       ---------

       Operating Results                                         (3,136)         (2,636)

  Interest expense and other, net                                  (419)         (1,407)
                                                              ---------       ---------
  Loss before income taxes                                    $  (3,555)      $  (4,043)
                                                              =========       =========



(a) $4.2 million and $1.1 million of restructuring and other items relate to U.S. Services and International Services, respectively, for the first quarter of 2002. $2.1 million and $2.0 million of restructuring and other items relate to U.S. Services and International Services, respectively, for the first quarter of 2001.

NOTE 9 - RESTRUCTURING AND OTHER ITEMS

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta. The objective of Project Delta was to improve productivity and operating efficiencies to reduce the Company's ongoing cost structure in its U.S. operations. The work outlined as part of Project Delta was completed during the third quarter of 2001. A restructuring accrual was established in 1999 to reflect certain of the outstanding obligations related to 1999 restructuring charges. Certain restructuring costs were not eligible for accrual in 1999 and were recorded during 2000 and 2001.

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

     Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review includes initial assessments of database design, transition planning and cost and savings estimates. This review will be completed in the second quarter of 2002.


     The following tables reflect restructuring and other items incurred and cash payments made during the first quarters of 2002 and 2001 (in thousands):


                                                                             2002  ACTIVITY
                                            LIABILITY          --------------------------------------------
                                          (RECEIVABLE) AT                                      LIABILITY AT
                                         DECEMBER 31, 2001     PROVISION          CASH           NON-CASH          MARCH 31, 2002
                                         -----------------     ---------          ----           --------          --------------
RESTRUCTURING CHARGES
  Project Delta

    Termination benefits                     $   634           $  (240)          $  (254)          $--                $   140

    Discontinued activities                      265              --                  (4)           --                    261

  Transition of German production
    to U.S. facility                             592             1,131            (1,723)           --                   --

  Information technology assessment            1,413             4,401            (4,149)           --                  1,665

OTHER ITEMS                                   (1,036)             --               1,036            --                   --
                                             -------           -------           -------           ---                -------
                                             $ 1,868           $ 5,292           $(5,094)          $--                $ 2,066
                                             =======           =======           =======           ===                =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


                                                                                  2001 ACTIVITY
                                                                  ---------------------------------------------
                                                LIABILITY AT                                                          LIABILITY AT
                                              DECEMBER 31, 2000   PROVISION            CASH            NON-CASH      MARCH 31, 2001
                                              -----------------   ---------            ----            --------      --------------
RESTRUCTURING CHARGES
  Project Delta

      Termination benefits                        $ 2,029          $    21           $(1,157)          $  --             $   893

      Disposition of excess office space             --                 17               (17)             --                --

      Discontinued activities                         541            1,021               (39)           (1,021)              502

      Other costs                                    --              1,176            (1,176)             --                --

  Transition of German production to
      U.S. facility                                  --              1,862            (1,513)             --                 349

                                                  -------          -------           -------           -------           -------
                                                  $ 2,570          $ 4,097           $(3,902)          $(1,021)          $ 1,744
                                                  =======          =======           =======           =======           =======


     Termination Benefits: As of March 31, 2002, 397 employees had been terminated under various Project Delta initiatives. The accrual balance remaining as of March 31, 2002 represents the unpaid severance costs associated with employees previously terminated.

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

     Other Restructuring Costs: Other restructuring costs in the first quarter of 2001 relate primarily to consulting fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

     Transition of German Production to U.S. Facility: During the first quarter of 2002 and 2001, charges of approximately $1.1 million and $1.9 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consist primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     Information Technology Assessment: 2002 costs relate primarily to consulting fees paid to a third party in connection with the rearchitecture project.

NOTE 10 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill, the excess of the carrying value over the net book value of investments accounted for using the equity method and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

     Proforma results for the first quarter of 2001 are summarized below (in thousands, except per share data):


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             ----------------------------
                                                                2002               2001
                                                                ----               ----
Reported net loss                                            $  (2,291)          $(2,475)
Add:
  Goodwill amortization                                           --                 138
  Amortization of Mosaic InfoForce, L.P. investment               --                  79
                                                             ---------           -------
  Adjusted net loss                                          $  (2,291)          $(2,258)
                                                             =========           =======

Basic and diluted earnings per share:
  Reported net loss                                          $    (.08)          $  (.09)
  Goodwill amortization and amortization of Mosaic
  InfoForce, L.P. investment                                      --                 .01
                                                             ---------           -------
  Adjusted net loss                                          $    (.08)          $  (.08)
                                                             =========           =======


     The Company will perform the first of the required impairment tests of goodwill during the second quarter of 2002, and has not yet determined what effect, if any, these tests will have on the earnings and financial position of the Company.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with IRI's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

RESULTS OF OPERATIONS

     Operations: The Company's consolidated net loss was $2.3 million or $.08 per diluted share for the first quarter of 2002 compared to a consolidated net loss of $2.5 million or $.09 per diluted share for the corresponding 2001 quarter. Excluding restructuring and other items, the Company recorded consolidated net income of $1.0 million or $.03 per diluted share in the first quarter of 2002 compared to net income of $0.4 million for the corresponding 2001 quarter.

     Consolidated revenues for the first quarter of 2002 were $133.1 million, a decrease of 2% over the corresponding quarter in 2001. U.S. revenues were $100.0 million, a decrease of 3% compared to the prior year due to the overall economic environment coupled with the lag effect of 2001 client losses that have not yet been offset by 2001 client wins. International revenues of $33.1 million were essentially unchanged from the prior year. Excluding foreign exchange effects, international revenues increased 4% over the prior year reflecting revenue growth in many of the Company's European markets.

     Consolidated costs of information services sold decreased 1% to $120.6 million for the three months ended March 31, 2002 compared to $122.3 million for the first quarter of 2001. This decrease is primarily the result of lower expenses in the areas of compensation and benefits due to lower U.S. headcount, travel, office expenditures and technical consultants.

     Consolidated selling, general and administrative expenses decreased 19% to $10.8 million for the three months ended March 31, 2002 compared to $13.3 million for the first quarter of 2001. The decrease relates primarily to lower trade show expenses due to event timing and lower training and recruiting costs.

     Earnings before interest and taxes, excluding restructuring and other items of $5.3 million, was $2.2 million for the first quarter of 2002 compared to $1.5 million in the prior year. This improvement is the result of lower expenses that more than offset the decline in revenues in the first quarter of 2002.

     Restructuring and other charges are discussed below. Interest and other expenses were $.4 million for the first quarter of 2002 compared to $1.4 million in the prior year due to lower bank borrowings and decreased foreign exchange losses in the first quarter of 2002.

     The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the first quarter of 2002. Proforma results for the first quarter of 2001, had the provisions of Statement No. 142 been applied, would have been a net loss of $2.3

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

million or $0.8 per diluted share compared to a reported net loss of $2.5 million or $.09 per diluted share. The Company will perform the first of the required impairment tests of goodwill during the second quarter of 2002, and has not yet determined what effect, if any, these tests will have on the earnings and financial position of the Company.

     On May 1, 2001, Wal-Mart announced its decision, effective as of the beginning of August 2001, to discontinue providing point-of-sale and related data for its U.S. business to all third party data providers, including the Company and ACNielsen. The Company has developed an alternative data solution for its customers that replaces Wal-Mart sample-based point-of-sale scanner data with the Company's consumer panel data. The Company began introducing its solution, InfoScan Advantage, to clients in October 2001.

     While management believes InfoScan Advantage is the best available substitute in the marketplace for Wal-Mart scanner point-of-sale data, it does not provide the granularity of Wal-Mart point-of-sale data. IRI is continuing to review and develop enhancements to this service that are targeted to improving data accuracy and maximizing the value of the data. Although the Company's InfoScan Advantage panel solution is still relatively new to the marketplace, management believes that it is a reasonable substitute for the Wal-Mart scanner data, particularly for the larger product categories on which IRI reports. However, many of the Company's clients are continuing to evaluate IRI's InfoScan Advantage solution. If, based on the level of acceptance, the marketplace does not view the Company's solution as a reasonable substitute for Wal-Mart scanner data, the Company's revenues and results of operations could be materially impacted.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $6.0 million consolidated cash balance and $14.3 million available under the Company's bank revolving credit facility as of April 30, 2002. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

FINANCINGS

     During April 2002, the Company reduced its amended bank revolving credit facility to $35 million. All other terms and conditions of the credit facility remain unchanged. Under the credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable. The facility is secured by the Company's assets.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

     The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. Approximately $1.0 million is currently available for such distributions under the most restrictive of these covenants. As of March 31, 2002, the Company was in compliance with all covenants.

     Cash Flow: Consolidated net cash provided by operating activities was $31.2 million for the three months ended March 31, 2002 compared to $37.0 million for the same period in 2001. This decrease was primarily attributable to changes in accounts receivable and accounts payable resulting from the timing of billings and payments. Consolidated cash flow used in net investing activities was $38.1 million in the first quarter of 2002 compared to $39.9 million for the same period in 2001. Investing activity in the first quarter of 2002 reflects higher expenditures for data procurement primarily for causal data, and lower capital expenditures. Net cash used before financing activities was $6.9 million for the three months ended March 31, 2002 compared to $2.8 for the same period in 2001. Consolidated cash flow used by net financing activities was $.5 million for the three months ended March 31, 2002 compared to a provision of $0.9 million for the same period in 2001. The Company borrowed an additional $.25 million under its revolving line of credit in the first quarter of 2002 compared to $1.5 million in the prior year.

     Other Deferred Costs and Capital Expenditures: Consolidated deferred data procurement expenditures were $34.7 million for the three months ended March 31, 2002 and $32.2 million for the same period in 2001. These expenditures are amortized over a period of 28 months, which is the average number of months of back-data provided to clients, and include payments to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. Such expenditures were $21.0 million and $19.2 million for the three month periods ended March 31, 2002 and 2001, respectively, for the Company's U.S. services business and $13.7 million and $13.0 million, respectively, for the Company's International services business.

     Consolidated capital expenditures were $2.7 million and $6.5 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures for the Company's U.S. services business were $1.8 million and $5.0 million, while depreciation expense was $5.6 million and $6.2 million for the three months ended March 31, 2002 and 2001, respectively. The decline in capital expenditures is primarily due to the timing of projects. The Company's International services capital expenditures were $0.9 million and $1.5 million while depreciation expense was $1.1 million for each of the three month periods ended March 31, 2002 and 2001.

     Consolidated capitalized software development costs, primarily in the U.S., were $0.7 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively.

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

     Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta. The objective of Project Delta was to improve productivity and operating efficiencies to reduce the Company's ongoing cost structure in its U.S. operations. The work outlined as part of Project Delta was completed during the third quarter of 2001. A restructuring accrual was established in 1999 to reflect certain of the outstanding obligations related to 1999 restructuring charges. Certain restructuring costs were not eligible for accrual in 1999 and were recorded during 2000 and 2001.

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

     Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review includes initial assessments of database design, transition planning and cost and savings estimates. This review will be completed in the second quarter of 2002.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


     The following tables reflect restructuring and other items incurred and cash payments made during the first quarters of 2002 and 2001 (in thousands):


                                                                                2002 ACTIVITY
                                                                -------------------------------------------
                                             LIABILITY
                                           (RECEIVABLE) AT                                                          LIABILITY AT
                                          DECEMBER 31, 2001     PROVISION            CASH          NON-CASH        MARCH 31, 2002
                                          -----------------     ---------            ----          --------        --------------
RESTRUCTURING CHARGES
  Project Delta

      Termination benefits                     $   634           $  (240)          $  (254)          $  --            $   140

      Discontinued activities                      265              --                  (4)             --                261

     Transition of German production
        to U.S. facility                           592             1,131            (1,723)             --               --

    Information technology assessment            1,413             4,401            (4,149)             --              1,665

OTHER ITEMS                                     (1,036)             --               1,036              --               --
                                               -------           -------           -------           -------          -------
                                               $ 1,868           $ 5,292           $(5,094)             --            $ 2,066
                                               =======           =======           =======           =======          =======



                                                                                     2001 ACTIVITY
                                                                        ----------------------------------------
                                                      LIABILITY AT                                                     LIABILITY AT
                                                    DECEMBER 31, 2000   PROVISION         CASH          NON-CASH      MARCH 31, 2001
                                                    -----------------   ---------         ----          --------      --------------
RESTRUCTURING CHARGES
  Project Delta

      Termination benefits                                $ 2,029        $    21         $(1,157)        $  --          $   893

      Disposition of excess office space                     --               17             (17)           --             --

      Discontinued activities                                 541          1,021             (39)         (1,021)           502

      Other costs                                            --            1,176          (1,176)           --             --

  Transition of German production to U.S. facility           --            1,862          (1,513)           --              349
                                                          -------        -------         -------         -------        -------
                                                          $ 2,570        $ 4,097         $(3,902)        $(1,021)       $ 1,744
                                                          =======        =======         =======         =======        =======


     Termination Benefits: As of March 31, 2002, 397 employees had been terminated under various Project Delta initiatives. The accrual balance remaining as of March 31, 2002 represents the unpaid severance costs associated with employees previously terminated.

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

     Other Restructuring Costs: Other restructuring costs in the first quarter of 2001 relate primarily to consulting fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

     Transition of German Production to U.S. Facility: During the first quarter of 2002 and 2001, charges of approximately $1.1 million and $1.9 million, respectively were recorded related to the transition of German production to the U.S. facility. These costs consist primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

     Information Technology Assessment: 2002 costs relate primarily to consulting fees paid to a third party in connection with the rearchitecture project.

     Future Restructuring Charges: The Company expects to incur additional costs in the second quarter of 2002 of approximately $2.0 million to $2.5 million relating to the review of the Company's information technology operations. Restructuring charges for the information technology assessment will end during the second quarter of 2002.



FORWARD LOOKING INFORMATION

     Certain matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year 2001.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        None



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




                                          INFORMATION RESOURCES, INC.
                                          ---------------------------
                                          (Registrant)





                                          /s/  ANDREW G. BALBIRER
                                          ------------------------
                                          Andrew G. Balbirer
                                          Executive Vice President
                                           and Chief Financial Officer
                                          (Authorized officer of Registrant and
                                          Principal Financial Officer)



                                          /s/   MARY K. SINCLAIR
                                          ------------------------
                                          Mary K. Sinclair
                                          Controller
May 14, 2002                              (Principal Accounting Officer)