Form 10-Q
period 2002-06-30
INFORMATION RESOURCES INC
filed 2002-08-14
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
  -----   Exchange Act of 1934.

          For the quarterly period ended June 30, 2002

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

   The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 31, 2002 was 29,556,056.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE
                                                                       NUMBER
                                                                       ------

    PART I.      FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets                                 3

    Condensed Consolidated Statements of Operations                       4

    Condensed Consolidated Statements of Cash Flows                       5

    Notes to Condensed Consolidated Financial Statements                  6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    15



    PART II.     OTHER INFORMATION

    Item 4 - Submission of Matters to a                                  23
        Vote of Security Holders

    Item 6 - Exhibits and Reports on Form 8-K                            23

    Signatures                                                           25

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                                     JUNE 30, 2002       DECEMBER 31, 2001
------                                                                     -------------       -----------------
                                                                            (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                              $   8,906              $  13,708
     Accounts receivable, net                                                  84,693                 74,669
     Prepaid expenses and other                                                 9,776                 11,283
                                                                            ---------              ---------
          Total Current Assets                                                103,375                 99,660
                                                                            ---------              ---------

Property and equipment, at cost                                               224,063                214,392
Accumulated depreciation                                                     (158,151)              (144,461)
                                                                            ---------              ---------
      Net property and equipment                                               65,912                 69,931

Investments                                                                    13,317                 14,573
Deferred income taxes                                                           7,243                  7,465
Other assets                                                                  164,134                161,794
                                                                            ---------              ---------

                                                                            $ 353,981              $ 353,423
                                                                            =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of capitalized leases                               $   2,803              $   3,549
     Accounts payable                                                          55,232                 59,708
     Accrued compensation and benefits                                         12,792                 20,368
     Accrued property, payroll and other taxes                                  5,767                  1,949
     Accrued expenses                                                           5,087                  5,851
     Accrued restructuring costs                                                1,982                  2,904
     Deferred revenue                                                          30,570                 32,464
                                                                            ---------              ---------
          Total Current Liabilities                                           114,233                126,793
                                                                            ---------              ---------

Long-term debt                                                                 20,003                  2,234
Other liabilities                                                              12,406                 13,565

STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000 shares,
          $.01 par value; none issued                                            --                     --
     Common stock - authorized 60,000,000 shares,
          $.01 par value, 29,753,605 and
          29,397,373 shares issued and
          outstanding, respectively                                               301                    297
     Additional paid-in capital                                               202,757                200,826
     Retained earnings                                                         10,881                 19,945
     Accumulated other comprehensive loss                                      (6,600)               (10,237)
                                                                            ---------              ---------

          Total Stockholders' Equity                                          207,339                210,831
                                                                            ---------              ---------
                                                                            $ 353,981              $ 353,423
                                                                            =========              =========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                -------------------------       -------------------------
                                                                         JUNE 30,                       JUNE 30,
                                                                         --------                       --------
                                                                   2002           2001            2002            2001
                                                                   ----           ----            ----            ----
Information services revenues                                   $ 139,832       $ 140,906       $ 272,951       $ 277,214
Costs and expenses:
   Information services sold                                     (125,580)       (123,811)       (246,131)       (246,071)
   Selling, general and administrative expenses                   (12,255)        (14,014)        (23,007)        (27,337)
   Restructuring and other charges                                 (1,860)         (4,102)         (7,152)         (8,199)
                                                                ---------       ---------       ---------       ---------
                                                                 (139,695)       (141,927)       (276,290)       (281,607)
                                                                ---------       ---------       ---------       ---------

Operating income (loss)                                               137          (1,021)         (3,339)         (4,393)
Interest expense                                                     (283)           (554)           (343)         (1,345)
Other, net                                                            502            (436)            143          (1,052)
Equity in earnings (losses) of affiliated companies                   225            (120)            266            (176)
Minority interest benefit                                              96             585             395           1,377
                                                                ---------       ---------       ---------       ---------

Income (loss) before income taxes                                     677          (1,546)         (2,878)         (5,589)

Income tax (expense) benefit                                         (384)            306             880           1,874
                                                                ---------       ---------       ---------       ---------
Income (loss) before cumulative
   effect of accounting change                                        293          (1,240)         (1,998)         (3,715)

Cumulative effect of accounting change-
   impairment of goodwill                                            --              --            (7,065)           --
                                                                ---------       ---------       ---------       ---------

Net income (loss)                                               $     293       $  (1,240)      $  (9,063)      $  (3,715)
                                                                =========       =========       =========       =========

Net income (loss) per common share before cumulative
   effect of accounting change - basic                          $     .01       $    (.04)      $    (.07)      $    (.13)
                                                                =========       =========       =========       =========
Net income (loss) per common share - basic                      $     .01       $    (.04)      $    (.31)      $    (.13)
                                                                =========       =========       =========       =========
Net income (loss) per common and common equivalent share
   before cumulative effect of accounting change - diluted      $     .01       $    (.04)      $    (.07)      $    (.13)
                                                                =========       =========       =========       =========
Net income (loss) per common and
    common equivalent share - diluted                           $     .01       $    (.04)      $    (.31)      $    (.13)
                                                                =========       =========       =========       =========

Weighted average common shares - basic                             29,526          29,068          29,511          29,069
                                                                =========       =========       =========       =========
Weighted average common and
    common equivalent shares - diluted                             30,909          29,068          29,511          29,069
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                                ----------------
                                                                                    JUNE 30,
                                                                                    --------
                                                                              2002           2001
                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (9,063)      $ (3,715)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of deferred data procurement costs                          64,391         61,730
     Depreciation                                                             13,704         14,554
     Amortization of capitalized software costs and intangibles                1,665          2,979
     Restructuring and other charges, net of cash payments                      (178)           715
     Deferred income tax benefit                                                (880)        (1,874)
     Equity in earnings of affiliated companies and minority interests          (660)        (1,201)
     Impairment of goodwill                                                    7,065           --
     Other                                                                        82             60
     Change in assets and liabilities:
       Accounts receivable                                                   (10,135)         2,986
       Other current assets                                                    1,506          1,571
       Accounts payable and accrued liabilities                               (9,167)        (6,038)
       Deferred revenue                                                       (1,894)         7,019
       Other, net                                                               (916)         6,966
                                                                            --------       --------
             Net cash provided by operating activities                        55,520         85,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                              (69,004)       (65,579)
Purchase of property, equipment and software                                  (7,427)       (12,029)
Capitalized software costs                                                    (1,016)        (1,233)
Investment in joint ventures                                                    --           (1,834)
Other, net                                                                        18            251
                                                                            --------       --------
             Net cash used in investing activities                           (77,429)       (80,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)                                              17,000         (5,250)
Purchases of Common Stock                                                       --             (110)
Proceeds from issuance of stock and exercise of stock options                  1,763            643
Net repayments of capitalized leases                                          (1,986)        (1,049)
                                                                            --------       --------
             Net cash provided (used) by financing activities                 16,777         (5,766)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          330           (745)
                                                                            --------       --------

             Net decrease in cash and cash equivalents                        (4,802)        (1,183)

  Cash and cash equivalents at beginning of period                            13,708         11,914
                                                                            --------       --------

  Cash and cash equivalents at end of period                                $  8,906       $ 10,731
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

     Earnings (loss) per Common and Common Equivalent Share: Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings (loss) per common and common equivalent share-diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. For the first half of 2002 and 2001, all stock options, aggregating 9,065,710 shares and 9,510,974 shares respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive. For the second quarter of 2002, stock options aggregating 2,745,850 shares were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes during the period was as follows (in thousands):

                                             SIX MONTHS ENDED
                                             ----------------
                                                 JUNE 30,
                                                 -------
                                          2002             2001
                                          ----             ----
Interest                                  $ 269           $1,389
Income taxes                                314              332

     Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. During the second quarter of 2002, the Company acquired computer equipment for $2.0 million in exchange for capital lease obligations.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable were as follows (in thousands):

                                          JUNE 30, 2002    DECEMBER 31, 2001
                                          -------------    -----------------

Billed                                      $ 70,151           $ 66,065
Unbilled                                      18,738             12,555
                                            --------           --------
                                              88,889             78,620
Reserve for accounts receivable               (4,196)            (3,951)
                                            --------           --------
                                            $ 84,693           $ 74,669
                                            ========           ========


NOTE 4 - INVESTMENTS AND OTHER ASSETS

     Investments were as follows (in thousands):

                                                          JUNE 30, 2002    DECEMBER 31, 2001
                                                          -------------    -----------------
Mosaic InfoForce, L.P., at cost plus equity in
     undistributed earnings                                 $ 4,737             $ 5,273

Datos Information Resources, at cost plus equity in
     undistributed earnings                                   4,263               4,341

GfK Panel Services Benelux B.V., at cost                      1,315               1,315

Middle East Market Research Bureau ("MEMRB"),
     at cost                                                  2,774               2,781

Other                                                           228                 863
                                                            -------             -------
                                                            $13,317             $14,573
                                                            =======             =======


     In the second quarter of 2002, the Company wrote off its U.K. subsidiary's 40% investment in the Radar Retail Research ("Radar") joint venture. In June 2002, the Company and its partner in Radar, Taylor Nelson Sofres, decided to cease Radar's operations. Accordingly, the second quarter 2002 operating expenses include a charge of $966,000 relating to the write off of the investment and the accrual of the Company's share of Radar's closing costs.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


     Other assets were as follows (in thousands):

                                                       JUNE 30, 2002    DECEMBER 31, 2001
                                                       -------------    -----------------
Deferred data procurement costs -
     net of accumulated amortization of
     of $140,377 in 2002 and $138,046 in 2001            $153,966          $144,500

Intangible assets, including goodwill -
     net of accumulated amortization of
     $5,566 in 2002 and $13,584 in 2001                       451             7,811

Capitalized software costs - net of
     accumulated amortization of $4,910
     in 2002 and $4,665 in 2001                             4,073             4,412

Other                                                       5,644             5,071
                                                         --------          --------

                                                         $164,134          $161,794
                                                         ========          ========


     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill, the excess of the carrying value over the net book value of investments accounted for using the equity method and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

     During the second quarter of 2002, the Company performed a goodwill impairment test as required by Statement No. 142 to determine the implied fair value of the goodwill recorded on its books as of January 1, 2002. As the goodwill related entirely to previous international transactions, the fair value was estimated by discounting the estimated future cash flows of the international reporting unit. Based on this analysis, the Company recognized a goodwill impairment charge of $7.1 million. In accordance with Statement No. 142, the charge has been reflected as a change in accounting principle in the Statement of Operations. As required by Statement of Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements," the first quarter 2002 financial statements have been restated to reflect the goodwill impairment charge.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     Proforma results for the second quarter and the first six months of 2001 are summarized below, assuming the provisions of Statement 142 had been adopted effective January 1, 2001 and assuming no goodwill impairment was required in 2001 or 2002 (in thousands, except per share data):

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      ------------------           ----------------
                                                           JUNE 30,                    JUNE 30,
                                                           -------                     -------
                                                      2002         2001           2002          2001
                                                      ----         ----           ----          ----
    Reported net income (loss)                      $   293      $(1,240)      $  (9,063)      $(3,715)
    Add:
      Goodwill amortization                            --            140            --             278
      Amortization of Mosaic
          InfoForce, L.P. investment                   --             79            --             158
      Cumulative effect of accounting change -
          impairment of goodwill                       --           --             7,065          --
                                                    -------      -------       ---------       -------
      Adjusted net income (loss)                    $   293      $(1,021)      $  (1,998)      $(3,279)
                                                    =======      =======       =========       =======

    Basic and diluted earnings per share:
      Reported net income (loss)                    $   .01      $  (.04)      $    (.31)      $  (.13)
      Goodwill amortization and amortization
          of Mosaic InfoForce, L.P. investment         --            .01            --             .02
      Cumulative effect of accounting change -
          impairment of goodwill                       --           --               .24          --
                                                    -------      -------       ---------       -------
      Adjusted net income (loss)                    $   .01      $  (.03)      $    (.07)      $  (.11)
                                                    =======      =======       =========       =======


NOTE 5 - LONG TERM DEBT

          Long-term debt was as follows (in thousands):

                                               JUNE 30, 2002   DECEMBER 31, 2001
                                               -------------   -----------------

Bank borrowings                                  $ 17,000           $   --
Capitalized leases and other                        5,805              5,783
                                                 --------           --------
                                                   22,805              5,783
Less current maturities                            (2,802)            (3,549)
                                                 --------           --------
                                                 $ 20,003           $  2,234
                                                 ========           ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     On July 12, 2002, the Company replaced its existing $35 million credit facility, which was scheduled to expire in October 2002, with a new $40 million credit facility. The new facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. The new credit facility expires in July 2005. Under the new credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable. Borrowings under the facility are secured by the Company's assets. As of July 12, 2002, the Company had $14.9 million of borrowing availability under the new revolving credit facility.

     The financial covenants in the new credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. The new bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of July 12, 2002, the Company was in compliance with all covenants.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

     The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive loss were as follows (in thousands):

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                      --------------------       ---------------------
                                             JUNE 30,                   JUNE 30,
                                             --------                   --------
                                        2002         2001          2002          2001
                                        ----         ----          ----          ----
    Net income (loss)                 $   293      $(1,240)      $(9,063)      $(3,715)
    Foreign currency translation
       adjustment                       4,569         (753)        3,636        (2,527)
                                      -------      -------       -------       -------

    Comprehensive income (loss)       $ 4,862      $(1,993)      $(5,427)      $(6,242)
                                      =======      =======       =======       =======


NOTE 7 - STOCK REPURCHASE

     In June 2002, the Company sold 51,005 shares of newly issued Common Stock for $.4 million to employees participating in the Company's 2000 Employee Stock Purchase Plan ("ESPP"). The Company purchased 210,000 shares of common stock aggregating $1.2 million on July 11, 2002 in connection with the stock repurchase program announced in August 2000 that was established principally to acquire shares to fund the ESPP.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION

     The Company's business information services are conducted almost exclusively in the United States and Europe. The Company's operations in other markets account for less than 1% of consolidated revenues. The Company considers revenues and the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("Operating Results") on a geographic basis to be the most meaningful measure of the operating performance of each respective geographic segment and of the Company as a whole.

     The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   ------------------             ----------------
                                                        JUNE 30,                       JUNE 30,
                                                        --------                       --------
                                                 2002            2001            2002            2001
                                                 ----            ----            ----            ----
Revenues:

  U.S. Services                               $ 104,771       $ 107,005       $ 204,807       $ 210,266
   International Services                        35,061          33,901          68,144          66,948
                                              ---------       ---------       ---------       ---------

      Total Revenue                           $ 139,832       $ 140,906       $ 272,951       $ 277,214
                                              =========       =========       =========       =========

Operating Results:
  U.S. Services                               $   6,299       $   6,981       $  12,541       $  13,148
   International Services:
     Operating loss                              (3,133)           (505)         (5,956)         (2,588)
     Equity in earnings (losses) of
     affiliated companies                          --               (27)            (78)            125
     Minority interest benefit                       96             585             395           1,377
                                              ---------       ---------       ---------       ---------
        Subtotal--International Services         (3,037)             53          (5,639)         (1,086)
  Corporate and other expenses including
        equity in affiliated companies             (944)         (3,488)         (2,428)         (7,055)
  Restructuring and other items (a)              (1,860)         (4,102)         (7,152)         (8,199)
                                              ---------       ---------       ---------       ---------

       Operating Results                            458            (556)         (2,678)         (3,192)

  Interest expense and other, net                   219            (990)           (200)         (2,397)
                                              ---------       ---------       ---------       ---------

  Income (loss) before income taxes           $     677       $  (1,546)      $  (2,878)      $  (5,589)
                                              =========       =========       =========       =========


     (a) Restructuring and other charges for U.S. Services and International Services were $1.9 million and $0 million, respectively, for the three months ended June 30, 2002 and $1.9 million and $2.2 million, respectively, for the three months ended June 30, 2001. Restructuring and other charges for U.S. Services and International Services were $6.0 million and $1.1 million, respectively, for the six months ended June 30, 2002 and $4.0 million and $4.2 million, respectively, for the six months ended June 30, 2001.

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


     Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002.


     Other Items: During the fourth quarter of 2001, the Company settled a dispute with Manugistics Inc. Manugistics agreed to pay IRI a total of $8.625 million, resulting in a gain of $2.0 million which was reflected as other income in Restructuring and Other Items. The Company received the settlement proceeds during the first quarter of 2002.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


     The following tables reflect restructuring and other items incurred and cash payments made during the first half of 2002 and 2001 (in thousands):


                                             LIABILITY                2002 ACTIVITY
                                          (RECEIVABLE) AT   ----------------------------------      LIABILITY AT
                                         DECEMBER 31, 2001  PROVISION      CASH       NON-CASH      JUNE 30, 2002
                                         -----------------  ---------    --------     --------      -------------
   RESTRUCTURING CHARGES
     Project Delta

         Termination benefits                 $   634       $  (240)      $  (362)      $  --         $    32

         Discontinued activities                  265          --             (12)         --             253

     Transition of German production
           to U.S. facility                       592         1,131        (1,723)         --            --

     Information technology
         assessment                             1,413         6,261        (5,977)         --           1,697

   OTHER ITEMS                                 (1,036)         --           1,036          --            --
                                              -------       -------       -------       -------       -------

                                              $ 1,868       $ 7,152       $(7,038)      $  --         $ 1,982
                                              =======       =======       =======       =======       =======

                                                                       2001 ACTIVITY
                                           LIABILITY AT     ----------------------------------      LIABILITY AT
                                         DECEMBER 31, 2000  PROVISION      CASH       NON-CASH      JUNE 30, 2001
                                         -----------------  ---------    --------     --------      -------------
RESTRUCTURING CHARGES
  Project Delta

      Termination benefits                    $ 2,029       $    21       $(1,692)      $  --         $   358

      Disposition of excess office space         --              17           (17)         --            --

      Discontinued activities                     541         2,042          (113)       (2,042)          428

      Other costs                                --           2,116        (2,116)         --            --

  Transition of German production to
       U.S. facility                             --           4,003        (3,546)         --             457
                                              -------       -------       -------       -------       -------
                                              $ 2,570       $ 8,199       $(7,484)      $(2,042)      $ 1,243
                                              =======       =======       =======       =======       =======


     Termination Benefits: As of the end of 2001, 397 employees had been terminated under various Project Delta initiatives. The accrual balance remaining as of June 30, 2002 represents the unpaid severance costs associated with employees previously terminated.

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

     Other Restructuring Costs: Other restructuring costs in the first half of 2001 relate primarily to consulting fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

     Transition of German Production to U.S. Facility: During the first half of 2002 and 2001, charges of approximately $1.1 million and $4.0 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consist primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

     Information Technology Assessment: 2002 costs relate primarily to consulting fees paid to a third party in connection with the technology project.

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

RESULTS OF OPERATIONS

     The Company's consolidated net income was $0.3 million or $.01 per diluted share for the second quarter of 2002 compared to a consolidated net loss of $1.2 million or $.04 per diluted share for the corresponding 2001 quarter. The Company's consolidated net loss was $9.1 million or $.31 per diluted share for the six months ended June 30, 2002 compared to a consolidated net loss of $3.7 million or $.13 per diluted share for the corresponding 2001 period. Excluding restructuring and other charges, and the cumulative effect of an accounting change for goodwill, net income for the quarter and year to date 2002 was $1.4 million or $.05 per diluted share and $2.4 million or $.08 per diluted share, respectively, compared to $1.5 million or $.05 per diluted share and $1.5 million or $.05 per diluted share, respectively, for the corresponding 2001 periods.

Second Quarter Versus Prior Year

     Consolidated revenues for the quarter ended June 30, 2002 were $139.8 million, a decline of 1% over the corresponding quarter in 2001. U.S revenues were $104.8 million, a decrease of 2% compared to the prior year due to a 5% decline in retail tracking revenue that was partially offset by an increase in revenue from panel and analytics products and services. International revenues increased 3% to $35.1 million. Excluding foreign exchange effects, international revenues decreased 1% over the prior year driven primarily by a decline in revenue from the Company's German operation.

     Consolidated costs of information services sold increased 1% to $125.6 million for the three months ended June 30, 2002 compared to $123.8 million for the second quarter of 2001. During the second quarter of 2002, the Company incurred an expense of $966,000 relating to the write off and closing of its U.K. subsidiary's 40% investment in Radar Retail Research ("Radar"). The costs also increased due to higher compensation resulting primarily from annual salary increases, and higher field operation costs relating to projects generating revenue. These increases were offset by savings in a number of areas including information technology.

     Consolidated selling, general and administrative expenses decreased 13% to $12.3 million for the three months ended June 30, 2002 compared to $14.0 million for the second quarter of 2001. This decline is attributable to lower recruiting and relocation expenses, lower incentive accruals, and reduced marketing costs.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

     Earnings before interest and taxes, excluding restructuring and other charges of $1.9 million, was $2.3 million for the second quarter of 2002 compared to $3.5 million in the prior year, before restructuring and other charges of $4.1 million. This decline is the result of lower revenues and contribution in the U.S. and increased international losses due to the Radar write off and higher losses from the Company's German operation. These declines were partially offset by lower corporate expenses.

     Restructuring and other charges are discussed below. Interest and other was $0.2 million in income for the second quarter of 2002, a decrease of $1.2 million over the prior year. The decline was due to lower interest charges and foreign exchange gains resulting from the strengthening of European currencies against the dollar during the second quarter of 2002.

     The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the first quarter of 2002. Proforma results for the second quarter of 2001, had the provisions of Statement No. 142 been applied, would have been a net loss of $1.0 million or $.03 per diluted share compared to a reported net loss of $1.2 million or $.04 per diluted share.

First Half Versus Prior Year

     Consolidated revenues were $273.0 million for the six months ended June 30, 2002, a decrease of 2% over the corresponding period of 2001. U.S. revenues decreased 3% to $204.8 million for the first half of 2002 compared to the prior year due to a 5% decline in retail tracking revenue that was partially offset by an increase in revenue from panel and analytics products and services. International revenues increased 2% to $68.1 million. The impact of currency was negligible on prior year revenue comparisons.

     Consolidated costs of information services sold of $246.1 million for the six months ended June 30, 2002 were unchanged from $246.1 million for the first half of 2001. Increases due to higher compensation resulting primarily from annual salary increases, the write off of Radar and higher field operation costs relating to projects generating revenue were offset by reduced costs in a number of areas including information technology.

     Consolidated selling, general and administrative expenses decreased 16% to $23.0 million for the six months ended June 30, 2002 compared to $27.3 million for the first half of 2001. The decrease is the result of lower recruiting and relocation costs, reduced incentive accruals and lower marketing costs.

     For the first half of 2002, the Company's earnings before interest and taxes, excluding restructuring and other charges of $7.2 million and the cumulative effect of an accounting change for goodwill of $7.1 million, was $4.5 million compared to $5.0 million in the prior year before restructuring and other charges of $8.2 million. This decline was the result of lower contributions from both U.S. and international operations offset by lower corporate expenses.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

     Restructuring and other charges are discussed below. Interest and other expense was $0.2 million for the six months ended June 30, 2002, a decrease of $2.2 million over the prior year. The decline was due to reduced interest costs resulting from lower debt and foreign exchange gains resulting from the strength of the European currencies against the U.S. dollar during 2002.

     Proforma results for the first half of 2001, had the provisions of Statement No. 142 been applied, would have been a net loss of $3.3 million or $.11 per diluted share compared to a reported net loss of $3.7 million or $.13 per diluted share.

     During the second quarter of 2002, the Company performed a goodwill impairment test as required by Statement No. 142 to determine the implied fair value of the goodwill recorded on its books as of January 1, 2002. As the goodwill related entirely to previous international transactions, the fair value was estimated by discounting the estimated future cash flows of the international reporting unit. Based on this analysis, the Company recognized a goodwill impairment charge of $7.1 million. In accordance with Statement No. 142, the charge has been reflected as a change in accounting principle in the Statement of Operations. As required by Statement of Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements," the first quarter 2002 financial statements have been restated to reflect the goodwill impairment charge.

     On May 1, 2001, Wal-Mart announced its decision, effective as of the beginning of August 2001, to discontinue providing point-of-sale and related data for its U.S. business to all third party data providers, including the Company and ACNielsen. The Company has developed an alternative data solution for its customers that replaces Wal-Mart sample-based point-of-sale scanner data with the Company's consumer panel data. The Company introduced its solution, InfoScan Advantage, to clients beginning in October 2001.

     While management believes InfoScan Advantage is the best available substitute in the marketplace for Wal-Mart scanner point-of-sale data, it does not provide the granularity of Wal-Mart point-of-sale data. IRI is continuing to review and develop enhancements to this service that are targeted to improve data accuracy and maximize the value of the data. Although the Company's InfoScan Advantage panel solution is still relatively new to the marketplace, management believes that it is a reasonable substitute for the Wal-Mart scanner data, particularly for the larger product categories on which IRI reports. However, many of the Company's clients are continuing to evaluate IRI's InfoScan Advantage solution. If, based on the level of acceptance, the marketplace does not view the Company's solution as a reasonable substitute for Wal-Mart scanner data, the Company's revenues and results of operations could be materially impacted.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $8.9 million consolidated cash balance and $14.9 million available as of July 12, 2002 under the Company's new bank revolving credit facility discussed below. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

Financings

     On July 12, 2002, the Company replaced its existing $35 million credit facility, which was scheduled to expire in October 2002, with a new $40 million credit facility. The new facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. The new credit facility expires in July 2005. Under the new credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable. Borrowings under the facility are secured by the Company's assets.

     The financial covenants in the new credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. The new bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of July 12, 2002, the Company was in compliance with all covenants.

Cash Flow

     Consolidated net cash provided by operating activities was $55.5 million for the six months ended June 30, 2002 compared to $85.8 million for the same period in 2001. This decrease was primarily attributable to changes in accounts receivable and accounts payable resulting from the timing of collections and payments. Additionally, in the second quarter of 2001, the Company received a $10.9 million cash payment as an early termination fee on a client contract that was to expire in 2005. Management expects an improvement in operating cash flows in the second half of 2002.

     Consolidated cash flow used in net investing activities was $77.4 million in 2002 compared to $80.4 million for the same period in 2001. Investing activity in 2002 reflects higher expenditures for data procurement, primarily for causal data, that were offset by lower capital expenditures. Additionally, investing activity in 2001 included payments made in connection with the formation of Mosaic InfoForce, L.P.

     Net cash used before financing activities was $21.9 million for the six months ended June 30, 2002 compared to net cash provided before financing activities of $5.3 million for the same period in 2001. Consolidated cash flow provided by net financing activities was $16.8 million for the six months ended June 30, 2002 compared to cash used by net financing activities of $5.8 million for the same period in 2001. During the six months ended June 30, 2002, the Company borrowed $17 million from the bank compared to repayments of $5.3 million in the prior year.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

Other Deferred Costs and Capital Expenditures

     Consolidated deferred data procurement expenditures were $69.0 million for the six months ended June 30, 2002 and $65.6 million for the same period in 2001. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $40.9 million and $39.2 million for the periods ended June 30, 2002 and 2001, respectively, for the Company's U.S. services business and $28.1 million and $26.4 million, respectively, for the Company's International services business.

     Consolidated capital expenditures were $7.4 million and $12.0 million for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures for the Company's U.S. services business were $5.3 million and $9.6 million, while depreciation expense was $11.4 million and $12.4 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in U.S. capital expenditures is primarily due to the purchase of equipment in 2001 used in conjunction with the panel business. The Company's International services business capital expenditures were $2.1 million and $2.4 million for the six months ended June 30, 2002 and 2001, respectively, while depreciation expense was $2.3 million and $2.2 million for the six months ended June 30, 2002 and 2001, respectively.

     Consolidated capitalized software development costs, primarily in the U.S., were $1.0 million and $1.2 million for the first half of 2002 and 2001, respectively.

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


     Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002.


     Other Items: During the fourth quarter of 2001, the Company settled a dispute with Manugistics Inc. Manugistics agreed to pay IRI a total of $8.625 million, resulting in a gain of $2.0 million which was reflected as other income in Restructuring and Other Items. The Company received the settlement proceeds during the first quarter of 2002.



     The following tables reflect restructuring and other items incurred and cash payments made during the first half of 2002 and 2001 (in thousands):


                                           LIABILITY              2002 ACTIVITY
                                       (RECEIVABLE) AT  ----------------------------------     LIABILITY AT
                                      DECEMBER 31, 2001 PROVISION       CASH      NON-CASH     JUNE 30, 2002
                                      ----------------- ---------     --------    --------     -------------
RESTRUCTURING CHARGES
  Project Delta

      Termination benefits                $   634       $  (240)      $  (362)      $  --        $    32

      Discontinued activities                 265          --             (12)         --            253

  Transition of German production
        to U.S. facility                      592         1,131        (1,723)         --           --
  Information technology
     assessment                             1,413         6,261        (5,977)         --          1,697

OTHER ITEMS                                (1,036)         --           1,036          --           --
                                          -------       -------       -------       -------      -------
                                          $ 1,868       $ 7,152       $(7,038)      $  --        $ 1,982
                                          =======       =======       =======       =======      =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


                                                                        2001 ACTIVITY
                                            LIABILITY AT   -----------------------------------   LIABILITY AT
                                         DECEMBER 31, 2000 PROVISION       CASH       NON-CASH   JUNE 30, 2001
                                         ----------------- ---------     -------      --------   -------------
RESTRUCTURING CHARGES
  Project Delta

      Termination benefits                    $ 2,029      $    21       $(1,692)      $  --         $   358

      Disposition of excess office space         --             17           (17)         --            --

      Discontinued activities                     541        2,042          (113)       (2,042)          428

      Other costs                                --          2,116        (2,116)         --            --

  Transition of German production to
      U.S. facility                              --          4,003        (3,546)         --             457
                                              -------      -------       -------       -------       -------
                                              $ 2,570      $ 8,199       $(7,484)      $(2,042)      $ 1,243
                                              =======      =======       =======       =======       =======



     Termination Benefits: As of the end of 2001, 397 employees had been terminated under various Project Delta initiatives. The accrual balance remaining as of June 30, 2002 represents the unpaid severance costs associated with employees previously terminated.

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

     Other Restructuring Costs: Other restructuring costs in the first half of 2001 relate primarily to consulting fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

     Transition of German Production to U.S. Facility: During the first half of 2002 and 2001, charges of approximately $1.1 million and $4.0 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consist primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

     Information Technology Assessment: 2002 costs relate primarily to consulting fees paid to a third party in connection with the technology project.

     Future Restructuring Charges: The Company's restructuring programs were completed as of June 30, 2002 and management has no immediate plans for future restructuring projects.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting.

On May 17, 2002, Information Resources held its annual meeting of shareholders. As of that date, shareholders of the Company's common shares outstanding were entitled to 29,505,635 votes. At the meeting, the Company's shareholders voted on the election of three directors, for three year terms. The results were as follows:

                                               Votes For       Votes Withheld
                                               ---------       --------------
       Election of Directors:
         James G. Andress                     26,832,048           689,618
         Eileen A. Kamerick                   27,294,024           227,642
         Jeffrey P. Stamen                    27,111,911           409,755

Additionally, the Company's shareholders voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. The votes cast for were 26,976,862, votes against were 539,559 and abstentions were 5,245.

A more detailed description of the matters voted on by shareholders of the Company at this meeting is included in the definitive Proxy Statement dated April 17, 2002 and incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a.     Exhibits

          Exhibit No.         Description of Exhibit
          -----------         ----------------------

              10.1 Revolving Credit Agreement dated July 12, 2002 between the Company, the Lenders thereto and LaSalle Bank National Association, as agent for the Lenders.

              10.2 Security Agreement dated July 12, 2002 in favor of Lenders who are a party to the Revolving Credit Agreement dated July 12, 2002 and LaSalle Bank National Association, as agent for the Lenders.

              10.3 U.S. Subsidiary Pledge Agreement dated July 12, 2002 in favor of 10.3 LaSalle Bank National Association, as agent for the Lenders.

          Exhibit No.         Description of Exhibit
          -----------         ----------------------

              10.4 Foreign Subsidiary Pledge Agreement dated July 12, 2002 in favor of LaSalle Bank National Association, as agent for the Lenders.

              99.1            Chief Executive Officer Certification of Periodic
                              Report


              99.2            Chief Financial Officer Certification of Periodic
                              Report



   b.     Reports on Form 8-K.

          None.

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




                                          INFORMATION RESOURCES, INC.
                                          ---------------------------
                                          (Registrant)






                                          /s/Andrew G. Balbirer
                                          ---------------------
                                          Andrew G. Balbirer
                                          Executive Vice President
                                           and Chief Financial Officer
                                          (Authorized Officer of Registrant)







                                          /s/Mary K. Sinclair
                                          -------------------
                                          Mary K. Sinclair
                                          Controller
                                          (Principal Accounting Officer)



August 14, 2002