Form 10-Q
period 2002-09-30
INFORMATION RESOURCES INC
filed 2002-11-13
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

             For the quarterly period ended September 30, 2002

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








   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 31, 2002 was 29,562,978.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

    PART I.      FINANCIAL INFORMATION
    ----------------------------------

    Condensed Consolidated Balance Sheets                                   3

    Condensed Consolidated Statements of Operations                         4

    Condensed Consolidated Statements of Cash Flows                         5

    Notes to Condensed Consolidated Financial Statements                    6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      15

    Item 4 - Controls and Procedures                                       22



    PART II.     OTHER INFORMATION
    ------------------------------

    Item 6 - Exhibits and Reports on Form 8-K                              23

    Signatures                                                             24

    Certification of Chief Executive Officer                               25

    Certification of Chief Financial Officer                               26

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



ASSETS                                                                          SEPTEMBER 30, 2002  DECEMBER 31, 2001
------                                                                          ------------------  -----------------
                                                                                    (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                       $  5,359            $  13,708
     Accounts receivable, net                                                          76,036               74,669
     Prepaid expenses and other                                                        10,893               11,283
                                                                                     --------            ---------
          Total Current Assets                                                         92,288               99,660
                                                                                     --------            ---------

Property and equipment, at cost                                                       230,046              214,392
Accumulated depreciation                                                             (164,635)            (144,461)
                                                                                     --------            ---------
      Net property and equipment                                                       65,411               69,931

Investments                                                                            13,386               14,573
Deferred income taxes                                                                   6,137                7,465
Other assets                                                                          167,003              161,794
                                                                                     --------            ---------

                                                                                     $344,225            $ 353,423
                                                                                     ========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Current maturities of long-term debt                                            $  3,344            $   3,549
     Accounts payable                                                                  55,092               59,708
     Accrued compensation and benefits                                                 17,559               20,368
     Accrued property, payroll and other taxes                                          4,068                1,949
     Accrued expenses                                                                   5,483                5,851
     Accrued restructuring costs                                                          250                2,904
     Deferred revenue                                                                  33,421               32,464
                                                                                     --------            ---------
          Total Current Liabilities                                                   119,217              126,793
                                                                                     --------            ---------

Long-term debt                                                                          6,003                2,234
Other liabilities                                                                      11,675               13,565

STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000 shares,
          $.01 par value; none issued                                                      --                   --
     Common stock - authorized 60,000,000 shares,
          $.01 par value; 29,562,978 and
          29,397,373 shares issued and
          outstanding, respectively                                                       299                  297
     Additional paid-in capital                                                       201,727              200,826
     Retained earnings                                                                 11,731               19,945
     Accumulated other comprehensive loss                                              (6,427)             (10,237)
                                                                                     --------            ---------
          Total Stockholders' Equity                                                  207,330              210,831
                                                                                     --------            ---------
                                                                                     $344,225            $ 353,423
                                                                                     ========            =========





        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                    -------------           -------------

                                                                 2002         2001        2002         2001
                                                                 ----         ----        ----         ----

Information services revenues                                $ 140,561    $ 138,166    $ 413,512    $ 415,380
Costs and expenses:
   Information services sold                                  (127,190)    (123,074)    (373,321)    (369,145)
   Selling, general and administrative expenses                (11,931)     (11,807)     (34,938)     (39,144)
   Restructuring and other charges                                  --       (4,209)      (7,152)     (12,408)
                                                             ---------    ---------    ---------    ---------
                                                              (139,121)    (139,090)    (415,411)    (420,697)
                                                             ---------    ---------    ---------    ---------

Operating profit (loss)                                          1,440         (924)      (1,899)      (5,317)

Interest expense                                                  (241)        (392)        (584)      (1,737)

Other, net                                                          46           38          189       (1,014)

Equity in earnings (losses) of affiliated companies                246            5          512         (171)

Minority interest benefit                                           --          770          395        2,147
                                                             ---------    ---------    ---------    ---------

Income (loss) before income taxes                                1,491         (503)      (1,387)      (6,092)


Income tax (expense) benefit                                      (641)          15          239        1,889
                                                             ---------    ---------    ---------    ---------

Income (loss) before cumulative
   Effect of accounting change                                     850         (488)      (1,148)      (4,203)

Cumulative effect of accounting change -
   Impairment of goodwill                                           --           --       (7,065)          --
                                                             ---------    ---------    ---------    ---------


Net income (loss)                                            $     850    $    (488)   $  (8,213)   $  (4,203)
                                                             =========    =========    =========    =========

Net income (loss) per common share before cumulative
   Effect of accounting change - basic                       $     .03    $    (.02)   $    (.04)   $    (.14)
                                                             =========    =========    =========    =========


Net income (loss) per common share - basic                   $     .03    $    (.02)   $    (.28)   $    (.14)
                                                             =========    =========    =========    =========

Net income (loss) per common and common equivalent share
   Before cumulative effect of accounting change - diluted   $     .03    $    (.02)   $    (.04)   $    (.14)
                                                             =========    =========    =========    =========

Net income (loss) per common and
    Common equivalent share - diluted                        $     .03    $    (.02)   $    (.28)   $    (.14)
                                                             =========    =========    =========    =========

Weighted average common shares - basic                          29,579       29,310       29,534       29,150
                                                             =========    =========    =========    =========

Weighted average common and
    Common equivalent shares - diluted                          29,920       29,310       29,534       29,150
                                                             =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,

                                                                             2002         2001
                                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $  (8,213)   $  (4,203)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of deferred data procurement costs                        98,637       93,045
     Depreciation                                                           20,380       21,649
     Amortization of capitalized software costs and intangibles              2,352        4,487
     Restructuring and other charges, net of cash payments                  (1,922)       1,530
     Deferred income tax benefit                                              (239)      (1,889)
     Equity in earnings of affiliated companies and minority interests        (907)      (1,976)
     Impairment of goodwill                                                  7,065           --
     Other                                                                     625          558
     Change in assets and liabilities:
       Accounts receivable                                                  (2,031)       3,573
       Prepaid expenses and other                                              390        3,095
       Accounts payable and accrued liabilities                             (5,696)      (7,597)
       Deferred revenue                                                        957       11,558
       Other, net                                                           (1,303)       6,067
                                                                         ---------    ---------
             Net cash provided by operating activities                     110,095      129,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                           (105,905)     (96,200)
Purchase of property, equipment and software                               (10,972)     (14,568)
Capitalized software costs                                                  (1,435)      (1,793)
Investment in joint ventures                                                    --       (2,751)
Other, net                                                                     193          460
                                                                         ---------    ---------
             Net cash used by investing activities                        (118,119)    (114,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)                                             1,779      (16,000)
Purchases of Common Stock                                                   (1,196)        (110)
Proceeds from issuance of stock and exercise of stock options                1,840          927
Net repayments of capitalized leases                                        (3,177)      (1,747)
                                                                         ---------    ---------
             Net cash used by financing activities                            (754)     (16,930)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        429         (159)
                                                                         ---------    ---------

             Net decrease in cash and cash equivalents                      (8,349)      (2,044)

Cash and cash equivalents at beginning of period                            13,708       11,914
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $   5,359    $   9,870
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

    Earnings (loss) per common and common equivalent share: Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net earnings (loss) per common and common equivalent share diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. For the first three quarters of 2002 and 2001, all stock options aggregating 8,909,924 shares and 9,384,855 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive. For the third quarter of 2002 and 2001, stock options aggregating 6,238,930 shares and 8,909,924 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes during the period was as follows (in thousands):

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                 -------------
                                                2002        2001
                                                ----        ----

Interest                                       $ 572      $1,775
Income taxes                                     340         224


    Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. During the nine months ended September 30, 2002, the Company acquired computer and data collection equipment for $4.8 million in exchange for capital leases. During the nine months ended September 30, 2001, the Company acquired computer software licenses for $3.0 million in exchange for a financing obligation.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable were as follows (in thousands):

                                 SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                 ------------------            -----------------

Billed                                $ 59,466                     $ 66,065
Unbilled                                20,801                       12,555
                                      --------                     --------
                                        80,267                       78,620
Reserve for accounts receivable         (4,231)                      (3,951)
                                      --------                     --------
                                      $ 76,036                     $ 74,669
                                      ========                     ========


NOTE 4 - INVESTMENTS AND OTHER ASSETS

   Investments were as follows (in thousands):


                                                                SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                                                ------------------           -----------------

Mosaic InfoForce, L.P., at cost plus equity in
     undistributed earnings                                         $ 4,983                       $ 5,273

Datos Information Resources, at cost plus equity in
     undistributed earnings                                           4,088                         4,341

GfK Panel Services Benelux B.V., at cost                              1,315                         1,315

Middle East Market Research Bureau ("MEMRB"),
     at cost                                                          2,772                         2,781

Other                                                                   228                           863
                                                                    -------                       -------
                                                                    $13,386                       $14,573
                                                                    =======                       =======


    In the second quarter of 2002, the Company wrote off its U.K. subsidiary's 40% investment in the Radar Retail Research ("Radar") joint venture. In June 2002, the Company and its partner in Radar, Taylor Nelson Sofres, decided to cease Radar's operations. Accordingly, operating expenses for the nine months of 2002 include a charge of $966,000 relating to the write-off of the investment and the accrual of the Company's share of Radar's closing costs.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


     Other assets were as follows (in thousands):


                                                                         SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                         ------------------            -----------------
Deferred data procurement costs -
    net of accumulated amortization of
    $145,017 in 2002 and $138,046 in 2001                                    $157,235                       $144,500

Goodwill - net of accumulated
    amortization of $8,319 in 2001                                                 --                          7,059

Capitalized software costs - net of
    accumulated amortization of $4,219
    in 2002 and $4,665 in 2001                                                  3,961                          4,412

Other - net of accumulated amortization of
    $6,273 in 2002 and $5,520 in 2001                                           5,807                          5,823
                                                                             --------                       --------

                                                                             $167,003                       $161,794
                                                                             ========                       ========


    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill, the excess of the carrying value over the net book value of investments accounted for using the equity method and intangible assets deemed to have indefinite lives, are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

    Proforma results for the third quarter and the first nine months of 2001 are summarized below, assuming the provisions of Statement 142 had been adopted effective January 1, 2001 and assuming no goodwill impairment was required in 2001 or 2002 (in thousands, except per share data):

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                             -----------------    --------------------

                                               2002       2001        2002       2001
                                               ----       ----        ----       ----
Reported net income (loss)                   $   850   $  (488)   $  (8,213)   $(4,203)
Add:
  Goodwill amortization                           --       139           --        417
  Amortization of Mosaic
      InfoForce, L.P. investment                  --        79           --        237
  Cumulative effect of accounting change -
      impairment of goodwill                      --        --        7,065         --
                                             -------   -------    ---------    -------
  Adjusted net income (loss)                 $   850   $  (270)   $  (1,148)   $(3,549)
                                             =======   =======    =========    =======

Basic and diluted earnings per share:
  Reported net income (loss)                 $   .03   $  (.02)   $    (.28)   $  (.14)
  Goodwill amortization and amortization
      of Mosaic InfoForce, L.P. investment        --       .01           --        .03
  Cumulative effect of accounting change -
      impairment of goodwill                      --        --          .24         --
                                             -------   -------    ---------    -------
  Adjusted net income (loss)                 $   .03   $  (.01)   $    (.04)   $  (.11)
                                             =======   =======    =========    =======



NOTE 5 - LONG TERM DEBT

              Long-term debt was as follows (in thousands):

                              SEPTEMBER 30, 2002              DECEMBER 31, 2001
                              ------------------              -----------------

Bank borrowings                   $ 1,779                          $    --
Capitalized leases and other        7,568                            5,783
                                  -------                          -------
                                    9,347                            5,783
Less current maturities            (3,344)                          (3,549)
                                  -------                          -------

                                  $ 6,003                          $ 2,234
                                  =======                          =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

    On July 12, 2002, the Company replaced its existing $35 million credit facility, which was scheduled to expire in October 2002, with a new $40 million credit facility. The new facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. The new credit facility expires in July 2005. Under the new credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets. As of September 30, 2002, the Company had $18.4 million of borrowing availability, net of outstanding borrowings and letters of credit, under the new revolving credit facility.

    The financial covenants in the new credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. The new bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of September 30, 2002, the Company was in compliance with all covenants.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

    The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) were as follows (in thousands):

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                ------------------    -----------------

                                 2002      2001        2002      2001
                                 ----      ----        ----      ----

Net income (loss)              $   850   $  (488)   $(8,213)   $(4,203)
Foreign currency translation
   Adjustment                      173     3,154      3,809        627
                               -------   -------    -------    -------

Comprehensive income (loss)    $ 1,023   $ 2,666    $(4,404)   $(3,576)
                               =======   =======    =======    =======


NOTE 7 - STOCK REPURCHASE

    In June 2002, the Company sold 51,005 shares of newly issued Common Stock for $.4 million to employees participating in the Company's 2000 Employee Stock Purchase Plan ("ESPP"). The Company purchased 210,000 shares of Common Stock aggregating $1.2 million in July 2002 in connection with the stock repurchase program announced in August 2000 that was established principally to acquire shares to fund the ESPP.

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

    The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                              ------------------        -----------------

                                              2002         2001         2002         2001
                                              ----         ----         ----         ----
Revenues:
  U.S. Services                            $ 104,202    $ 105,036    $ 309,009    $ 315,302
  International Services                      36,359       33,130      104,503      100,078
                                           ---------    ---------    ---------    ---------

      Total Revenue                        $ 140,561    $ 138,166    $ 413,512    $ 415,380
                                           =========    =========    =========    =========

Operating Results:
  U.S. Services                            $   5,221    $   6,813    $  17,762    $  19,961
  International Services:
     Operating loss                           (2,020)        (743)      (7,976)      (3,332)
     Equity in earnings (losses) of
      Affiliated companies                        --           23          (78)         149
     Minority interest benefit                    --          770          395        2,147
                                           ---------    ---------    ---------    ---------
        Subtotal--International Services      (2,020)          50       (7,659)      (1,036)
  Corporate and other expenses including
        equity in affiliated companies        (1,515)      (2,803)      (3,943)      (9,858)
  Restructuring and other items (a)               --       (4,209)      (7,152)     (12,408)
                                           ---------    ---------    ---------    ---------

       Operating Results                       1,686         (149)        (992)      (3,341)

  Interest expense and other, net               (195)        (354)        (395)      (2,751)
                                           ---------    ---------    ---------    ---------

  Income (loss) before income taxes        $   1,491    $    (503)   $  (1,387)   $  (6,092)
                                           =========    =========    =========    =========


    (a) Restructuring and other charges for the U.S. Services and International Services were $2.0 million and $2.2 million, respectively, for the three months ended September 30, 2001. Restructuring and other charges for the U.S. Services and International Services were $6.0 million and $1.1 million, respectively, for the nine months ended September 30, 2002 and $6.0 million and $6.4 million, respectively, for the nine months ended September 30, 2001.

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


    Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002. This project resulted in cost savings, process efficiencies and a plan for continuous improvement of the technology infrastructure.


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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


    The following tables reflect restructuring and other items incurred and cash payments made during the periods ended September 30, 2002 and 2001 (in thousands):

                                                                               2002 ACTIVITY
                                                                    ---------------------------------
                                                  LIABILITY
                                               (RECEIVABLE) AT                                              LIABILITY AT
                                              DECEMBER 31, 2001     PROVISION      CASH      NON-CASH    SEPTEMBER 30, 2002
                                             ------------------     ---------      ----      --------    ------------------
RESTRUCTURING CHARGES
   Project Delta

      Termination benefits                          $   634         $  (240)   $  (394)     $    --                $   --

      Discontinued activities                           265              --        (15)          --                   250

   Transition of German production
      to U.S. facility                                  592           1,131     (1,723)          --                    --

   Information technology
      assessment                                      1,413           6,261     (7,674)          --                    --


OTHER ITEMS                                          (1,036)             --      1,036           --                    --
                                                    -------         -------    -------      -------                ------
                                                    $ 1,868         $ 7,152    $(8,770)     $    --                $  250
                                                    =======         =======    =======      =======                ======



                                                                               2001 ACTIVITY
                                                                    ---------------------------------
                                                LIABILITY AT                                                LIABILITY AT
                                              DECEMBER 31, 2000     PROVISION     CASH       NON-CASH    SEPTEMBER 30, 2001
                                              -----------------     ---------     ----       --------    ------------------
RESTRUCTURING CHARGES
  Project Delta

      Termination benefits                         $  2,029         $  1,362   $ (2,292)    $     --            $  1,099

      Disposition of excess office space                 --               24        (24)          --                  --

      Discontinued activities                           541            2,025       (135)      (2,025)                406

      Other costs                                        --            2,927     (2,927)          --                  --

  Transition of German production to

      U.S. facility                                      --            6,070     (5,616)          --                 454
                                                   --------         --------   --------     --------            --------

                                                   $  2,570         $ 12,408   $(10,994)    $ (2,025)           $  1,959
                                                   ========         ========   ========     ========            ========


    Termination Benefits: As of the end of 2001, 397 employees had been terminated under various Project Delta initiatives. The accrual balance remaining as of December 31, 2001 represented the unpaid severance costs associated with employees previously terminated.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

    Disposition of Excess Office Space: In the first nine months of 2001, the Company recorded $.02 million of charges relating to lease buyouts for unutilized office space.

    Transition of German Production to U.S. Facility: During the first quarter of 2002 and the first nine months of 2001, charges of approximately $1.1 million and $6.1 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consisted primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

    Information Technology Assessment: These costs related primarily to consulting fees paid to a third party in connection with the technology project.

    Other Restructuring Costs: Other restructuring costs in the first nine months of 2001 related primarily to consulting fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

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

RESULTS OF OPERATIONS

    The Company's consolidated net income was $.9 million or $.03 per diluted share for the third quarter of 2002 compared to a consolidated net loss of $.5 million or $.02 per diluted share for the corresponding 2001 quarter. The Company's consolidated net loss was $8.2 million or $.28 per diluted share for the nine months ended September 30, 2002 compared to a consolidated net loss of $4.2 million or $.14 per diluted share for the corresponding 2001 period. Restructuring and other charges for the third quarter of 2002 were $0 compared to $4.2 million or $.09 per diluted share for the third quarter of 2001. For year to date 2002, restructuring and other charges and the cumulative effect of an accounting change for goodwill were $14.2 million or $.39 per diluted share compared to $12.4 million or $.26 per diluted share for the corresponding 2001 period.

Third Quarter Versus Prior Year

    Consolidated revenues for the quarter ended September 30, 2002 were $140.6 million, an increase of 2% over the corresponding quarter in 2001. U.S. revenues were $104.2 million, a decrease of 1% compared to the prior year. This decrease was primarily due to a 5% decline in retail tracking revenue that was partially offset by an 18% increase in revenue from panel and analytics products and services. The decline in retail tracking revenue is primarily the result of the delayed impact of customer losses in 2001 that were not completely offset by revenues generated from new customers and increased spending by existing customers during the period. International revenues were $36.4 million for the third quarter of 2002, an increase of 10% compared to the prior year. Excluding foreign currency exchange effects, international revenues were flat over the prior year.

    Consolidated costs of information services sold increased 3% to $127.2 million for the three months ended September 30, 2002 compared to $123.1 million for the third quarter of 2001. This increase is primarily the result of foreign currency exchange effects. While the Company incurred additional costs associated with the growth of its analytics business, these costs were generally offset by savings in a number of other areas as a result of the Company's ongoing cost saving efforts.

    Consolidated selling, general and administrative expenses increased 1% to $11.9 million for the three months ended September 30, 2002 compared to $11.8 million for the third quarter of 2001.

    Earnings before interest and taxes were $1.7 million for the third quarter of 2002 compared to a loss of $.1 million in the prior year. This improvement is due to a decline in restructuring and other charges of $4.2 million and lower corporate expenses which were partially offset by a lower U.S. contribution and increased international losses, primarily resulting from the Company's German operation which is further discussed below.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

    Restructuring and other charges are discussed below. Interest and other expenses were $.2 million for the third quarter of 2002, a decrease of $.2 million over the prior year due to lower bank debt in 2002.

    The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in the first quarter of 2002. Proforma results for the third quarter of 2001, had the provisions of Statement No. 142 been applied and no goodwill impairment recorded, would have been a net loss of $.3 million or $.01 per diluted share compared to a reported net loss of $.5 million or $.02 per diluted share.

Third Quarter Year to Date Versus Prior Year

    Consolidated revenues were $413.5 million for the nine months ended September 30, 2002, a decrease of $1.9 million over the corresponding period of 2001. U.S. revenues decreased 2% to $309.0 million for the nine months ended September 30, 2002 compared to the prior year. This decline was primarily due to a 5% decline in retail tracking revenue that was partially offset by an 11% increase in revenue from panel and analytics products and services. The decline in retail tracking revenue is primarily due to the delayed impact of customer losses in 2001 that were not completely offset by revenues generated from new customers and increased spending by existing customers during the period. International revenues increased 4% to $104.5 million compared to the prior year. Excluding the impact of foreign currency exchange effects, international revenues for the first nine months of 2002 increased 1% over the prior year.

    Consolidated costs of information services sold increased 1% to $373.3 million for the nine months ended September 30, 2002 compared to costs of $369.1 million for the corresponding period of 2001. This increase is primarily the result of foreign currency exchange effects. While the Company incurred additional costs associated with the growth of its analytics business, these costs were generally offset by savings in a number of other areas as a result of the Company's ongoing cost saving efforts and by the elimination of goodwill amortization.

    Consolidated selling, general and administrative expenses decreased 11% to $34.9 million for the nine months ended September 30, 2002 compared to $39.1 million for the prior year. This decrease is primarily due to lower recruiting and relocation costs, reduced incentive accruals and lower marketing costs.

    For the first nine months of 2002, the Company's loss before interest and taxes and the cumulative effect of an accounting change for goodwill was $.8 million compared to a loss of $4.4 million in the prior year. This improvement is the result of a decline in restructuring and other charges of $5.3 million and lower corporate expenses which were partially offset by a lower U.S. contribution and increased international losses, primarily resulting from the Company's German operation which is further discussed below.

    Restructuring and other charges are discussed below. Interest and other expenses were $.4 million for the nine months ended September 30, 2002, a decrease of $2.4 million over the prior year.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

The decline was due to lower bank debt and foreign exchange gains resulting from the strength of European currencies against the U.S. dollar during 2002.

    Proforma results for the first nine months of 2001, had the provisions of Statement No. 142 been applied and no goodwill impairment recorded, would have been a net loss of $3.5 million or $.11 per diluted share compared to a reported net loss of $4.2 million or $.14 per diluted share.

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

    Losses from the German operation have increased over the prior year as a result of the Company's transition to a new service in that country. As discussed below in restructuring and other charges, German production was transitioned to the U.S. in the first quarter of 2002. However, the German operation has also been transitioning customers to a new scan-based service during 2002 and has experienced difficulty meeting client expectations during this transition. This has resulted in lower revenues due to lost customers and credits to existing customers. Losses for the Company's International operations were $2.0 million for the third quarter of 2002. Absent the losses attributable to the Company's German business, the Company's International operations would have reflected a profit in the third quarter of 2002. The Company is currently evaluating various options relating to the German business.

    As a result of certain trends and general economic conditions, the industry is facing a number of challenges. Specifically, increasing customer consolidation among consumer packaged goods manufacturers has caused the overall market for retail tracking services to contract. In addition, retail tracking services offered by the Company and its competitors, particularly in the U.S., now cover less of the total marketplace than in prior years as a result of the decision by Wal-Mart in 2001 to discontinue providing its point-of-sale data to third party data suppliers, including the Company and ACNielsen, and the emergence and growth of new channels of trade that do not release point of sale data for inclusion in retail tracking services. Further, general global economic conditions in 2002 have resulted in pricing pressure and reductions in overall customer spending on retail tracking services. The Company expects these conditions to continue to impact the consumer packaged goods industry and the demand for retail tracking services for the foreseeable future. Notwithstanding these conditions, however, the Company has been experiencing increasing demand for its panel and analytics services and anticipates continued growth in these segments of its business. In part in response to the reduced spending on retail tracking services, the Company continues to focus on cost containment and cost reduction measures.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's current cash resources include its $5.4 million consolidated cash balance and $18.4 million available as of September 30, 2002 under the Company's new bank revolving credit facility discussed below. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness.

Financings

    On July 12, 2002, the Company replaced its existing $35 million credit facility, which was scheduled to expire in October 2002, with a new $40 million credit facility. The new facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. The new credit facility expires in July 2005. Under the new credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets.

    The financial covenants in the new credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. The new bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of September 30, 2002, the Company was in compliance with all covenants.

Cash Flow

    Consolidated net cash provided by operating activities during the first nine months of 2002 was $110.1 million compared to $129.9 million for the same period in 2001. This decrease was attributable to changes in accounts receivable, accounts payable and prepaid assets resulting from the timing of collections and payments. Additionally, in the second quarter of 2001, the Company received a $10.9 million cash payment as an early termination fee on a client contract that was to expire in 2005.

    Consolidated cash used in net investing activities increased $3.3 million to $118.1 million in 2002 reflecting higher expenditures for data procurement that were partially offset by lower expenditures for capital. Additionally, investing activity in 2001 included payments made in connection with the formation of Mosaic InfoForce, L.P.

    Net cash used before financing activities was $8.0 million for the nine months ended September 30, 2002 compared to net cash provided before financing activities of $15.0 million for the same period in 2001. For the first nine months of 2002, consolidated cash flow used by net financing activities was

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


$.8 million compared to $16.9 million for the same period in 2001. 2001 financing activities included $16.0 million of repayments of borrowings under the revolving line of credit.


Other Deferred Costs and Capital Expenditures

    Consolidated deferred data procurement expenditures were $105.9 million for the nine months ended September 30, 2002 and $96.2 million for the same period in 2001. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures were $61.8 million and $56.3 million for the periods ended September 30, 2002 and 2001, respectively, for the Company's U.S. services business and $44.1 million and $39.9 million, respectively, for the Company's International services business. U.S. data procurement expenditures increased in 2002 due primarily to increased causal collection costs associated with InfoScan product enhancements. International expenditures increased due to the impact of currency as well as increased retailer payments.

    Consolidated capital expenditures were $11.0 million and $14.6 million for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures for the Company's U.S. services business were $7.7 million and $11.3 million, while depreciation expense was $16.9 million and $18.4 million for the nine months ended September 30, 2002 and 2001, respectively. The Company's international capital expenditures were $3.3 million for each of the nine months ended September 30, 2002 and 2001 while depreciation expense was $3.5 million and $3.3 million for the nine months ended September 30, 2002 and 2001, respectively.

    Consolidated capitalized software development costs, primarily in the U.S., were $1.4 million for the first three quarters of 2002 and $1.8 million for the corresponding period in 2001.

Impact of Inflation

    Inflation has slowed in recent years, however the Company's results of operations are impacted by rising prices given the labor intensive nature of the business. The Company passes increased costs on to customers with multi-year contracts by adjusting sales prices through consumer price index increases to the extent provided for in such contracts.

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


    Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002. This project resulted in cost savings, process efficiencies and a plan for continuous improvement of the technology infrastructure.


    Other Items: During the fourth quarter of 2001, the Company settled a dispute with Manugistics, Inc. Manugistics agreed to pay IRI a total of $8.625 million, resulting in a gain of $2.0 million which was reflected as other income in Restructuring and Other Items. The Company received the settlement proceeds during the first quarter of 2002.


    The following tables reflect restructuring and other items incurred and cash payments made during the periods ended September 30, 2002 and 2001 (in thousands):


                                                                       2002 ACTIVITY
                                                              -----------------------------
                                            LIABILITY
                                         (RECEIVABLE) AT                                        LIABILITY AT
                                        DECEMBER 31, 2001     PROVISION   CASH     NON-CASH   SEPTEMBER 30, 2002
                                        -----------------     ---------  -------   --------   ------------------
RESTRUCTURING CHARGES
  Project Delta

    Termination benefits                    $   634           $  (240)   $  (394)   $    --              $    --

    Discontinued activities                     265                --        (15)        --                  250

  Transition of German production
    to U.S. facility                            592             1,131     (1,723)        --                   --

  Information technology
    assessment                                1,413             6,261     (7,674)        --


OTHER ITEMS                                  (1,036)               --      1,036         --                   --
                                            -------           -------    -------    -------              -------
                                            $ 1,868           $ 7,152    $(8,770)   $    --              $   250
                                            =======           =======    =======    =======              =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



                                                                              2001 ACTIVITY
                                                                    ---------------------------------
                                                LIABILITY AT                                                LIABILITY AT
                                              DECEMBER 31, 2000     PROVISION     CASH       NON-CASH    SEPTEMBER 30, 2001
                                              -----------------     ---------     ----       --------    ------------------
RESTRUCTURING CHARGES
  Project Delta

    Termination benefits                           $  2,029         $  1,362   $ (2,292)    $     --            $  1,099

    Disposition of excess office space                   --               24        (24)          --                  --

    Discontinued activities                             541            2,025       (135)      (2,025)                406

    Other costs                                          --            2,927     (2,927)          --                  --

  Transition of German production to

    U.S. facility                                        --            6,070     (5,616)          --                 454
                                                   --------         --------   --------     --------            --------

                                                   $  2,570         $ 12,408   $(10,994)    $ (2,025)           $  1,959
                                                   ========         ========   ========     ========            ========



    Termination Benefits: As of the end of 2001, 397 employees had been terminated under various Project Delta initiatives. The accrual balance remaining as of December 31, 2001 represented the unpaid severance costs associated with employees previously terminated.

    Discontinued Activities: During 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001. Accordingly, the Company recognized a non-cash charge of $2.0 million in the first half of 2001 relating to accelerated depreciation on this equipment.

    Disposition of Excess Office Space: In the first nine months of 2001, the Company recorded $.02 million of charges relating to lease buyouts for unutilized office space.

    Transition of German Production to U.S. Facility: During the first quarter of 2002 and the first nine months of 2001, charges of approximately $1.1 million and $6.1 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consisted primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

    Information Technology Assessment: These costs related primarily to consulting fees paid to a third party in connection with the technology project.

    Other Restructuring Costs: Other restructuring costs in the first nine months of 2001 related primarily to consulting fees paid to a third party for assistance in the identification of process improvements and efficiencies within the U.S. operations.

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

ITEM 4. CONTROLS AND PROCEDURES

    As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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




                                              INFORMATION RESOURCES, INC.
                                              ----------------------------------
                                              (Registrant)






                                              /s/Andrew G. Balbirer
                                              ----------------------------------
                                              Andrew G. Balbirer
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Authorized Officer of Registrant)







                                              /s/ Mary K. Sinclair
                                              ----------------------------------
                                              Mary K. Sinclair
                                              Controller
                                              (Principal Accounting Officer)








November 13, 2002

                                 CERTIFICATIONS

I, Joseph P. Durrett, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Information Resources, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph P. Durrett
-------------------------------
Joseph P. Durrett
Chief Executive Officer
November 13, 2002

                                 CERTIFICATIONS

I, Andrew G. Balbirer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Information Resources, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Andrew G. Balbirer
-------------------------------
Andrew G. Balbirer
Chief Financial Officer
November 13, 2002