Form 10-K
period 2002-12-31
INFORMATION RESOURCES INC
filed 2003-03-27
CIK 714278

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or Organization)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.)  Yes  X     No  [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 28, 2002 (based on the closing price as quoted by NASDAQ as of such date) was $243,205,339.

The number of shares of the registrant's common stock, $.01 par value per outstanding share, as of February 28, 2003 was 29,861,295.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 15, 2003 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

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

     The Company currently generates approximately 75% of its revenues from sales and services provided in the U.S. These services include the Company's flagship InfoScan(R) service, which tracks consumer purchasing of products sold in grocery stores, drug stores, mass merchandisers, convenience stores and other retail outlets across the United States, household-level information collected via consumer panels and BehaviorScan(R) which is used for the testing and evaluation of alternative marketing strategies and tactics for both new and established products. The Company also offers modeling and other testing services as well as custom analytic and consulting services to enable clients to address critical business issues. Closely related to its information services, the Company also markets various software applications to the CPG industry.

     Revenues from the Company's U.S. and International Services were as follows for the years ended December 31 (in thousands):

                                                                  2002        2001        2000
                                                                --------    --------    --------
U.S. Services...............................................    $411,572    $420,321    $397,895
International Services......................................     143,268     135,547     133,028
                                                                --------    --------    --------
     Total..................................................    $554,840    $555,868    $530,923
                                                                ========    ========    ========

U.S. SERVICES

     The Company's U.S. Services include retail product tracking services, related delivery and software product sales, retail audit services, consumer panel services, analytical and consulting services, BehaviorScan product testing services and a variety of applications using the Company's census (i.e., all stores within participating retail chains) scanner databases and the Company's multi-outlet consumer panel databases.

  RETAIL TRACKING SERVICES

     InfoScan. The Company's principal information service marketed in the United States and internationally is InfoScan. InfoScan is a retail tracking service used by the CPG industry to monitor and evaluate the market performance of products sold in retail stores. The InfoScan service provides clients with a variety of information including the quantity of products they and their competitors are selling, where the products are being purchased, at what price the products are being sold and under what promotional conditions sales are occurring. This information helps clients make fundamental strategic and tactical decisions for their businesses in the areas of sales, marketing and promotion. IRI currently collects this information in grocery, drug, mass merchandiser, convenience store, club store and chain liquor outlets across the United States and is also exploring collection in other outlets.

     InfoScan utilizes data collected from UPC bar codes on CPG product packaging. Scanners at retail checkouts read the UPC code and record product sales electronically. On an on-going basis, the Company procures such electronic sales data along with related promotional data from a sample of national and local market retail stores. The Company also collects consumer purchase information directly from individual households across the United States using proprietary in-home scanning devices and/or consumer identification cards in a store. The consumer purchase information can be used in a complementary fashion with InfoScan data. The Company processes the information at its computer facilities and stores it in the Company's proprietary databases. InfoScan clients access the information in the Company's databases through a variety of means, including the use of analytical software provided by the Company and the use of reports delivered via the Internet.

     Contracts for InfoScan services with CPG manufacturers are currently a principal source of revenue for the Company. Manufacturers obtain access to the InfoScan databases for specified product categories. InfoScan contracts in the United States generally have multi-year terms, usually of three years or more.

     InfoScan Census. InfoScan Census applications are based on scanner data collected from all stores within participating retail chains, as opposed to collection from a sample of such stores. InfoScan Census offers the CPG industry more complete and accurate data than sample services, since it has no sampling or projection errors for census chains, and its applications can go beyond traditional market tracking uses. Nearly all of IRI's clients' databases in the United States use a census-based projection system.

     InfoScan Census revenues also come from manufacturers purchasing key account data, defined as sales data for a product category based on all stores of a specific retailer. This service enables manufacturers' sales representatives to negotiate with retail buyers based on a mutually consistent and accurate measure of retail product movement. In addition, an evaluation of differences in brand and product category purchasing across individual stores within a chain can often pin-point opportunities to effectively build sales to the benefit of both manufacturers and retailers. Other census applications include improved management of trade promotions, validation of "pay-for-performance" promotions, more effective sales force and broker compensation programs and improved inventory and distribution management.

     There are presently 14,800 grocery stores, 14,000 drug stores and 3,000 mass merchandisers in the Company's InfoScan Census U.S. database. In addition, the Company's InfoScan Census database also includes census data from certain club stores and liquor store chains.

     Participating retailers typically deliver their scanner data electronically to the Company's computer facilities in Wood Dale, Illinois. While most retail stores in the United States have installed scanner equipment to record product sales information, certain convenience stores and other retail outlets have not. When scanner data are not available, field personnel visit stores and obtain sales information via manual audits of the stores' product purchases and inventory.

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

     IRI's causal data are collected in the United States by Mosaic InfoForce, L.P., a joint venture company formed during 2000 by IRI and Mosaic Group, Inc., a Canadian outsourced marketing services agency with operations in Canada and the United States. Employees of Mosaic InfoForce, L.P. conduct weekly on-site visits to retail stores participating in the InfoScan service to collect causal information such as in-store promotions and displays. Mosaic InfoForce, L.P. provides additional related services, including custom data collection, custom and syndicated observational audits, and other in-store activities such as light merchandising services.

     The Company often pays a fee for scanner data covering a sample or census of retailers' stores. However, the Company also exchanges software, product movement information and other services to obtain access to data for certain chains or stores. Current retailer data contracts generally have initial multi-year terms, usually of three or more years, some of which are cancelable either during or after the initial term with 3 to 6 months notice by either party.

     InfoScan Advantage. In August 2001, Wal-Mart Stores, Inc. discontinued providing point-of-sale and related data for its U.S. business to all third party data providers, including IRI and ACNielsen. In response, IRI has enhanced its InfoScan service to provide continued insights into Wal-Mart by using IRI's consumer panel data collected directly from Wal-Mart shoppers as a replacement for Wal-Mart's point-of-sale data. This enhanced service, InfoScan Advantage(TM), provides the ability to integrate the Wal-Mart panel data with IRI's InfoScan Census retail tracking data. IRI began making InfoScan Advantage available to clients in October 2001.

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

     Data Delivery. IRI's InfoScan service entitles clients to access the Company's databases and receive information for specific product categories. Because large amounts of data are involved, clients in the U.S. usually either take electronic delivery of the data or obtain electronic access to the Company's databases through the Company's on-line service or web-based delivery service. Clients taking on-line electronic delivery generally license software from the Company. The Company's on-line service permits the Company to build, maintain and store client-contracted databases which remain resident on the Company's computers. Clients then access the databases through remote electronic connection. Clients may also purchase software services from the Company. (See "Software and Related Products" below for more information on Company revenues derived from software licensing.) In addition, the Company also provides Internet delivery options, including CPGNetwork(R), its web-based business intelligence resource that delivers custom reports and relevant industry information via a Company-hosted web site.

     Software and Related Products. A principal source of software revenue is the provision of on-line access services and web delivery services to InfoScan clients who access InfoScan databases residing in the Company's data warehouses. Other revenues are derived from consulting services the Company performs to assist clients with the integration of data into their existing systems.

     In close association with its retail tracking services, the Company markets analytical software to the CPG industry principally for use in accessing, managing and analyzing the Company's databases. In July 1995, the Company sold its EXPRESS technology and certain software products to Oracle Corporation ("Oracle"), while retaining ownership of certain EXPRESS-based sales and marketing software application products for use in the CPG industry. Many of the Company's U.S. and International clients currently use the Oracle(R)EXPRESS-based software application, Oracle(R) Sales Analyzer, to access, manage and analyze the Company's databases. Oracle EXPRESS is a software technology now owned by Oracle designed for working with large and complex databases. Oracle Sales Analyzer is a decision support software application built in Oracle EXPRESS and is also now owned by Oracle. The product provides users with a range of analytical and reporting tools. Through licensing agreements with Oracle, the Company continues to market and distribute certain Oracle EXPRESS software products, including Oracle Sales Analyzer. The Company also licenses its own applications, such as XLerate(TM), in conjunction with a client's InfoScan data contract.

     Oracle is entitled to receive royalties on certain types of Oracle software sublicenses granted by the Company and its distributors; however, prior to July 2001, the Company was not required to pay royalties to Oracle on licenses granted by the Company and its affiliates to CPG end-users for use with data provided by the Company or its affiliates. The Company will be required to pay royalties to Oracle for update and support services provided for sublicenses granted by the Company prior to July 2001, but only to the extent that the Company and the sublicensee elect to receive update and support services from Oracle for such sublicenses after July 2001. IRI has also negotiated new royalty rates to be paid to Oracle for any additional sublicenses of Oracle software products granted by the Company and its distributors to CPG entities during the two-year period beginning July 2001 and for any update and support services provided for such Oracle software products during this same two-year period. Thereafter, Oracle and the Company have agreed to negotiate new royalty rates. For a period of three years from July 2001, the Company also has the right to license certain Oracle software products, including Oracle Sales Analyzer and Express Server software products, on favorable terms, for the Company's own use and the use of the Company's clients, in connection with the Company's data operations. Thereafter, the Company expects to negotiate new royalty rates for such use.

     The Company's current web offering, CPGNetwork, enables clients to access InfoScan and related data and other personalized content via a web browser. The Company is also developing alternative technologies to deliver its data based on Microsoft(R) technology. These alternative technologies are expected to increase accessibility to the Company's InfoScan data, improve compatibility with existing technical architectures of the Company's clients and partners, and extend integration of additional data sources. To support the Microsoft technology, the Company has developed a new easy-to-use data retrieval, analysis and reporting suite called InfoPro(TM). The Company began releasing InfoPro to clients, on a limited basis, beginning in early 2003 and continues to work on enhancing the product. InfoPro will allow users to easily access, manipulate and analyze data from IRI and other sources within the familiar environment of the internet and Microsoft Office(R). InfoPro and CPGNetwork will provide customers a complete end-to-end solution for accessing, analyzing, publishing and integrating IRI and third party data sources.

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

  PANEL, ANALYTICS AND TESTING

     Consumer Panel. The Company also collects consumer purchase and attitudinal information through 70,000 hand held bar-code scanners that it places in households throughout the United States. Collection of purchase data from these bar-code scanners enables the Company to ascertain product movement information from a full spectrum of retail outlets, including stores that either do not have scanners or do not provide point-of-sale data to the Company. In addition to the Company's multi-outlet consumer panel services, the Company also maintains a separate consumer panel of shoppers in its BehaviorScan testing markets in connection with the Company's provision of testing and analytics services. These additional households provide the Company's clients with the means to test and evaluate various marketing programs and the impact of different marketing variables on consumer behavior in a controlled environment prior to a full launch. BehaviorScan households use the same scanner device as the multi-outlet panelists and/or present an identification card when shopping at participating stores, thereby allowing scanners to record specific details of their product purchases. The Company provides a variety of syndicated and custom databases and analytics utilizing the multi-outlet panel data to provide retailers and manufacturers with insights into consumer purchase behavior. See "Analytical and Consulting Services" below.

     Analytical and Consulting Services. The Company emphasizes the provision of experienced and knowledgeable client service personnel to assist clients in the use and interpretation of InfoScan retail tracking data and consumer panel data, as well as in the use of the Company's analytical software. The Company also offers a variety of advanced analytical and consulting services to CPG manufacturers, retailers and brokers to evaluate and address critical business decisions. These services are directed at helping clients identify new marketing opportunities, plan and evaluate new or restaged product launches, evaluate the impact of price changes, evaluate opportunities for product line optimization, and evaluate and increase the effectiveness of marketing expenditures. Advanced analytics typically involve the application of sophisticated statistical models to IRI's InfoScan, consumer panel, attitudinal survey and custom store audit data. These analyses help the clients quantify the sales and profit impact of major sales and marketing decisions. Revenues from analytical and consulting services typically follow from the Company's InfoScan service; however, IRI is increasingly providing analytical and consulting services to clients that do not purchase ongoing tracking services from the Company.

     Testing Services. The Company provides a number of in-market testing services primarily for CPG manufacturers, including controlled store testing, matched market testing and BehaviorScan. Controlled store testing involves testing the placement of new products or changes in advertising, shelf location, price or other in-store merchandising conditions in a limited group of test stores. In a matched market test, IRI measures the effects of a client's execution of new marketwide advertising or couponing programs in one or more cities. In both types of testing services, IRI applies statistical analysis techniques to the InfoScan data to measure test results. The Company's BehaviorScan service, currently available in five U.S. markets, is the only electronic test marketing system available in the United States. BehaviorScan analyzes consumer purchasing behavior based on exposure to different television advertising plans and allows CPG manufacturers to measure the impact of different marketing variables on consumer purchase behavior, for both existing and new products, including high-risk new brands and brand restages. Typical marketing variables tested in BehaviorScan markets are television advertisements, newspaper ads, manufacturers' coupons, free samples, in-store displays, shelf price and packaging changes. BehaviorScan tests compare the purchases of a group of consumers exposed to test variable(s) with the purchases of a control group of consumers not exposed to the test variable(s). A unique feature of the BehaviorScan system is its ability to deliver alternative television advertising to different groups of panel households using the Company's proprietary targetable television technology. Major costs associated with the BehaviorScan system include payments to retailers, incentive programs for participating panel households, field personnel costs, cable television studio operation, computer resources and client service personnel costs.

     Healthcare Solutions Services. IRI also provides consumer intelligence, targeting and analytic services for the healthcare and pharmaceutical industries. IRI's newly formed business group, The Healthcare Solutions Group, was created during the fourth quarter of 2002 in response to the increasing need to understand consumer insights and decisions related to prescription and over-the-counter purchasing behaviors, attitudes and preferences. IRI's Healthcare Solutions Group will offer a complete suite of retail tracking, consumer panel and analytic-driven products and services under the RxPulse(TM) brand to help its clients monitor, comprehend and compete within the rapidly evolving healthcare space.

INTERNATIONAL SERVICES

     Through subsidiaries and joint ventures with other leading marketing information firms, in 1992 the Company began offering information services, primarily using scanner-based data, in a number of countries outside of the United States. The Company offers many of the same services internationally as it offers within the U.S., including InfoScan retail tracking services, InfoScan census services, related delivery and software, and analytic and consulting services; however, specific services offered depend upon local country competitive conditions and the prevailing retailer environments. Collection practices for weekly product sales information in the Company's foreign markets are largely scanner-based, although that may vary on a country-by-country basis, depending on scanner data availability. Household panel services are available in European markets from alliance partners of the Company. The Company's major European subsidiaries and joint venture companies rely on the Company's data production facilities in the United States as well as the Company's know-how and intellectual property to provide InfoScan retail tracking services.

     United Kingdom. The Company's subsidiary in the United Kingdom, IRI InfoScan Ltd., offers scanner-based tracking services under the InfoScan name to the British market. Organized in 1992 as a joint venture, the Company's partners are Taylor Nelson Sofres plc of the United Kingdom ("TNS") and GfK AG of Germany ("GfK"). The Company owns substantially all of the joint venture. Pursuant to contractual arrangements, the Company provides data production services to the subsidiary from the Company's computer facilities in Wood Dale, Illinois. During 2000, the subsidiary acquired a 40% interest in Radar Research Limited ("Radar"), a United Kingdom company that performed testing services for key retailers. TNS owned the remaining 60% of Radar. In the second quarter of 2002, the Company and TNS decided to cease Radar's operations and the Company recorded a pre-tax charge of $966,000 relating to its investment and the accrual of the Company's share of Radar's closing costs.

     France. The Company's subsidiary in France, IRI-Secodip S.C.S., offers scanner-based tracking services under the InfoScan name. IRI-Secodip S.C.S. was organized in 1993 as a joint venture with GfK and Secodip S.A., a wholly owned subsidiary of TNS. Since 1994, the Company has funded substantially all of the joint venture's capital requirements and the Company now owns substantially all of the joint venture interests. Pursuant to contractual arrangements, the Company provides data production services to the subsidiary from the Company's computer facilities in Wood Dale, Illinois.

     Italy. In 1994, the Company began development of an information service in Italy through the formation of a wholly-owned subsidiary, IRI InfoScan S.r.l. ("IRI Italy"). Its basic service consists of retail sales and promotion tracking using a sample of retail grocery outlets. Supermarket sales are tracked by means of scanning data, while sales in smaller, traditional shops are measured by manual audit techniques. Pursuant to contractual arrangements, the Company provides data production services to IRI Italy from the Company's computer facilities in Wood Dale, Illinois.

     Germany. The Company operates a retail tracking service joint venture in Germany, Information Resources GfK GmbH ("IRI Germany"), which the Company currently owns approximately 78% and GfK owns the balance. During 2001, the Company's funding requirements per the joint venture agreement increased to 100% although GfK continued to share in certain operating results through the second quarter of 2002. In 2000, the Company began transitioning data production services for IRI Germany from GfK's facilities in Nuremberg, Germany to the Company's facilities in Wood Dale, Illinois. This transition was completed in the first quarter of 2002 and the Company now provides data production services to IRI Germany pursuant to contractual arrangements.

     Netherlands. The Company and GfK operate a joint venture which offers a scanner-based retail tracking service to the Netherlands market. This scanner-based retail tracking service, Information Resources GfK B.V. ("IRI Netherlands"), became fully-operational in 1994. The Company currently owns approximately 80% of this company, with GfK owning the balance. In 2001, the Company's funding requirements per the joint venture agreement increased to 100%, although GfK is entitled to 49% of any profits. Pursuant to contractual arrangements, the Company provides data production services to IRI Netherlands through the Company's computer facilities in Wood Dale, Illinois.

     Benelux. In 1998, the Company sold a 9.9% interest in GfK Panel Services Benelux B.V. to GfK reducing its ownership in this entity to 10%. The Company's interest was further reduced to 7.6% during 2001 following a capital increase. This company operates household panel services in the Netherlands and Belgium and continues to cooperate with IRI Netherlands in the sale and delivery of services to common customers.

     Spain. IRI began a start-up venture in Spain during April 1998. In November 1998, the Company executed a joint venture agreement with Media Planning, S.A. to create a new retail tracking business to serve the Spanish market under the name Information Resources Espana, S.L. ("IRI Spain"). In January 1999, IRI Spain and Dympanel, S.A., a wholly owned subsidiary of TNS, signed a cooperation agreement which added Dympanel, S.A. as a third investor in IRI Spain. The aforementioned agreements resulted in the Company, Media Planning, S.A., and Dympanel, S.A. owning 65%, 33% and 2%, respectively, of the capital shares of IRI Spain. IRI Spain began providing the InfoScan service to the Spanish market in early 1999, using the Company's production facilities in Wood Dale, Illinois.

     Greece. The Company operates a retail audit business in Greece which it acquired in 1994. The operation includes collecting, reporting, analyzing and interpreting national and regional sales data from retail audits.

     Eastern Europe, Middle East and North Africa. In 1995, the Company entered into a strategic alliance with Middle East Market Research Bureau ("MEMRB"), a market research company based in Cyprus. MEMRB provides market research throughout more than 20 countries in the Middle East, Eastern Europe, the Mediterranean, the Commonwealth of Independent States and North Africa. Under the terms of the strategic alliance agreement, MEMRB has agreed to cooperate in the adoption of multi-country technical standards developed by the Company and co-market certain information and software products with the Company. In 1998, IRI acquired a 19.9% ownership interest in MEMRB. The Company holds an option to increase its ownership interest of MEMRB to 49%.

     Asia and Australia. The Company had a joint venture in Japan with Tokyo-based Mitsui & Co., Ltd. ("Mitsui") to provide information services in Japan under the name Information Resources Japan, Ltd. The joint venture was formed in 1995. Effective December 2002, the Company sold its 40% interest to Mitsui and granted Mitsui the right to continue to use the trade name "Information Resources Japan" for a period of twelve months after the date of sale. Until September 2000, the Company also had wholly-owned software distribution subsidiaries in Japan and Australia. The distribution of the Company's proprietary Apollo software products has now been transferred to Information Resources Japan, Ltd. and an unrelated company in Australia in exchange for royalties and the businesses of these subsidiaries have been discontinued.

     Latin America. The Company has operations in certain Latin American markets through joint ventures and subsidiaries in Venezuela, Puerto Rico, Guatemala and Mexico. The Company owns 49% of the Venezuelan joint venture, Datos Information Resources, which provides audit-based product tracking as well as ad hoc and software services to the Venezuelan market. The Company's wholly-owned subsidiary in Puerto Rico offers both audit-based product tracking and ad hoc marketing research services. The Company owns 19.9% of a Guatemalan-based company that provides research services in Central America. The Company also has a wholly-owned software distribution subsidiary in Mexico to provide software and consultancy services to both CPG and non-CPG clients in Mexico. In addition, the Company has distributors of its proprietary Apollo software products in Peru, Brazil, Chile and Argentina.

TRADEMARKS, PATENTS, LICENSES AND SOFTWARE PROTECTION

     The Company is the owner of various trademarks, including Apollo(TM), Attitudelink(TM), Attribute Drivers(TM), BehaviorScan(R), Builders(TM) Suite, Choice Drivers(TM), Consumer Knowledge Suite(TM), Consumer Network(TM), CouponScan(TM), CPGNetwork(R), CPGNetwork.com(R), Drivers on Demand(TM), EZPrompt(R), InfoForce(R), InfoPro(TM), InfoScan Advantage(TM), InfoScan(R), InfoScan Census(TM), InSite Reporting(TM), IntroCast(TM), IRI Software(TM), Knowledge Group(TM), Mix Drivers(TM), Mix Planner(TM), Pilote(TM), Promo Drivers(TM), PromoProphet(TM), PromotionScan(TM), QScan(R), Retail Network(TM), ReviewNet(TM), Reviews Advantage(TM), RxPulse(TM), Sales Web(TM), ScanKey(TM), Shoppers' Hotline(R), Shoppers Hotline Elite(R), Shoppers Hotline EliteNet(TM)and XLerate(TM) . The Company also holds certain patents relating to the targetable television technology utilized in its BehaviorScan service. The patents expire at various dates through 2005. Loss or infringement of these patents would likely not have a material adverse effect upon the Company's revenues.

     As a result of the Company's sale of its EXPRESS technology and line of certain software products to Oracle in July 1995, the Company no longer owns a large portion of the software that is currently used in the delivery of InfoScan data. The Company secured a license back from Oracle providing for the continued use of certain of the EXPRESS software products in the Company's business, including rights to sublicense software to clients of the Company. The initial term of the license expired in July 2001. The Company has negotiated various rights with Oracle to continue to license, sublicense and support Oracle software products beyond July 2001. The Company also has rights to use various trademarks owned by Oracle, including Oracle EXPRESS and Oracle Sales Analyzer. (See "Software and Related Products" above.)

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

     Because of the rapid pace of technological change, trademark, patent or copyright protection is of less significance than the knowledge and experience of the Company's personnel and their ability to develop and market new products, services and software applications and to leverage information delivery technologies.

WORKING CAPITAL PRACTICES

     The Company invoices its information service clients in accordance with agreed contract terms. Typical billing cycles are quarterly or monthly in advance for long-term contracts and payment is typically due within 30 days of receipt of invoice. Software licenses granted separate from data contracts generally require payment of license fees in full upon delivery of software. License fees for software licenses granted as part of data contracts are generally received ratably over the term of the data contract.

     The Company pays fees to some retailers in accordance with negotiated terms for access to their scanner data for use in the InfoScan service. Payments to other vendors are normally made in accordance with vendor terms.

CUSTOMERS

     The Company had approximately 2,500, 2,600 and 2,800 clients using its services in 2002, 2001 and 2000, respectively. The decline in customers since 2000 is primarily due to invoicing arrangements whereby clients and their affiliates were combined for billing purposes. Most of the Company's clients are CPG manufacturers and retailers in the United States or in other countries where the Company offers its services. No client of the Company accounted for revenues in excess of 10% of the Company's total revenues. The Company's top ten clients in 2002 accounted for approximately 37% of the Company's 2002 revenues.

BACKLOG ORDERS

     At December 31, 2002, 2001 and 2000, the Company had committed contract revenues for services of approximately $440 million, $479 million and $507 million, respectively. Backlog revenue to be earned in the immediate year following December 31, 2002, 2001 and 2000 is $264 million, $237 million and $248 million, respectively. Variations in the backlog relate to the timing of certain contract renewals and expirations. Contracts for retail tracking services generally have terms of three to five years and not less than one year. Such contracts are generally categorized into one of two classes: 1) cancelable at the end of each year by giving six months written notice by either party, or
2) multi-year contracts either non-cancelable or cancelable only with significant early termination fees, generally by giving six months written notice after the initial multi-year term. Committed contract revenues include only the non-cancelable portion of a contract.

COMPETITION

     Numerous firms supply marketing and advertising research products and services to CPG manufacturers and retailers. However, the Company and ACNielsen are the only major firms that provide scanner-based product tracking services to such manufacturers and retailers. In February 2001, VNU N.V. acquired the stock of ACNielsen, resulting in a combined company that has access to greater financial resources than the Company and is far larger than IRI in terms of worldwide revenues. In most of the product tracking services markets in which IRI and ACNielsen compete, ACNielsen currently maintains a larger market share. Principal competitive factors include: price, data quality, reliability, timeliness and comprehensiveness of analytical services and data; flexibility and innovation in tailoring services to client needs; experience; the capability of technical and client service personnel; and data processing and decision support software.

     The Company's market is very competitive and as a result of certain trends and general economic conditions, the industry is facing a number of challenges. Specifically, increasing customer consolidation among consumer packaged goods manufacturers has caused the overall market for retail tracking services to contract. In addition, retail tracking services offered by the Company and its competitors, particularly in the U.S., now cover less of the total marketplace than in prior years as a result of the decision by Wal-Mart in 2001 to discontinue providing its point-of-sale data to third party data suppliers, including the Company and ACNielsen, and the emergence and growth of new channels of trade that do not release point-of-sale data for inclusion in retail tracking services. Further, general global economic conditions in 2002 have resulted in pricing pressure and reductions in overall customer spending on retail tracking services. The Company expects these conditions to continue to impact the consumer packaged goods industry and the demand for retail tracking services for the foreseeable future.

     Due to certain fixed costs of the Company's operations, including data procurement and processing costs, erosion of its revenue base could have a significant impact on profitability. From time to time competitive factors such as quality, service and price cause clients to change their providers of retail tracking services. Because of the lag effect between notification by a client of its intent to switch suppliers and actual expiration of its contract, revenue gains and losses are generally not reflected in the financial results until the year following notification of a switch. Therefore, client gains and losses in a given year are a key indicator, but not the only indicator of the following year's performance. Other factors would include availability of new products as well as market conditions for selling non-tracking products such as analytic and store audit services.

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new products and services. In this regard, the Company is actively engaged in research and development of new database analyses and applications, software applications and services and data delivery systems. Expenditures for research and development for the years ended December 31, 2002, 2001 and 2000 approximated $11.2 million, $11.7 million and $15.8 million, respectively. All research and development expenditures were expensed as incurred.

PERSONNEL

     At December 31, 2002, the Company had approximately 3,600 full-time and 750 part-time employees worldwide. The Company depends to a significant extent on its skilled technical personnel to execute product development, delivery and client service. Its future success will depend to a large degree upon its ability to continue to hire, train and retain its professional staff.

WEBSITE ACCESS TO COMPANY REPORTS

     The Company maintains an internet website at www.infores.com. IRI makes available on the website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     The Company markets and provides its information services and software support services to U.S. clients from full-service sales offices in Bentonville, Arkansas; San Francisco and Los Angeles, California; Norwalk, Connecticut; Atlanta, Georgia; Waltham, Massachusetts; Minneapolis, Minnesota; Fairfield, New Jersey; Winston-Salem, North Carolina; Cincinnati, Ohio; Fort Washington, Pennsylvania as well as from its corporate headquarters in Chicago, Illinois. The Company markets to international clients through subsidiaries, joint ventures and/or offices in Belgium, Cyprus, France, Germany, Guatemala, Greece, Italy, Japan, Mexico, the Netherlands, Puerto Rico, Spain, United Kingdom and Venezuela as well as through its various distributors.

     Principal leased facilities of the Company are as follows:

                                                                                      APPROXIMATE
                                                                                      FLOOR AREA
               LOCATION                              PRINCIPAL OPERATION               (SQ. FT.)
               --------                              -------------------              -----------
Chicago, IL............................    Corporate headquarters and offices for
                                             professional staff                         370,000
Wood Dale, IL..........................    Computer facilities                           45,000
Regional sales and client service
  offices..............................    Sales, client service and analysis           209,000
International offices..................    Sales, client service, computer
                                             facilities and professional staff          228,000
Data collection facilities.............    Data collection and client test market
                                             control and cable TV studio
                                             facilities                                  58,000

ITEM 3. LEGAL PROCEEDINGS

     On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. (collectively, the "Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries, in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying/bundling services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and vi) disparaging the Company to financial analysts and clients. By the Action, the Company sought to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling. In procedural rulings, the District Court dismissed IRI's claims for injury suffered from Defendants' activities in foreign markets, where IRI operates through subsidiaries, and denied IRI leave to join such subsidiaries as parties. IRI continues to pursue any and all appeal rights of these procedural rulings prior to trial and to vigorously prosecute its claims for injuries in the U.S. and other markets, which the Company believes to be substantial.

     As previously reported, in 1999 IRI filed an action against Manugistics, Inc. in the Circuit Court of Cook County, Illinois. In this action IRI was seeking damages for Manugistics' alleged breach of a Data Marketing and Guaranteed Revenue Agreement and a related Non-Competition and Non-Solicitation Agreement. In December 2001, IRI and Manugistics settled their dispute under these agreements. Pursuant to the settlement agreement, Manugistics agreed to pay IRI a total of $8.625 million. Of this amount, $4.75 million was paid in cash installments. Manugistics also agreed to issue shares of its common stock representing the remaining $3.875 million (the "Settlement Shares"). On February 26, 2002, Manugistics issued the Settlement Shares to IRI. All of the Settlement Shares were sold by IRI for $3.875 million, net of commissions, on March 1, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                             AGE           POSITION WITH COMPANY AND BUSINESS EXPERIENCE
----                             ---           ---------------------------------------------
Joseph P. Durrett..............  57     Chairman of the Board of Directors, Chief Executive Officer
                                        and President of the Company since May 1999. President and
                                        Chief Executive Officer of Broderbund Software, Inc. from
                                        October 1996 to December 1998. Member of the Board of
                                        Directors of Broderbund Software, Inc. from October 1996 to
                                        September 1998. President, Chief Operating Officer and
                                        Director of Advo, Inc. from September 1992 to July 1996.
Andrew G. Balbirer.............  48     Executive Vice President and Chief Financial Officer of the
                                        Company since February 2000. Chief Executive Officer of
                                        Arkidata Corporation from October 1999 until February 2000.
                                        Independent Consultant from April 1998 to October 1999.
                                        Executive Vice President and Chief Operating Officer of Metz
                                        Baking Company (a division of Specialty Foods Corporation)
                                        from February 1996 to April 1998. Chief Executive Officer of
                                        Mother's Cake & Cookie Company (a division of Specialty
                                        Foods Corporation) from July 1995 to February 1996. Chief
                                        Financial Officer of Specialty Foods Corporation from
                                        February 1995 to February 1996. Prior to 1995, Mr. Balbirer
                                        served in various senior management positions, including
                                        Chief Financial Officer and General Manager of Consumer
                                        Products with The NutraSweet Company, then a wholly-owned
                                        subsidiary of Monsanto Company.
Edward C. Kuehnle..............  48     Group President of IRI North America since November 1999.
                                        Division President of Customer Sales and Service from
                                        October 1998 to November 1999. Vice President of Sales of
                                        Pharmacia & Upjohn Consumer Healthcare from January 1998 to
                                        September 1998. Manager of Strategic Services Group of
                                        Coopers & Lybrand Consulting, LLP from January 1997 to
                                        January 1998. Senior Vice President of Consumer & Medical
                                        Sales of Whitehall Robins Healthcare (a division of American
                                        Home Products Corp.) from July 1995 to October 1996.
                                        Executive Vice President of Marketing & Sales of American
                                        Home Foods (a division of American Home Products Corp.) from
                                        July 1994 to July 1995. Senior Vice President of Sales of
                                        American Home Foods from July 1993 to July 1995. Prior to
                                        July 1993, Mr. Kuehnle served in various senior management sales, marketing, and supply chain positions at
                                        Bristol-Myers Squibb Company.
Mark A. Tims...................  46     Group President of International Operations of the Company
                                        since January 2003. Managing Director of the Company's
                                        United Kingdom subsidiary, IRI InfoScan Ltd. from November
                                        1996 to January 2003. Managing Director of the Company's
                                        Netherlands operation, Information Resources GfK B.V. from
                                        April 2000 to January 2003.

NAME                             AGE           POSITION WITH COMPANY AND BUSINESS EXPERIENCE
----                             ---           ---------------------------------------------
Monica M. Weed.................  42     Executive Vice President and General Counsel of the Company
                                        since November 1998. Corporate Secretary since February
                                        2000. Assistant Secretary from May 1993 to February 2000.
                                        Senior Vice President and Assistant General Counsel of the
                                        Company from December 1994 to November 1998. Vice President of the Company from September 1991 to December 1994.
Mary K. Sinclair...............  39     Executive Vice President and Corporate Controller of the
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

     The high and low closing sales prices for the Company's Common Stock were as follows:

                          QUARTERS                               HIGH      LOW
                          --------                              ------    -----
2001
  1st quarter...............................................    $ 6.50    $3.06
  2nd quarter...............................................    $10.34    $5.40
  3rd quarter...............................................    $11.16    $5.75
  4th quarter...............................................    $ 9.44    $5.45
2002
  1st quarter...............................................    $ 9.38    $6.90
  2nd quarter...............................................    $10.52    $7.96
  3rd quarter...............................................    $ 8.36    $3.53
  4th quarter...............................................    $ 3.94    $1.55

     The last sale price on February 28, 2003 was $1.72 per share. As of February 28, 2003 there were 1,539 record holders of the Company's Common Stock.

     The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings for use in the Company's business. Accordingly, the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. There are restrictions in IRI's bank revolving credit facility and certain lease agreements which prohibit the payment of dividends without prior consent and limit the purchase or redemption of Common Stock. (See Note 9 of the Notes to the Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                                                   YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         2002      2001      2000      1999      1998
                                                        ------    ------    ------    ------    ------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
HISTORICAL RESULTS OF OPERATIONS
Revenue.............................................    $554.8    $555.9    $530.9    $546.3    $511.3
                                                        ======    ======    ======    ======    ======
Special charges, net(1).............................    $(14.9)   $(15.4)   $(13.6)   $(24.8)   $  --
                                                        ======    ======    ======    ======    ======
Defined contribution plan expense(2)................    $  --     $  --     $  --     $ (7.9)   $  --
                                                        ======    ======    ======    ======    ======
Operating profit (loss).............................    $ (9.1)   $ (4.9)   $(12.3)   $(32.6)   $  7.0
                                                        ======    ======    ======    ======    ======
Earnings (loss) before cumulative effect of
  accounting change.................................    $ (6.0)   $ (3.9)   $ (7.5)   $(18.4)   $  3.8
                                                        ======    ======    ======    ======    ======
Cumulative effect of accounting change -- impairment
  of goodwill(3)....................................    $ (7.1)   $  --     $  --     $  --     $  --
                                                        ======    ======    ======    ======    ======
Net earnings (loss).................................    $(13.0)   $ (3.9)   $ (7.5)   $(18.4)   $  3.8
                                                        ======    ======    ======    ======    ======
Net earnings (loss) per common share before
  cumulative effect of accounting
  change -- basic(3)................................    $(0.20)   $(0.13)   $(0.26)   $(0.66)   $ 0.13
                                                        ======    ======    ======    ======    ======
Net earnings (loss) per common share -- basic.......    $(0.44)   $(0.13)   $(0.26)   $(0.66)   $ 0.13
                                                        ======    ======    ======    ======    ======
Weighted average common shares -- basic.............      29.5      29.2      29.0      28.0      28.6
                                                        ======    ======    ======    ======    ======
Net earnings (loss) per common and common equivalent
  share before cumulative effect of accounting
  change -- diluted(3)..............................    $(0.20)   $(0.13)   $(0.26)   $(0.66)   $ 0.13
                                                        ======    ======    ======    ======    ======
Net earnings (loss) per common and common equivalent
  share -- diluted..................................    $(0.44)   $(0.13)   $(0.26)   $(0.66)   $ 0.13
                                                        ======    ======    ======    ======    ======
Weighted average common and common equivalent
  shares -- diluted.................................      29.5      29.2      29.0      28.0      29.0
                                                        ======    ======    ======    ======    ======
BALANCE SHEET DATA
Total assets........................................    $359.2    $353.4    $365.2    $368.5    $369.3
                                                        ======    ======    ======    ======    ======
Working capital.....................................    $(30.0)   $(27.1)   $(15.2)   $(11.1)   $  5.2
                                                        ======    ======    ======    ======    ======
Long-term debt......................................    $  4.5    $  2.2    $ 24.6    $ 10.8    $  4.6
                                                        ======    ======    ======    ======    ======
Stockholders' equity................................    $203.7    $210.8    $213.1    $225.0    $238.5
                                                        ======    ======    ======    ======    ======
Book value per common share.........................    $ 6.83    $ 7.17    $ 7.33    $ 7.74    $ 8.56
                                                        ======    ======    ======    ======    ======
Dividends paid per common share.....................    $  --     $  --     $  --     $  --     $  --
                                                        ======    ======    ======    ======    ======
ADDITIONAL FINANCIAL INFORMATION
Deferred data procurement costs.....................    $140.9    $129.0    $124.8    $130.2    $120.5
                                                        ======    ======    ======    ======    ======
Capital expenditures................................    $ 14.0    $ 20.9    $ 19.8    $ 31.1    $ 33.7
                                                        ======    ======    ======    ======    ======

---------------
(1) In 2002, special charges aggregated $14.9 million relating to the Company's restructuring programs and a workforce reduction in the fourth quarter of the year. During 2001, the Company recorded net charges aggregating $15.4 million reflecting $17.4 million of charges relating to its restructuring programs and $2.0 million of other income resulting from the settlement of the dispute with Manugistics. During 2000, the Company recorded charges aggregating $14.5 million relating to its restructuring program and ($0.9) million relating to other charges. In December 1999, the Company recorded a $19.7 million charge relating to its restructuring program and a $5.1 million charge resulting from asset impairments, primarily goodwill at IRI Germany. (See Notes 4 and 11 of the Notes to Consolidated Financial Statements).

(2) In December 1999, the Company adopted the Information Resources, Inc. Nonqualified Defined Contribution Plan (the "Plan"). In December 1999, the Company made an irrevocable contribution of 877,000 shares of IRI common stock to the Plan trust, resulting in a $7.9 million charge which represents the fair market value of the common stock contribution.

(3) In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". As required by Statement No. 142, a goodwill impairment test was performed as of January 1, 2002 and the Company recognized a goodwill impairment charge of $7.1 million as the cumulative effect of a change in accounting principle in the Statement of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's market is very competitive and as a result of certain trends and general economic conditions, the industry is facing a number of challenges. Specifically, increasing customer consolidation among consumer packaged goods manufacturers has caused the overall market for retail tracking services to contract. In addition, retail tracking services offered by the Company and its competitors, particularly in the U.S., now cover less of the total marketplace than in prior years as a result of the decision by Wal-Mart in 2001 to discontinue providing its point-of-sale data to third party data suppliers, including the Company and ACNielsen, and the emergence and growth of new channels of trade that do not release point-of-sale data for inclusion in retail tracking services. Further, general global economic conditions in 2002 have resulted in pricing pressure and reductions in overall customer spending on retail tracking services. The Company expects these conditions to continue to impact the consumer packaged goods industry and the demand for retail tracking services for the foreseeable future. See "Business -- Competition."

     The Company's revenues are affected in any given year by the net effect of client gains and losses. The impact of client gains and losses has a somewhat delayed effect on reported revenues in the Company's consolidated financial statements. This lagging effect is due to the long-term nature of many contracts and the fact that there is generally a period of transition between the date on which a client makes a contract decision and the effective date of the agreement. In addition, because of certain fixed costs of the Company's retail tracking operations, including data procurement and processing costs, small variations in revenue can have a significant impact on profitability.

     With respect to the Company's U.S. retail tracking business, certain client decisions in 2002, including the decision by one of IRI's largest clients, Procter & Gamble ("P&G"), not to renew their retail tracking business with IRI in the U.S. will negatively impact 2003 U.S. revenues and operating results. However, the Company believes that, on a consolidated basis, it will be able to mitigate the earnings impact of these U.S. revenue losses in 2003 by the addition of new retail tracking clients that will begin generating revenue in 2003, increases in the sales of existing and new products to its current client base and the realization of further cost efficiencies. In addition, although IRI will stop providing retail tracking data to P&G in the second half of 2003, the Company expects to continue to provide some services to P&G in 2003 and beyond.

     The Company's Panel, Analytics and Testing business is growing through increased spending by existing customers, the addition of new customers and the introduction of new products and services. For example, in the U.S., the Company has been experiencing increased demand for its panel and analytics services resulting in an 11.2% increase in 2002 over the prior year. The Company anticipates continued growth in these areas of its business as CPG companies require increasingly more and advanced consumer intelligence and analysis.

     The Company also continued to experience revenue growth in 2002 in most of the Company's European markets, with the notable exception being Germany. Although International operating losses were higher in 2002, they were primarily driven by the Company's German operation. Losses from the German operation in 2002 increased over the prior year as a result of the Company's transition to a new service in that country. As discussed below in Special Charges, German production was transitioned to the U.S. in the first quarter of

2002. However, the German operation was also transitioning customers to a new scan-based service during 2002 and experienced difficulty meeting client expectations during this transition. This resulted in lower revenues due to lost customers and credits provided to existing customers. Absent the losses attributable to the Company's German business, the Company's International operations would have reflected a profit in 2002. The Company believes that most of the operational difficulties in Germany have been addressed and that results will improve in 2003. Management continues to evaluate various options to achieve International operating profit.

     In February 2003, the Company announced the retention of an investment banking firm to assist in its exploration of strategic options. Such options include selling all or parts of the Company, joint ventures, restructuring and capital infusions.

  GOODWILL IMPAIRMENT

     The Company performed a goodwill impairment test as required by Statement No. 142 to determine the implied fair value of the goodwill recorded on its books as of January 1, 2002. As the goodwill related entirely to previous international transactions, the fair value was estimated by discounting the estimated future cash flows of the international reporting unit. Based on this analysis, the Company recognized a goodwill impairment charge of $7.1 million. In accordance with Statement No. 142, the charge was reflected as the cumulative effect of a change in accounting principle in the Statement of Operations.

  SPECIAL CHARGES

     Since 1999, the Company has undertaken major initiatives resulting in significant or incremental expenditures that have been classified as Special Charges in the Statement of Operations. In 2002, Special Charges aggregated $14.9 million relating to the Company's restructuring programs and a workforce reduction in the fourth quarter of the year. Special Charges are discussed in detail below. Management reviews the operations and related costs on a continuous basis and believes further charges are likely to be required in 2003.

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

     Allowance for Bad Debts: IRI maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No client accounted for 10% or more of consolidated revenue in 2002, 2001 or 2000.

     Deferred Taxes: The Company has significant net operating loss carryforwards that result in a deferred tax asset. The asset has been reduced by a valuation allowance to an amount that is more likely than not to be realized. Realization of the asset is primarily dependent on the future recognition of substantial taxable income resulting from the reversal of existing net temporary differences. However, in the event that IRI were to determine that the deferred tax asset would not be realized, a material adjustment to the deferred tax asset could be required.

     Investments: The Company has equity investments in companies having operations in areas within its strategic focus. An investment impairment charge is required if management believes the investment has experienced a decline in value that is other than temporary. The Company is required to review all of its investments periodically for impairment, however, the investments are in non-marketable equity securities for which no open market valuations are available and the impairment analysis requires significant judgment. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments and the Company may be required to record an impairment charge in the future.

     Deferred Data Procurement Costs: IRI capitalizes data procurement expenditures as an asset and amortizes the expenditures over a period of 28 months, which is the average number of months of back-data provided to clients. Capitalized costs include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. The asset is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of the undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If estimates of cash flows change in the future, the Company may be required to reduce the carrying value of the asset resulting in a material non-cash expense in the Statement of Operations.

RESULTS OF OPERATIONS

     Consolidated revenues in 2002 were slightly lower than 2001 while 2001 revenues increased 4.7% over 2000. 2002 net losses were $13.0 million compared to losses of $3.9 million in 2001 and losses of $7.5 million in 2000.

     The Company considers the aggregation of operating profit (loss), equity earnings (losses) and minority interests ("operating results") on a geographic basis to be a meaningful measure of the Company's operating performance. A comparative analysis of consolidated revenues and operating results for the years ended December 31, 2002, 2001 and 2000 follows (in thousands):

                                                            2002        2001        2000
                                                          --------    --------    --------
Revenues:
  U.S. Services.......................................    $411,572    $420,321    $397,895
  International Services..............................     143,268     135,547     133,028
                                                          --------    --------    --------
       Total..........................................    $554,840    $555,868    $530,923
                                                          ========    ========    ========
Operating Results:
  U.S. Services.......................................    $ 20,892    $ 25,895    $ 15,833
  International Services
     Operating loss...................................      (8,800)     (4,405)     (4,628)
     Minority interests benefit.......................         610       2,694       2,746
     Equity in earnings (losses) of affiliated
       companies......................................         (78)        311         575
                                                          --------    --------    --------
       Subtotal -- International Services.............      (8,268)     (1,400)     (1,307)
  Corporate and other expenses including equity in
     loss of affiliated companies.....................      (5,874)    (11,275)    (10,960)
  Special charges, net................................     (14,915)    (15,434)    (13,590)
                                                          --------    --------    --------
       Operating Results..............................    $ (8,165)   $ (2,214)   $(10,024)
                                                          ========    ========    ========

     Revenues from the Company's U.S. Services business in 2002 were 2.1% lower than in 2001, while revenues in 2001 were 5.6% higher than in 2000. The decrease in 2002 revenue was primarily due to a 5.1% decrease in retail tracking revenue that was partially offset by an 11.2% increase in revenue from panel and analytics products and services. The decline in retail tracking revenue is primarily a result of the delayed impact of customer losses in 2001 that were not completely offset by revenues generated from new customers and increased spending by existing customers during 2002. The increase in 2001 over 2000 revenue was primarily due to a 17.1% increase in analytic and panel revenue, a 2.8% increase in retail tracking services driven primarily by the growth of the Company's Web access portal, CPGNetwork, and a 10.7% increase in retail audit services.

     U.S. operating results before special charges decreased by $5.0 million or 19.3% due to a 2.1% decrease in revenues that was partially offset by a 1.0% decline in expenses. While the Company incurred additional costs associated with the growth of its analytics business, these costs were generally offset by savings in a number of other areas as a result of the Company's ongoing cost saving efforts. Additionally, 2002 incentive compensation was less than the prior year due to lower operating results. U.S. operating results before special charges increased $10.1 million or 63.5% in 2001 due to a 5.6% increase in revenues partially offset by a 3.2% increase in expenses.

     International Services revenues in 2002 increased by 5.7%, 1.0% in local currency, over 2001. Revenues in 2001 increased by 1.9%, 6.0% in local currency, over 2000. Operating results, before special charges, for the Company's International businesses reflected an $8.3 million loss for 2002 compared to a loss of $1.4 million in 2001. The higher losses in 2002 were primarily driven by the Company's German operation. Revenue growth continued in 2002 in most of the Company's European markets, with the notable exception being Germany. Excluding Germany and the impact of currency, International revenues increased 4.0%. Expense increases in 2002 of 4.0% on a local currency basis offset the favorable impact of revenue growth. However, excluding Germany, International operating results were positive in 2002 and 2001. International operating results, before special charges, reflected a $1.4 million loss in 2001 compared to a $1.3 million loss in 2000. Revenue growth continued in 2001 in the Company's European markets, primarily in the U.K., France, Italy and Spain. Expense increases in 2001 of 5.0% on a local currency basis partially offset the favorable impact of revenue growth.

     Year Ended December 31, 2002: Consolidated net losses were $13.0 million in 2002 compared to net losses of $3.9 million in 2001. The 2002 net loss increased primarily due to lower U.S. and international contributions and a charge of $7.1 million relating to the cumulative effect of an accounting change for goodwill. Results in 2002 reflect a net after tax charge of $9.4 million for special charges compared to $9.7 million in 2001. (See further discussion of Special Charges below.)

     Consolidated revenues decreased slightly to $554.8 million in 2002. U.S. revenues decreased 2.1% primarily due to a decrease in retail tracking revenue of 5.1% that was partially offset by an 11.2% increase in revenue from panel and analytics products and services. International revenues increased 5.7% over 2001, however, international revenue growth in local currency was 1.0%, reflecting the strength of the European currencies versus the U.S. dollar. Excluding Germany and the impact of currency, international revenue grew 4.0% reflecting continued growth in the Company's European markets, primarily in the U.K., France, Italy and Spain.

     Consolidated cost of information services sold increased by $8.1 million, or 1.6%, to $502.1 million in 2002. The increase is primarily the result of foreign currency exchange effects. While the Company incurred additional costs associated with the growth of its analytics business, these costs were generally offset by savings in a number of areas as a result of the Company's ongoing cost saving efforts and reduced incentive compensation.

     Consolidated selling, general and administrative expenses decreased by $4.4 million, or 8.5%, to $47.0 million for 2002. The unfavorable impact of strengthening European currencies during 2002 was more than offset by lower costs as a result of ongoing cost savings efforts.

     Special charges are discussed below.

     Interest and other expenses were $0.3 million for 2002 compared to $3.1 million in 2001. The decrease in 2002 is due to lower interest expense resulting from decreased bank borrowings and foreign exchange gains resulting from the strength of the European currencies against the U.S. dollar during 2002. The Company's 2002 income tax benefit was lower than the income tax rates computed using the U.S. Federal statutory rate primarily due to the effects of non-deductible expenses.

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

     The Company performed a goodwill impairment test as required by Statement No. 142 to determine the implied fair value of the goodwill recorded on its books as of January 1, 2002. Based on this analysis, the Company recognized a goodwill impairment charge of $7.1 million and reflected the charge as the cumulative effect of a change in accounting principle in the Statement of Operations.

     Proforma results for 2001, had the provisions of Statement No. 142 been applied and no goodwill impairment recorded, would have been a net loss of $3.0 million or $.10 per diluted share compared to a reported net loss of $3.9 million or $.13 per diluted share.

     Year Ended December 31, 2001: Consolidated net losses were $3.9 million in 2001 compared to net losses of $7.5 million in 2000. The 2001 net loss decreased primarily due to higher revenues, which outpaced increases in operating and special charges. Results in 2001 reflect a net after tax charge of $9.7 million for special charges compared to $7.9 million in 2000. (See further discussion of Special Charges below.)

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

     Consolidated cost of information services sold increased by $19.8 million, or 4.2%, to $493.9 million in 2001. The increase is primarily attributable to increases in compensation and benefits and market operations resulting from increased revenues. These increases were offset by declines in office and travel expenses. Additionally, the strength of the U.S. dollar versus European currencies favorably impacted expenses.

     Consolidated selling, general and administrative expenses decreased by $4.0 million, or 7.2%, to $51.4 million for 2001. The decrease is primarily attributable to declines in recruiting and office expenses.

     Special charges are discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $9.0 million consolidated cash balance and $26.9 million available, net of letters of credit, under the Company's new revolving credit facility discussed below, as of December 31, 2002. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's new credit agreement, which contains covenants restricting the Company's ability to incur additional indebtedness, expires in July 2005. The new bank revolving credit facility includes financial and non-financial covenants as discussed below. The Company expects to be in compliance with all of its covenants during 2003 however, if the Company violates a covenant that the bank group is unwilling to amend or waive, and the bank group declares a default under the credit agreement, liquidity could be negatively impacted.

     Cash Flow for the Year Ended December 31, 2002: Consolidated net cash provided by operating activities was $154.3 million for the year ended December 31, 2002 compared to $179.7 million in 2001. This decrease was primarily attributable to changes in accounts receivable and accounts payable resulting from the timing of collections and payments and including a $10.9 million cash payment the Company received in 2001 as an early termination fee on a client contract that was to expire in 2005.

     Consolidated cash used in net investing activities was $156.5 million in 2002 compared to $154.9 million in 2001. Investing activity in 2002 reflects higher expenditures for data procurement relating to product enhancements. Additionally, data expenditures were higher due to the impact of currency on international data payments as well as increased international retailer payments. These expenditures were partially offset by lower expenditures for capital. 2001 investing activity also included payments made in connection with the formation of Mosaic InfoForce, L.P.

     Net cash used before financing activities was $2.2 million in 2002 compared to net cash provided before financing activities of $24.7 million in 2001. Consolidated cash used by net financing activities was $3.3 million in 2002 compared to $22.6 million in 2001. In 2002, the Company purchased $1.2 million of its stock compared to $0.2 million of stock purchases in 2001. Additionally the Company repaid $21.0 million under its revolving line of credit during 2001.

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

     Financings: On July 12, 2002, the Company replaced its existing $35.0 million credit facility, which was scheduled to expire in October 2002, with a new $40.0 million credit facility. The new facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. The weighted average interest rate at December 31, 2002 was 4.17%. The new credit facility expires in July 2005. Under the new credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets.

     The financial covenants in the new credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. The new bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of December 31, 2002, the Company was in compliance with all covenants.

     Contractual Obligations and Commercial Commitments: Following is a summary of the Company's commitments as of December 31, 2002 (in thousands):

                                                                  PAYMENTS DUE BY PERIOD
                                                 --------------------------------------------------------
                                                                                                   AFTER
           CONTRACTUAL OBLIGATIONS                TOTAL       2003      2004-2005    2006-2007     2007
           -----------------------               --------    -------    ---------    ---------    -------
Long-Term Debt...............................    $  1,177    $   914     $   263      $   --      $   --
Capital Lease Obligations....................       6,957      2,725       4,232          --          --
Operating Leases.............................     105,506     25,756      34,828       21,447      23,475
Other Liabilities............................         885        885         --           --           --
                                                 --------    -------     -------      -------     -------
     Total Contractual Cash Obligations......    $114,525    $30,280     $39,323      $21,447     $23,475
                                                 ========    =======     =======      =======     =======

                                                                           AMOUNT OF COMMITMENTS
                                                                           EXPIRATION PER PERIOD
                                                      TOTAL      -----------------------------------------
                                                     AMOUNTS                                         AFTER
OTHER COMMERCIAL COMMITMENTS                        COMMITTED     2003     2004-2005    2006-2007    2007
----------------------------                        ---------    ------    ---------    ---------    -----
Standby Letters of Credit.......................     $3,847      $3,847      $--          $ --       $ --
Guarantees -- Mosaic InfoForce, L.P.............      1,538       1,094       444           --         --
                                                     ------      ------      ----         -----      -----
     Total Commercial Commitments...............     $5,385      $4,941      $444         $ --       $ --
                                                     ======      ======      ====         =====      =====

     Common Stock Repurchase Program: During 2000, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced in August 2000 that was established to acquire shares to fund the Company's 2000 Employee Stock Purchase Plan ("ESPP"). The program, approved by the Company's Board of Directors, authorized the periodic repurchase of up to one million shares of its Common Stock on the open market, or in privately negotiated transactions, depending upon market conditions and other factors. During 2002, the Company purchased 210,000 shares of Common Stock aggregating $1.2 million at an average cost of $5.70 per share. The Company purchased 40,000 shares of Common Stock aggregating $0.2 million during 2001 at an average cost of $5.50 per share. During 2002, the Company sold 286,452 shares, 210,000 shares of which were held in treasury and the remainder of which were newly issued shares of Common Stock, for $0.7 million to employees participating in the ESPP. During 2001, the Company sold 199,720 shares, 40,000 shares of which were held in treasury and the remainder of which were newly issued shares of Common Stock, for $0.8 million to employees participating in the ESPP. During 2000, the Company sold 158,827 shares of Common Stock, which were held in treasury, for $0.4 million to employees participating in the ESPP.

     Other Deferred Costs: Consolidated deferred data procurement expenditures were $140.9 million, $129.0 million and $124.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. These expenditures are amortized over a period of 28 months, which is the average number of months of back-data provided to clients, and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. Deferred data procurement expenditures for the Company's U.S. services business were $81.7 million, $76.4 million and $74.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in deferred data procurement expenditures in 2002 over the prior year is primarily due to increased causal collection costs associated with InfoScan product enhancements. The increase in deferred data expenditures in 2001 over the prior year was primarily due to higher payments for convenience and drug store data. The Company's International services business deferred data procurement expenditures were $59.2 million, $52.6 million and $50.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. International expenditures increased in 2002 due to the impact of currency, product enhancements as well as increased retailer payments. The increase in deferred data expenditures in 2001 over the prior year was primarily due to increases in retailer payments in the U.K. and France.

     Capital Expenditures: Consolidated capital expenditures were $14.0 million, $20.9 million and $19.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Capital expenditures for the Company's U.S. services business were $10.1 million, $16.5 million, and $14.0 million, while depreciation expense was $22.8 million, $24.4 million and $25.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Non-cash investing and financing activities are excluded from the consolidated Statement of Cash Flows. In 2002, the Company acquired computer and data collection equipment for $6.5 million in exchange for capital leases. During 2001, the Company acquired computer software licenses for $4.8 million in exchange for long-term obligations and during 2000, the Company acquired mainframe computer equipment in exchange for a capital lease obligation recorded at $7.4 million. The Company's International services business capital expenditures were $3.9 million, $4.4 million and $5.8 million, while depreciation expense was $4.9 million, $4.5 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Consolidated capitalized software development costs, primarily in the U.S., were $2.2 million, $2.1 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     NOL & Tax Credit Carryforwards: As of December 31, 2002, the Company had cumulative U.S. federal taxable net operating loss ("NOL") carryforwards of $116.8 million which expire primarily in 2009, 2011, 2020 and 2022. At December 31, 2002, the Company also had U.S. tax credit carryforwards of $7.0 million, $5.8 million of which expire primarily between 2003 and 2012, and the remainder of which can be carried forward indefinitely. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to potential adjustment. U.S. tax rules could limit the utilization of these carryforwards in the event of a future change in ownership of the Company.

     The Company has reduced the deferred tax liabilities in its consolidated financial statements by the deferred tax assets related to its U.S. federal and state NOL carryforwards and certain foreign NOL carryforwards. The Company expects to realize these deferred tax assets primarily from future recognition of substantial taxable income resulting from the reversal of $90.2 million of existing net temporary differences.

     Impact of Inflation: Inflation has slowed in recent years, however the Company's results of operations are impacted by rising prices given the labor intensive nature of the business. The Company passes increased costs on to customers with multi-year contracts by adjusting sales prices through consumer price index increases to the extent provided for in such contracts.

SPECIAL CHARGES

     Since 1999, the Company has undertaken major initiatives as described below resulting in significant or incremental expenditures that have been classified as special charges in the Statement of Operations.

     2002 Workforce Reduction: In the fourth quarter of 2002, the Company eliminated approximately 5% of its total workforce in the United States and Europe through layoffs and the elimination of open positions. A charge of $7.8 million was recorded in the fourth quarter of 2002 for severance and other costs related to the layoffs in accordance with EITF Issue No. 94-3. The Company expects to realize cost savings of approximately $15.0 million per year as a result of the workforce reduction.

     Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta. The objective of Project Delta was to improve productivity and operating efficiencies to reduce the Company's ongoing cost structure in its U.S. operations. As a result, 16% of the U.S. workforce was eliminated. The work outlined as part of Project Delta was completed during the third quarter of 2001. A restructuring accrual was established in 1999 to reflect certain of the outstanding obligations related to 1999 restructuring charges. Certain costs were not eligible for accrual in 1999 in accordance with EITF Issue No. 94-3 and were recorded during 2000 and 2001. The Company realized cost savings from Project Delta of $30.0 million in 2000 and an additional $10.0 million in 2001, before the impact of certain other planned cost increases.

     Transition of German Production to U.S. Facility: The Company made the decision in the fourth quarter of 1999 to transfer production services for IRI Germany from an external vendor in Germany to the Company's U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. The transition of German production to the U.S. facility began in the first quarter of 2000 and was completed in the first quarter of 2002.

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

     The following tables reflect special charges incurred during 2002, 2001 and 2000 and all cash payments made to date (in thousands):

                                                                   2002 ACTIVITY
                                        LIABILITY        ---------------------------------
                                     (RECEIVABLE) AT                                            LIABILITY AT
                                    DECEMBER 31, 2001    PROVISION      CASH      NON-CASH    DECEMBER 31, 2002
                                    -----------------    ---------    --------    --------    -----------------
SPECIAL CHARGES
  2002 workforce reduction........       $   --           $ 7,763     $   (144)   $   --           $ 7,619
  Project Delta
     Termination benefits.........           634             (240)        (394)       --               --
     Discontinued activities......           265              --           (46)       --               219
  Transition of German production
     to U.S. facility.............           592            1,131       (1,723)       --               --
  Information technology
     assessment...................         1,413            6,261       (7,674)       --               --
  Other items.....................        (1,036)             --         1,036        --               --
                                         -------          -------     --------    -------          -------
                                         $ 1,868          $14,915     $ (8,945)   $   --           $ 7,838
                                         =======          =======     ========    =======          =======

                                                                   2001 ACTIVITY
                                                         ---------------------------------        LIABILITY
                                      LIABILITY AT                                             (RECEIVABLE) AT
                                    DECEMBER 31, 2000    PROVISION      CASH      NON-CASH    DECEMBER 31, 2001
                                    -----------------    ---------    --------    --------    -----------------
SPECIAL CHARGES
  Project Delta
     Termination benefits.........       $ 2,029          $ 1,362     $ (2,757)   $   --           $   634
     Discontinued activities......           541            2,025         (276)    (2,025)             265
     Disposition of excess office
       space......................           --                24          (24)       --               --
     Other costs..................           --             2,926       (2,926)       --               --
  Transition of German production
     to U.S. facility.............           --             7,828       (7,236)       --               592
  Information technology
     assessment...................           --             3,305       (1,892)       --             1,413
  Other items.....................           --            (2,036)       1,000        --            (1,036)
                                         -------          -------     --------    -------          -------
                                         $ 2,570          $15,434     $(14,111)   $(2,025)         $ 1,868
                                         =======          =======     ========    =======          =======

                                                                   2000 ACTIVITY
                                      LIABILITY AT       ---------------------------------      LIABILITY AT
                                    DECEMBER 31, 1999    PROVISION      CASH      NON-CASH    DECEMBER 31, 2000
                                    -----------------    ---------    --------    --------    -----------------
SPECIAL CHARGES
  Project Delta
     Termination benefits.........       $ 8,391          $ 3,649     $(10,011)   $   --           $ 2,029
     Discontinued activities......           --             3,443       (1,302)    (1,600)             541
     Disposition of excess office
       space......................           494              557         (534)      (517)             --
     Other costs..................           --             2,168       (2,168)       --               --
  Transition of German production
     to U.S. facility.............           --             4,680       (4,680)       --               --
  Other items.....................           --              (907)         907        --               --
                                         -------          -------     --------    -------          -------
                                         $ 8,885          $13,590     $(17,788)   $(2,117)         $ 2,570
                                         =======          =======     ========    =======          =======

  2002 WORKFORCE REDUCTION

     In the fourth quarter of 2002, the Company decided to terminate approximately 140 full-time employees in the United States and Europe in 2002 and the beginning of 2003. The Company recorded a charge of $7.8 million in the fourth quarter of 2002 for termination benefits when communication of such benefits had been made to affected employees.

  PROJECT DELTA

     Termination Benefits: In the fourth quarter of 1999, the Company decided to terminate approximately 325 full-time positions during 2000, impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as corporate headquarters. The Company recorded a charge of $8.4 million in 1999 for termination benefits when communication of such benefits had been made to affected employees. Additional provisions of $1.4 million and $3.6 million were made in 2001 and 2000, respectively, to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999. As of December 31, 2001, 397 employees had been terminated under various Project Delta initiatives.

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

     Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, office space was reduced. The Company recorded $0.02 million and $0.6 million of charges in 2001 and 2000, respectively, relating to accelerated depreciation on leasehold improvements and furniture and fixtures and lease buyouts associated with these facilities.

     Other Costs: Other costs in 2001 and 2000 relate primarily to consulting fees paid to third parties for assistance in the identification of process improvements and efficiencies within the U.S. operations.

  TRANSITION OF GERMAN PRODUCTION TO U.S. FACILITY

     During 2002, 2001 and 2000, charges of approximately $1.1 million, $7.8 million and $4.7 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consist primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

  INFORMATION TECHNOLOGY ASSESSMENT

     These costs related primarily to consulting fees paid to a third party in connection with the technology project.

  FUTURE RESTRUCTURING CHARGES

     Management reviews the operations and related costs on a continuous basis and believes further charges are likely to be required in 2003.

  OTHER ITEMS

     Dispute Settlement: During the fourth quarter of 2001, the Company settled a dispute with Manugistics, Inc. as further discussed in Note 11, Legal Proceedings, of the Notes to Consolidated Financial Statements. Manugistics agreed to pay IRI a total of $8.625 million, resulting in a gain of $2.0 million which was reflected as other income in Special Charges.

     Asset Impairments: In the fourth quarter of 1999, Special Charges included a $0.9 million charge for a non-current receivable reserve. This reserve was reversed during 2000 pursuant to a settlement agreement reached with the other party.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date that a commitment to an exit or disposal plan is made. Examples of costs covered by the statement include lease termination expenses and certain employee severance costs that are associated with a restructuring, discontinuing an operation or other exit or disposal activities. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, and requires guarantors to make significant new disclosures, even if the likelihood of making payments under the guarantees is remote. The initial recognition and measurement provisions of FIN No. 45 are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements issued after December 15, 2002.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIE), defined as a separate legal structure that either 1) does not have equity investors with voting rights, or 2) has equity investors with voting rights that do not provide sufficient financial resources for the entity to support its own activities. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE's residual return, and also requires disclosures concerning VIEs that a company is not required to consolidate but in which it has a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the VIE was created. The Company and Mosaic Group, Inc. formed a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company currently has a 49% ownership interest and Mosaic Group, Inc., through wholly-owned subsidiaries, owns the remainder. The Company is currently in the process of a complex analysis to determine if MIF is a VIE and if so which, if any entity, is the primary beneficiary for consolidation purposes.

FORWARD LOOKING INFORMATION

     All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, statements regarding industry prospects, our future results of operations or financial position, and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements and reflect our current expectations and are inherently uncertain. The Company's actual results may differ significantly from our expectations for a number of reasons, including risks and uncertainties relating to:

     - customer renewals of service contracts

     - timing of significant new customer engagements

     - competitive conditions

     - the Company's ability to successfully implement its cost containment efforts

     - client acceptance of new products and services

     - potential loss or increased cost of ongoing supply of point-of-sale data from cooperating retailers

     - changes in client spending for the non-contractual services the Company offers

     - the success of technology alternatives currently being developed or implemented by the Company to provide access to Company data

     - other technology changes that may impact Company services

     - material changes in partnerships and strategic alliances

     - foreign currency exchange rates

     - adverse impacts on liquidity

     - other factors beyond the Company's control

     These risks and uncertainties are described herein and in reports and other documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-K:

                                                                     PAGE
                                                                     NO.
                                                                     ----
(a)  Financial Statements Report of Independent Auditors.........     28
     Consolidated Balance Sheets at December 31, 2002 and 2001...     29
     Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000............................     30
     Statement of Changes in Stockholders' Equity and
     Comprehensive Income for the years ended December 31, 2002,
     2001 and 2000...............................................     31
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000............................     32
     Notes to Consolidated Financial Statements..................     33

(b)  Supplementary Data
     Summary of Quarterly Data...................................     51

     Financial statement schedule is included on page 56 preceding the signature page of this report (see Item 15).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders Information Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Information Resources, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Resources, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

ERNST & YOUNG LLP

Chicago, Illinois
February 5, 2003

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2002         2001
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................    $   8,968    $  13,708
  Accounts receivable, net..................................       85,453       74,669
  Prepaid expenses and other................................       15,801       11,283
                                                                ---------    ---------
       Total Current Assets.................................      110,222       99,660
                                                                ---------    ---------
Property and equipment, at cost.............................      234,857      214,392
Accumulated depreciation....................................     (171,478)    (144,461)
                                                                ---------    ---------
       Net Property and Equipment...........................       63,379       69,931
Deferred income taxes.......................................        6,286        7,465
Investments.................................................       13,165       14,573
Other assets................................................      166,145      161,794
                                                                ---------    ---------
                                                                $ 359,197    $ 353,423
                                                                =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt......................    $   3,639    $   3,549
  Accounts payable..........................................       66,614       59,708
  Accrued compensation and benefits.........................       17,797       20,368
  Accrued property, payroll and other taxes.................        1,876        1,949
  Other accrued expenses....................................        6,207        5,851
  Accrued restructuring costs...............................        7,838        2,904
  Deferred revenue..........................................       36,247       32,464
                                                                ---------    ---------
       Total Current Liabilities............................      140,218      126,793
                                                                ---------    ---------
Long-term debt..............................................        4,495        2,234
Other liabilities...........................................       10,812       13,565
STOCKHOLDERS' EQUITY
  Preferred stock -- authorized 1,000,000 shares, $.01 par
     value; none issued.....................................          --           --
  Common stock -- authorized 60,000,000 shares, $.01 par
     value; 29,808,550 and 29,397,373 shares issued and
     outstanding, respectively..............................          301          297
  Additional paid-in capital................................      202,857      200,826
  Retained earnings.........................................        6,906       19,945
  Accumulated other comprehensive loss......................       (6,392)     (10,237)
                                                                ---------    ---------
       Total Stockholders' Equity...........................      203,672      210,831
                                                                ---------    ---------
                                                                $ 359,197    $ 353,423
                                                                =========    =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                2002           2001           2000
                                                              ---------      ---------      ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Information services revenues.............................    $ 554,840      $ 555,868      $ 530,923
Costs and expenses:
  Information services sold...............................     (502,053)      (493,944)      (474,190)
  Selling, general and administrative expenses............      (47,021)       (51,410)       (55,424)
  Special charges, net....................................      (14,915)       (15,434)       (13,590)
                                                              ---------      ---------      ---------
                                                               (563,989)      (560,788)      (543,204)
                                                              ---------      ---------      ---------
Operating loss............................................       (9,149)        (4,920)       (12,281)
Interest expense..........................................         (769)        (1,911)        (2,657)
Other, net................................................          446         (1,158)          (982)
Equity in earnings (loss) of affiliated companies.........          374             12           (489)
Minority interests in losses of subsidiaries..............          610          2,694          2,746
                                                              ---------      ---------      ---------
Loss before income taxes and cumulative effect of
  accounting change.......................................       (8,488)        (5,283)       (13,663)
Income tax benefit........................................        2,514          1,376          6,125
                                                              ---------      ---------      ---------
Loss before cumulative effect of accounting change........       (5,974)        (3,907)        (7,538)
Cumulative effect of accounting change -- impairment of
  goodwill................................................       (7,065)           --             --
                                                              ---------      ---------      ---------
Net loss..................................................    $ (13,039)     $  (3,907)     $  (7,538)
                                                              =========      =========      =========
Net loss per common share before cumulative effect of
  accounting change -- basic..............................    $   (0.20)     $   (0.13)     $   (0.26)
                                                              =========      =========      =========
Net loss per common share -- basic........................    $   (0.44)     $   (0.13)     $   (0.26)
                                                              =========      =========      =========
Net loss per common and common equivalent share before
  cumulative effect of accounting change -- diluted.......    $   (0.20)     $   (0.13)     $   (0.26)
                                                              =========      =========      =========
Net loss per common and common equivalent
  share -- diluted........................................    $   (0.44)     $   (0.13)     $   (0.26)
                                                              =========      =========      =========
Weighted average common shares -- basic...................       29,544         29,193         29,034
                                                              =========      =========      =========
Weighted average common and common equivalent shares --
  diluted.................................................       29,544         29,193         29,034
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,

                                                                                 ACCUMULATED
                                                      ADDITIONAL                    OTHER            TOTAL
                                            COMMON     PAID-IN      RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                            STOCK      CAPITAL      EARNINGS        LOSS            EQUITY
                                            ------    ----------    --------    -------------    -------------
                                                                      (IN THOUSANDS)
Balance at December 31, 1999............     $291      $198,863     $31,390       $ (5,569)        $224,975
Comprehensive loss:
  Net loss..............................      --            --       (7,538)           --            (7,538)
  Other comprehensive loss, foreign
     currency translation adjustment....      --            --          --          (4,372)          (4,372)
                                                                                                   --------
  Comprehensive loss....................      --            --          --             --           (11,910)
Restricted stock granted................      --            405         --             --               405
Shares issued to Employee Stock Purchase
  Plan..................................        2           445         --             --               447
Shares issued to Board Directors and
  other.................................        4           143         --             --               147
Shares purchased........................       (3)         (930)        --             --              (933)
                                             ----      --------     -------       --------         --------
Balance at December 31, 2000............      294       198,926      23,852         (9,941)         213,131
                                             ----      --------     -------       --------         --------
Comprehensive loss:
  Net loss..............................      --            --       (3,907)           --            (3,907)
  Other comprehensive loss, foreign
     currency translation adjustment....      --            --          --            (296)            (296)
                                                                                                   --------
  Comprehensive loss....................      --            --          --             --            (4,203)
Restricted stock granted................      --            343         --             --               343
Shares issued to Employee Stock Purchase
  Plan..................................        2           831         --             --               833
Shares issued from employee stock option
  plan exercises and other..............        2           946         --             --               948
Shares purchased........................       (1)         (220)        --             --              (221)
                                             ----      --------     -------       --------         --------
Balance at December 31, 2001............      297       200,826      19,945        (10,237)         210,831
                                             ----      --------     -------       --------         --------
Comprehensive loss:
  Net loss..............................      --            --      (13,039)           --           (13,039)
  Other comprehensive income, foreign
     currency translation adjustment....      --            --          --           3,845            3,845
                                                                                                   --------
  Comprehensive loss....................      --            --          --             --            (9,194)
Restricted stock granted................      --            343         --             --               343
Shares issued to Employee Stock Purchase
  Plan..................................        3           709         --             --               712
Shares issued from employee stock option
  plan exercises and other..............        3         1,482         --             --             1,485
Income tax benefit from the exercise of
  stock options.........................      --            691         --             --               691
Shares purchased........................       (2)       (1,194)        --             --            (1,196)
                                             ----      --------     -------       --------         --------
Balance at December 31, 2002............     $301      $202,857     $ 6,906       $ (6,392)        $203,672
                                             ====      ========     =======       ========         ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 2002         2001         2000
                                                               ---------    ---------    ---------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................    $ (13,039)   $  (3,907)   $  (7,538)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Amortization of deferred data procurement costs..........      133,178      124,517      119,831
  Special charges..........................................        5,667        1,291       (3,532)
  Depreciation.............................................       27,649       28,921       29,775
  Amortization of capitalized software costs and
     intangibles...........................................        2,919        5,926        6,082
  Deferred income tax benefit..............................       (2,672)      (1,829)      (6,390)
  Equity in earnings of affiliated companies and minority
     interests.............................................         (984)      (2,706)      (2,257)
  Impairment of goodwill...................................        7,065          --           --
  Other....................................................          621          460          525
  Change in operating assets and liabilities:
     Accounts receivable, net..............................      (11,463)       9,422       13,425
     Other current assets..................................          (12)        (112)      (2,440)
     Accounts payable and accrued liabilities..............        4,402        2,351       (6,044)
     Deferred revenue......................................        3,783        7,977        1,324
     Other, net............................................       (2,833)       7,348        1,089
                                                               ---------    ---------    ---------
       Net cash provided by operating activities...........      154,281      179,659      143,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs............................     (140,889)    (128,991)    (124,840)
Purchase of property, equipment and software...............      (14,002)     (20,909)     (19,768)
Capitalized software costs.................................       (2,227)      (2,091)      (1,635)
Investment in joint ventures...............................          --        (3,668)      (4,678)
Proceeds from disposition of assets........................           41           15          365
Capital contributions from minority interests and other,
  net......................................................          548          695        2,393
                                                               ---------    ---------    ---------
       Net cash used by investing activities...............     (156,529)    (154,949)    (148,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)...........................          --       (21,000)      11,000
Net repayments of long-term debt...........................       (4,322)      (2,855)      (2,124)
Purchases of Common Stock..................................       (1,196)        (220)        (933)
Proceeds from exercise of stock options and other..........        2,197        1,464          447
                                                               ---------    ---------    ---------
       Net cash provided (used) by financing activities....       (3,321)     (22,611)       8,390
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................          829         (305)        (240)
                                                               ---------    ---------    ---------
       Net increase (decrease) in cash and cash
          equivalents......................................       (4,740)       1,794        3,837
Cash and cash equivalents at beginning of year.............       13,708       11,914        8,077
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year...................    $   8,968    $  13,708    $  11,914
                                                               =========    =========    =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Information Resources, Inc. and all wholly-or majority-owned subsidiaries. Minority interests reflect the non-Company owned stockholder interests in Information Resources GfK GmbH ("IRI Germany"), Information Resources GfK B.V. (the Netherlands) and Information Resources Espana, S.L. (Spain). The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest because it exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Revenues from the license of software products, subject to perpetual license agreements, are recognized upon delivery when there is a reasonable basis for estimating collectibility and the Company has no significant remaining obligations. License fees for software licenses granted as part of data contracts are recognized ratably over the term of the data contract. Related software maintenance fees are recognized as earned over the terms of their respective contracts.

RESEARCH AND DEVELOPMENT

     The Company is continuously developing new products and services. In this regard, the Company is actively engaged in research and development of new database analyses and applications, software applications and services and data delivery systems. Expenditures for research and development for the years ended

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

December 31, 2002, 2001 and 2000 approximated $11.2 million, $11.7 million and $15.8 million, respectively. All research and development expenditures were expensed as incurred.

BENEFIT PLANS

     The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute a portion of their pre-tax income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The expense recognized for the 401(k) plan totaled approximately $2.1 million, $2.6 million and $2.8 in 2002, 2001 and 2000, respectively.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and funds held in money market accounts with a maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

     The carrying value of the Company's financial instruments, cash and cash equivalents, investments and debt obligations represent a reasonable estimate of their fair value. As of December 31, 2002 and 2001, the Company had no significant concentrations of credit risk related to cash equivalents and accounts receivable.

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

OTHER ASSETS

     Other assets include deferred data procurement costs, intangible assets and capitalized costs of software held for sale. Data procurement costs are amortized over a period of 28 months, which is the average number of months of back-data provided to clients, and include payments and services to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the database. Intangible assets include goodwill (prior to 2002) and solicitation rights which arose from acquisitions, investments or strategic alliances. Prior to 2002, goodwill was amortized on a straight-line basis over periods from ten to twenty years. Solicitation rights are amortized on a straight-line basis over the expected useful lives of six to ten years. The Company capitalizes costs incurred for computer software to be sold in accordance with Statement of Financial Accounting Standards No. 86. Capitalized costs of computer software held for sale are amortized on a straight-line basis beginning upon the software's general release date over a period not exceeding three years.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

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

     The Company performed a goodwill impairment test as required by Statement No. 142 to determine the implied fair value of the goodwill recorded on its books as of January 1, 2002. As the goodwill related entirely to previous international transactions, the fair value was estimated by discounting the estimated future cash flows of the international reporting unit. Based on this analysis, the Company recognized a goodwill impairment charge of $7.1 million. In accordance with Statement No. 142, the charge was reflected as the cumulative effect of a change in accounting principle in the Statement of Operations.

INCOME TAXES

     Deferred income taxes are recognized at statutory rates to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Deferred income taxes may also arise in business combinations accounted for as purchases as a result of differences between the fair value of assets acquired and their tax bases.

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

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during each year. Net earnings (loss) per common and common equivalent share -- diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each year. For the years ended December 31, 2002, 2001 and 2000, all stock options, aggregating 8,913,012 shares, 9,013,672 shares and 8,704,117 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at fair market value and therefore recognizes no compensation expense.

     The following table illustrates the effect on the net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

                                                                  2002       2001        2000
                                                                --------    -------    --------
Net loss, as reported.......................................    $(13,039)   $(3,907)   $ (7,538)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................      (3,416)    (3,957)     (3,132)
                                                                --------    -------    --------
Net loss, pro forma.........................................    $(16,455)   $(7,864)   $(10,670)
                                                                ========    =======    ========
Earnings per share:
Basic -- as reported........................................    $  (0.44)   $ (0.13)   $  (0.26)
                                                                ========    =======    ========
Basic -- pro forma..........................................    $  (0.56)   $ (0.27)   $  (0.37)
                                                                ========    =======    ========
Diluted -- as reported......................................    $  (0.44)   $ (0.13)   $  (0.26)
                                                                ========    =======    ========
Diluted -- pro forma........................................    $  (0.56)   $ (0.27)   $  (0.37)
                                                                ========    =======    ========

     The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 3.82%, 4.55% and 6.15% for 2002, 2001 and 2000, respectively; stock price volatility factor of 86.3%, 71.9% and 69.0% for 2002, 2001 and 2000, respectively; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 2002, 2001 and 2000 was $5.34, $3.30 and $3.19, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date that a commitment to an exit or disposal plan is made. Examples of costs covered by the statement include lease termination expenses and certain employee severance costs that are associated with a restructuring, discontinuing an operation or other exit or disposal activities. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, and requires guarantors to make significant new disclosures, even if the likelihood of making payments under the guarantees is remote. The initial recognition and measurement provisions of FIN No. 45 are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements issued after December 15, 2002.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIE), defined as a separate legal structure that either 1) does not have equity investors with voting rights, or 2) has equity investors with voting rights that do not provide sufficient financial resources for the entity to support its own activities. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE's residual return, and also requires disclosures concerning VIEs that a company is not required to consolidate but in which it has a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and to existing VIEs in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the VIE was created. The Company and Mosaic Group, Inc. formed a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company currently has a 49% ownership interest and Mosaic Group, Inc., through wholly-owned subsidiaries, owns the remainder. The Company is currently in the process of a complex analysis to determine if MIF is a VIE and if so which, if any entity, is the primary beneficiary for consolidation purposes.

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest expense paid and income taxes paid (refund received) during the years ended December 31 were as follows (in thousands):

                                                                2002     2001      2000
                                                                ----    ------    ------
Interest....................................................    $761    $1,961    $2,627
Income taxes................................................     428      (283)     (124)

     Non-cash investing and financing activities are excluded from the consolidated Statements of Cash Flows. In 2002, the Company acquired computer and data collection equipment for $6.5 million in exchange for capital leases. During 2001, the Company acquired computer software licenses for $4.8 million in exchange for long-term obligations. During 2000, the Company acquired mainframe computer equipment in exchange for capital lease obligations recorded at $7.4 million. Additionally in 2000, the Company also capitalized $3.7 million as an investment relating to the formation of the Mosaic InfoForce, L.P. joint venture in exchange for an obligation due in 2001.

3. JOINT VENTURES

     During 2000, the Company and Mosaic Group, Inc. formed a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company currently has a 49% ownership interest and Mosaic Group, Inc., through wholly-owned subsidiaries, owns the remainder. The Company's domestic causal and custom audit data collection and merchandising services are provided by MIF pursuant to an agreement that expires in 2010. The Company capitalized $7.4 million in connection with the formation of MIF, which is being accounted for using the equity method of accounting. During 2002 and 2001, the Company expended $35.8 million and $32.9 million relating to MIF services. At December 31, 2002, IRI had a receivable from MIF of $1.8 million and at December 31, 2001, IRI owed MIF $3.0 million. As of December 31, 2002, IRI has guaranteed $1.5 million of MIF equipment capital leases that the Company would be obligated to pay in the event MIF can not make the payments required under the leases. The capital leases have varying expiration dates through 2004.

4. SPECIAL CHARGES

     Since 1999, the Company has undertaken major initiatives as described below resulting in significant or incremental expenditures that have been classified as special charges in the Statement of Operations.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

     2002 Workforce Reduction: In the fourth quarter of 2002, the Company eliminated approximately 5% of its total workforce in the United States and Europe through layoffs and the elimination of open positions. A charge of $7.8 million was recorded in the fourth quarter of 2002 for severance and other costs related to the layoffs.

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

     Transition of German Production to U.S. Facility: The Company made the decision in the fourth quarter of 1999 to transfer production services for IRI Germany from an external vendor in Germany to the Company's U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. The transition of German production to the U.S. facility began in the first quarter of 2000 and was completed in the first quarter of 2002.

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

     The following tables reflect special charges incurred during 2002, 2001 and 2000 and all cash payments made to date (in thousands):

                                                                   2002 ACTIVITY
                                         LIABILITY        --------------------------------
                                      (RECEIVABLE) AT                                           LIABILITY AT
                                     DECEMBER 31, 2001    PROVISION     CASH      NON-CASH    DECEMBER 31, 2002
                                     -----------------    ---------    -------    --------    -----------------
SPECIAL CHARGES
  2002 workforce reduction..........      $   --           $ 7,763     $  (144)    $ --            $7,619
  Project Delta
     Termination benefits...........          634             (240)       (394)      --               --
     Discontinued activities........          265              --          (46)      --               219
  Transition of German production to
     U.S. facility..................          592            1,131      (1,723)      --               --
  Information technology
     assessment.....................        1,413            6,261      (7,674)      --               --
  Other items.......................       (1,036)             --        1,036       --               --
                                          -------          -------     -------     -----           ------
                                          $ 1,868          $14,915     $(8,945)    $ --            $7,838
                                          =======          =======     =======     =====           ======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

                                                                   2001 ACTIVITY
                                                         ---------------------------------        LIABILITY
                                      LIABILITY AT                                             (RECEIVABLE) AT
                                    DECEMBER 31, 2000    PROVISION      CASH      NON-CASH    DECEMBER 31, 2001
                                    -----------------    ---------    --------    --------    -----------------
SPECIAL CHARGES
  Project Delta
     Termination benefits..........      $2,029           $ 1,362     $ (2,757)   $   --           $   634
     Discontinued activities.......         541             2,025         (276)    (2,025)             265
     Disposition of excess office
       space.......................         --                 24          (24)       --               --
     Other costs...................         --              2,926       (2,926)       --               --
  Transition of German production
     to U.S. facility..............         --              7,828       (7,236)       --               592
  Information technology
     assessment....................         --              3,305       (1,892)       --             1,413
  Other items......................         --             (2,036)       1,000        --            (1,036)
                                         ------           -------     --------    -------          -------
                                         $2,570           $15,434     $(14,111)   $(2,025)         $ 1,868
                                         ======           =======     ========    =======          =======

                                                                   2000 ACTIVITY
                                      LIABILITY AT       ---------------------------------      LIABILITY AT
                                    DECEMBER 31, 1999    PROVISION      CASH      NON-CASH    DECEMBER 31, 2000
                                    -----------------    ---------    --------    --------    -----------------
SPECIAL CHARGES
  Project Delta
     Termination benefits..........      $8,391           $ 3,649     $(10,011)   $   --           $2,029
     Discontinued activities.......         --              3,443       (1,302)    (1,600)            541
     Disposition of excess office
       space.......................         494               557         (534)      (517)            --
     Other costs...................         --              2,168       (2,168)       --              --
  Transition of German production
     to U.S. facility..............         --              4,680       (4,680)       --              --
  Other items......................         --               (907)         907        --              --
                                         ------           -------     --------    -------          ------
                                         $8,885           $13,590     $(17,788)   $(2,117)         $2,570
                                         ======           =======     ========    =======          ======

  2002 WORKFORCE REDUCTION

     In the fourth quarter of 2002, the Company decided to terminate approximately 140 full-time employees in the United States and Europe in 2002 and the beginning of 2003. The Company recorded a charge of $7.8 million in the fourth quarter of 2002 for termination benefits when communication of such benefits had been made to affected employees.

  PROJECT DELTA

     Termination Benefits: In the fourth quarter of 1999, the Company decided to terminate approximately 325 full-time positions during 2000, impacting virtually all areas of the U.S. business, including operations, client services, technology and marketing, as well as corporate headquarters. The Company recorded a charge of $8.4 million in 1999 for termination benefits when communication of such benefits had been made to affected employees. Additional provisions of $1.4 million and $3.6 million were made in 2001 and 2000, respectively, to cover retention and relocation incentive costs that were not eligible for accrual at December 31, 1999. As of December 31, 2001, 397 employees had been terminated under various Project Delta initiatives.

     Discontinued Activities: During 2000, it was determined that certain equipment used in the Company's U.S. operations to collect retail information would no longer be utilized after the second quarter of 2001.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

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

     Disposition of Excess Office Space: As a result of planned headcount reductions and space not currently utilized, office space was reduced. The Company recorded $0.02 million and $0.6 million of charges in 2001 and 2000, respectively, relating to accelerated depreciation on leasehold improvements and furniture and fixtures and lease buyouts associated with these facilities.

     Other Costs: Other costs in 2001 and 2000 relate primarily to consulting fees paid to third parties for assistance in the identification of process improvements and efficiencies within the U.S. operations.

  TRANSITION OF GERMAN PRODUCTION TO U.S. FACILITY

     During 2002, 2001 and 2000, charges of approximately $1.1 million, $7.8 million and $4.7 million, respectively, were recorded related to the transition of German production to the U.S. facility. These costs consist primarily of parallel processing and temporary workforce expenses. The transition was completed in the first quarter of 2002.

  INFORMATION TECHNOLOGY ASSESSMENT

     These costs related primarily to consulting fees paid to a third party in connection with the technology project.

  OTHER ITEMS

     Dispute Settlement: During the fourth quarter of 2001, the Company settled a dispute with Manugistics, Inc. as further discussed in Note 11, Legal Proceedings, of the Notes to Consolidated Financial Statements. Manugistics agreed to pay IRI a total of $8.625 million, resulting in a gain of $2.0 million which was reflected as other income in Special Charges.

     Asset Impairments: In the fourth quarter of 1999, Special Charges included a $0.9 million charge for a non-current receivable reserve. This reserve was reversed during 2000 pursuant to a settlement agreement reached with the other party.

5. INCOME TAXES

     As of December 31, 2002, the Company had cumulative U.S. federal taxable net operating loss ("NOL") carryforwards of $116.8 million which expire primarily in 2009, 2011, 2020 and 2022. At December 31, 2002, the Company also had U.S. tax credit carryforwards of $7.0 million, $5.8 million of which expire primarily between 2003 and 2012, and the remainder of which can be carried forward indefinitely. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, are subject to potential adjustment. U.S. tax rules could limit the utilization of these carryforwards in the event of a future change in ownership of the Company.

     Substantially all of the foreign pre-tax results are included in IRI's consolidated U.S. Federal income tax return as partnership income or loss. Domestic losses before income taxes were $9.4 million, $6.1 million and

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

$10.0 million for 2002, 2001 and 2000, respectively. The foreign earnings (losses) before income taxes for those entities not included in the U.S. consolidated tax return were $0.9 million, $0.8 million and ($3.7) million for 2002, 2001 and 2000, respectively.

     The income tax benefit relating to the years ended December 31, 2002, 2001 and 2000 consisted of the following components (in thousands):

                                                                 2002      2001      2000
                                                                ------    ------    ------
Current income tax (expense) benefit:
  Federal...................................................    $  166    $ (236)   $  --
  Foreign...................................................      (324)     (217)     (265)
  State and local...........................................       --        --        --
                                                                ------    ------    ------
                                                                  (158)     (453)     (265)
                                                                ------    ------    ------
Deferred income tax (expense) benefit:
  Federal...................................................     2,779     1,869     4,357
  Foreign...................................................      (108)      (72)      228
  State and local...........................................         1        32     1,805
                                                                ------    ------    ------
                                                                 2,672     1,829     6,390
                                                                ------    ------    ------
Income tax benefit..........................................    $2,514    $1,376    $6,125
                                                                ======    ======    ======

     Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2002       2001
                                                                -------    -------
Deferred tax liabilities:
  Deferred data procurement costs...........................    $58,375    $51,458
  Capitalized software costs................................      1,938      1,199
  Other.....................................................        930      1,256
                                                                -------    -------
       Total deferred tax liabilities.......................     61,243     53,913
Deferred tax assets:
  Domestic NOL carryforwards................................     41,703     33,380
  Domestic tax credit carryforwards.........................      7,029      6,757
  Depreciation..............................................      6,520      7,834
  Accrual for compensation related items....................     14,219     12,404
  Other.....................................................      2,263      5,300
                                                                -------    -------
       Total deferred tax assets............................     71,734     65,675
Valuation allowance on deferred tax assets..................     (4,205)    (4,297)
                                                                -------    -------
Net deferred tax assets.....................................     67,529     61,378
                                                                -------    -------
Net deferred tax asset......................................    $(6,286)   $(7,465)
                                                                =======    =======

     Except to the extent that a valuation allowance has been established, the Company expects to realize the deferred tax assets related to its U.S. federal and state NOL carryforwards and certain foreign NOL carryforwards, primarily from the future recognition of substantial taxable income resulting from the reversal of $90.2 million of existing net temporary differences.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

     The income tax benefit differs from the statutory U.S. Federal income tax rate of 35% applied to losses before income taxes for the years ended December 31, 2002, 2001 and 2000 as follows (in thousands):

                                                                2002        2001        2000
                                                               ------      ------      ------
Statutory tax benefit......................................    $2,972      $1,849      $4,783
Effects of --
  State income taxes, net of Federal income tax effect.....         1          21       1,173
  Nondeductible meals and entertainment....................      (330)       (385)       (453)
  Nondeductible acquisition/organization costs.............       --         (142)       (153)
  Foreign taxes............................................      (107)          5         265
  Other....................................................       (22)         28         510
                                                               ------      ------      ------
                                                               $2,514      $1,376      $6,125
                                                               ======      ======      ======

6. ACCOUNTS RECEIVABLE

     Accounts receivable at December 31 were as follows (in thousands):

                                                                 2002         2001
                                                                -------      -------
Billed......................................................    $70,216      $66,065
Unbilled....................................................     19,832       12,555
                                                                -------      -------
                                                                 90,048       78,620
Reserve for accounts receivable.............................     (4,595)      (3,951)
                                                                -------      -------
                                                                $85,453      $74,669
                                                                =======      =======

     Payments received in advance of revenue recognition are reflected in the consolidated financial statements as deferred revenue. Unbilled accounts receivable represent revenues and fees on contracts and other services earned to date for which customers were not invoiced as of the balance sheet date.

7. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 were as follows (in thousands):

                                                                  2002           2001
                                                                ---------      ---------
Computer equipment and software.............................    $ 147,329      $ 134,852
Market testing and other operating equipment................       29,257         24,742
Leasehold improvements......................................       21,014         19,347
Equipment and furniture.....................................       37,257         35,451
                                                                ---------      ---------
                                                                  234,857        214,392
Accumulated depreciation....................................     (171,478)      (144,461)
                                                                ---------      ---------
                                                                $  63,379      $  69,931
                                                                =========      =========

     The net book value of computer and data collection equipment under capital leases aggregated $7.5 million and $3.9 million for the years ended December 31, 2002 and 2001, respectively, and is included in the above amounts. Amortization of assets under capital leases is included in depreciation expense in the accompanying financial statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

8. INVESTMENTS AND OTHER ASSETS

     Investments at December 31 were as follows (in thousands):

                                                                 2002       2001
                                                                -------    -------
Mosaic InfoForce, L.P., at cost plus equity in undistributed
  earnings..................................................    $ 4,845    $ 5,273
Datos Information Resources, at cost plus equity in
  undistributed earnings....................................      4,009      4,341
GfK Panel Services Benelux B.V., at cost....................      1,315      1,315
Middle East Market Research Bureau ("MEMRB"), at cost.......      2,768      2,781
Other.......................................................        228        863
                                                                -------    -------
                                                                $13,165    $14,573
                                                                =======    =======

     In June 2002, the Company and its partner in Radar Retail Research ("Radar"), Taylor Nelson Sofres, decided to cease Radar's operations. Accordingly, operating expenses for 2002 include a charge of $966,000 relating to the write-off of the Company's 40% investment and the accrual of the Company's share of Radar's closing costs.

     Other assets at December 31 were as follows (in thousands):

                                                                  2002        2001
                                                                --------    --------
Deferred data procurement costs -- net of accumulated
  amortization of $152,635 in 2002 and $138,046 in 2001.....    $160,615    $144,500
Goodwill -- net of accumulated amortization of $8,319 in
  2001......................................................         --        7,059
Capitalized software costs -- net of accumulated
  amortization of $2,315 in 2002 and $4,665 in 2001.........       4,341       4,412
Other -- net of accumulated amortization of $5,867 in 2002
  and $5,520 in 2001........................................       1,189       5,823
                                                                --------    --------
                                                                $166,145    $161,794
                                                                ========    ========

     Commercial software development costs of $2.2 million, $2.1 million and $1.6 million were capitalized for the years ended December 31, 2002, 2001 and 2000.

     As described in Note 1, on January 1, 2002, the Company adopted Statement No. 142, and accordingly no longer amortizes goodwill and the excess of the carrying value over the net book value of investments accounted for using the equity method. Proforma results are summarized below, assuming the provisions of

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

Statement 142 had been adopted effective January 1, 2000 and assuming no goodwill impairment was required in 2000, 2001 or 2002 (in thousands, except per share data):

                                                             2002         2001         2000
                                                           --------      -------      -------
Reported net loss......................................    $(13,039)     $(3,907)     $(7,538)
Add:
Goodwill amortization..................................         --           555          542
  Amortization of Mosaic InfoForce, L.P. investment....         --           317          138
  Cumulative effect of accounting change -- impairment
     of goodwill.......................................       7,065          --           --
                                                           --------      -------      -------
  Adjusted net loss....................................    $ (5,974)     $(3,035)     $(6,858)
                                                           ========      =======      =======
Basic and diluted earnings per share:
  Reported net loss....................................    $  (0.44)     $ (0.13)     $ (0.26)
  Goodwill amortization and amortization of Mosaic
     InfoForce, L.P. investment........................         --          0.03         0.02
  Cumulative effect of accounting change -- impairment
     of goodwill.......................................         .24          --           --
                                                           --------      -------      -------
  Adjusted net loss....................................    $  (0.20)     $ (0.10)     $ (0.24)
                                                           ========      =======      =======

9. LONG-TERM DEBT

     Long-term debt at December 31 was as follows (in thousands):

                                                                 2002         2001
                                                                -------      -------
Bank borrowings.............................................    $   --       $   --
Capitalized leases and other................................      8,134        5,783
                                                                -------      -------
                                                                  8,134        5,783
Less current maturities.....................................     (3,639)      (3,549)
                                                                -------      -------
                                                                $ 4,495      $ 2,234
                                                                =======      =======

     On July 12, 2002, the Company replaced its existing $35.0 million credit facility, which was scheduled to expire in October 2002, with a new $40.0 million credit facility. The new facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. The weighted average interest rates at December 31, 2002 and 2001 under the new and previous credit agreements were 4.17% and 6.58%, respectively. The new credit facility expires in July 2005. Under the new credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets. As of December 31, 2002, the Company had $26.9 million of borrowing availability, net of letters of credit, under the new revolving credit facility.

     The financial covenants in the new credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. The new bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of December 31, 2002, the Company was in compliance with all covenants.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

     Capitalized leases and other primarily consist of leases for computer and data collection equipment expiring through 2005. Minimum payments under capital lease obligations are as follows (in thousands):

                  YEAR ENDING DECEMBER 31,                      MINIMUM PAYMENTS
                  ------------------------                      ----------------
2003........................................................         $4,079
2004........................................................          3,247
2005........................................................          1,423
                                                                     ------
                                                                      8,749
Less imputed interest.......................................           (615)
                                                                     ------
                                                                     $8,134
                                                                     ======

10. CAPITAL STOCK

PREFERRED STOCK PURCHASE RIGHTS

     In 1989, IRI adopted a shareholder rights plan which attached preferred stock rights ("Rights") to each share of its Common Stock. Each Right entitles the holder to purchase one one-hundredth share of Preferred Stock at an exercise price of $60. The Rights become exercisable upon the acquisition of 15% of IRI Common Stock or a tender offer or exchange offer for IRI Common Stock by a person or group. IRI may redeem the Rights at $.01 per Right at any time prior to a public announcement that a person or group has acquired 15% of IRI's Common Stock. The Rights will expire on October 27, 2007. IRI has authority to issue one million shares of $.01 par value Preferred Stock.

COMMON STOCK

     At December 31, 2002, 2001 and 2000, 29,808,550, 29,397,373 and 29,069,892
shares of Common Stock, respectively, were issued and outstanding. In connection with the IRI Directors' Plan (see below), 7,043 shares were reserved for future issuance at December 31, 2002. In connection with all IRI employee stock option plans, 9.9 million shares were reserved for issuance at December 31, 2002. These reserved shares were reduced by 8.9 million stock options outstanding at December 31, 2002, resulting in 1.0 million stock options available for grant under the Amended and Restated 1992 Executive Stock Option Plan, the Amended and Restated 1994 Employee Nonqualified Stock Option Plan and the Amended and Restated 1992 Stock Option Plan.

     In May 2000, the Company established the 2000 Employee Stock Purchase Plan ("ESPP") providing employees the opportunity to purchase Common Stock of the Company through accumulated payroll deductions. The plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. Employees are eligible to purchase Common Stock at the end of an accumulation period at an amount equal to 85% of the fair market value of a share of Common Stock on the first or last day of an accumulation period, whichever is lower. Employees are restricted from trading stock purchased under the ESPP for six months from the date of purchase. During 2002, the Company sold 286,452 shares, 210,000 shares of which were held in treasury and the remainder of which were newly issued shares of Common Stock, for $0.7 million to employees participating in the ESPP. During 2001, the Company sold 199,720 shares, 40,000 shares of which were held in treasury and the remainder of which were newly issued shares of Common Stock, for $0.8 million to employees participating in the ESPP. During 2000, the Company sold 158,827 shares of Common Stock, which were held in treasury, for $0.4 million to employees participating in the ESPP.

     During 2000, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced in August 2000 that was established to acquire shares to fund the Company's

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

ESPP. The program, approved by the Company's Board of Directors, authorizes the periodic repurchase of up to one million shares of its Common Stock on the open market, or in privately negotiated transactions, depending upon market conditions and other factors. During 2002, the Company purchased 210,000 shares of Common Stock, at an average cost of $5.70 per share, aggregating $1.2 million. The Company purchased 40,000 shares of Common Stock, at an average cost of $5.50 per share, aggregating $0.2 million during 2001. During 2000, the Company purchased 158,700 shares of Common Stock, at an average cost of $5.88 per share, aggregating $0.9 million.

     In May 1996, the Company's shareholders approved a stock plan for non-employee directors (the "IRI Directors' Plan"), authorizing the issuance of up to 100,000 shares of Common Stock. Under the IRI Directors' Plan, an eligible director is paid annually in shares of Common Stock in lieu of 75% of the cash retainer otherwise payable for services on the Board. The number of shares issued is based upon the fair market value of the Company's Common Stock. The Company issued 17,850, 12,075 and 13,098 shares in 2002, 2001 and 2000 at an average price of $5.07, $6.51 and $5.41 per share, respectively, under the IRI Directors' Plan.

     There are restrictions in IRI's bank revolving credit facility and lease agreements which prohibit the payment of dividends without prior consent and limit the purchases or redemption of Common Stock. (See Note 9).

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

     Transactions involving stock options for the Executive and Employee Stock Option Plans are summarized as follows:

                                                                NUMBER      WEIGHTED AVERAGE
                                                              OF OPTIONS     EXERCISE PRICE
                                                              ----------    ----------------
Outstanding January 1, 2000...............................     7,451,373         $12.68
Granted...................................................     3,400,215           5.12
Canceled/Expired..........................................    (2,147,471)         12.32
Exercised.................................................           --             --
                                                              ----------         ------
Outstanding December 31, 2000.............................     8,704,117           9.82
Granted...................................................     1,933,500           5.28
Canceled/Expired..........................................    (1,468,759)         13.45
Exercised.................................................      (155,186)          4.06
                                                              ----------         ------
Outstanding December 31, 2001.............................     9,013,672           8.35
Granted...................................................     1,273,300           7.67
Canceled/Expired..........................................    (1,057,085)         10.40
Exercised.................................................      (316,875)          4.40
                                                              ----------         ------
Outstanding December 31, 2002.............................     8,913,012         $ 8.16
                                                              ==========         ======
Exercisable December 31, 2002.............................     4,724,758         $ 9.92
                                                              ==========         ======

     Stock options outstanding at December 31, 2002 are as follows:

                                                   WEIGHTED      OUTSTANDING                   EXERCISABLE
                                                    AVERAGE       WEIGHTED                      WEIGHTED
                                                   REMAINING       AVERAGE                       AVERAGE
                                     NUMBER       CONTRACTUAL     EXERCISE        NUMBER        EXERCISE
   RANGE OF EXERCISE PRICES        OUTSTANDING       LIFE           PRICE       EXERCISABLE       PRICE
   ------------------------        -----------    -----------    -----------    -----------    -----------
$ 1.60-$ 4.13..................     1,872,932        7.70          $ 3.85          677,938       $ 3.92
$ 4.22-$ 7.31..................     1,953,986        7.88          $ 5.32          559,741       $ 5.73
$ 7.36-$ 8.38..................     1,782,468        7.92          $ 8.16          766,003       $ 8.10
$ 8.38-$13.56..................     1,803,599        5.82          $10.54        1,221,049       $10.83
$13.63-$34.00..................     1,500,027        2.47          $14.37        1,500,027       $14.37
                                    ---------        ----          ------        ---------       ------
$ 1.60-$34.00..................     8,913,012        6.52          $ 8.16        4,724,758       $ 9.92
                                    =========        ====          ======        =========       ======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

11. COMMITMENTS, CONTINGENCIES AND LITIGATION

LEASE AGREEMENTS AND OTHER COMMITMENTS

     Future minimum lease payments under all operating leases as of December 31, 2002 are as follows (in thousands):

                  YEAR ENDING DECEMBER 31,                      OPERATING LEASE PAYMENTS
                  ------------------------                      ------------------------
2003........................................................            $ 25,756
2004........................................................              20,573
2005........................................................              14,255
2006........................................................              11,623
2007........................................................               9,824
After 2007..................................................              23,475
                                                                        --------
Total minimum lease payments................................            $105,506
                                                                        ========

     Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $26.5 million, $22.3 million and $24.9 million, respectively.

LEGAL PROCEEDINGS

     On July 29, 1996, IRI filed an action against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. (collectively, the "Defendants") in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (the "Action"). IRI alleged that, among other things, the Defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, by engaging in a series of anti-competitive practices aimed at excluding the Company from various export markets for retail tracking services and regaining monopoly power in the United States market for such services. These practices included: i) entering into exclusionary contracts with retailers in several countries, in order to restrict the Company's access to sales data necessary to provide retail tracking services; ii) illegally tying/bundling services in markets over which Defendants' had monopoly power with services in markets in which ACNielsen competed with the Company; iii) predatory pricing; iv) acquiring foreign market competitors with the intent of impeding the Company's efforts at export market expansion; v) tortiously interfering with Company contracts and relationships with clients, joint venture partners and other market research companies; and vi) disparaging the Company to financial analysts and clients. By the Action, the Company sought to enjoin the Defendants' anti-competitive practices and to recover damages in excess of $350 million, prior to trebling. In procedural rulings, the District Court dismissed IRI's claims for injury suffered from Defendants' activities in foreign markets, where IRI operates through subsidiaries, and denied IRI leave to join such subsidiaries as parties. IRI continues to pursue any and all appeal rights of these procedural rulings prior to trial and to vigorously prosecute its claims for injuries in the U.S. and other markets, which the Company believes to be substantial.

     As previously reported, in 1999 IRI filed an action against Manugistics, Inc. in the Circuit Court of Cook County, Illinois. In this action IRI was seeking damages for Manugistics' alleged breach of a Data Marketing and Guaranteed Revenue Agreement and a related Non-Competition and Non-Solicitation Agreement. In December 2001, IRI and Manugistics settled their dispute under these agreements. Pursuant to the settlement agreement, Manugistics agreed to pay IRI a total of $8.625 million. Of this amount, $4.75 million was paid in cash installments and Manugistics agreed to issue shares of its common stock representing the remaining $3.875 million (the "Settlement Shares"). In February 2002, Manugistics issued the Settlement Shares to IRI which were sold by the Company for $3.875 million, net of commissions, in March 2002.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

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

12. SEGMENT INFORMATION

     The Company develops and maintains databases, decision support software and mathematical models, primarily for the analysis of detailed information on purchasing of consumer goods, all within one industry segment -- business information services. The Company's business information services are conducted almost exclusively in the United States and Europe. The Company's operations in other markets account for less than 1% of consolidated revenues. Management of the Company routinely evaluates the performance of its operations against short-term and long-term objectives.

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

     The following tables and discussion present certain information regarding the operations of the Company by geographic segment as of December 31, 2002, 2001 and 2000 (in thousands):

  SEGMENTED RESULTS:

                                                            2002        2001        2000
                                                          --------    --------    --------
Revenues:
  U.S. Services.......................................    $411,572    $420,321    $397,895
  International Services..............................     143,268     135,547     133,028
                                                          --------    --------    --------
       Total..........................................    $554,840    $555,868    $530,923
                                                          ========    ========    ========
Operating Results:
  U.S. Services.......................................    $ 20,892    $ 25,895    $ 15,833
  International Services:
     Operating loss...................................      (8,800)     (4,405)     (4,628)
     Minority interests benefit.......................         610       2,694       2,746
     Equity in earnings of affiliated companies.......         (78)        311         575
                                                          --------    --------    --------
       Subtotal -- International Services.............      (8,268)     (1,400)     (1,307)
  Corporate and other expenses including equity in
     loss of affiliated companies.....................      (5,874)    (11,275)    (10,960)
  Special charges, net(a).............................     (14,915)    (15,434)    (13,590)
                                                          --------    --------    --------
       Operating Results..............................      (8,165)     (2,214)    (10,024)
  Interest expense and other, net.....................        (323)     (3,069)     (3,639)
                                                          --------    --------    --------
       Loss before income taxes.......................    $ (8,488)   $ (5,283)   $(13,663)
                                                          ========    ========    ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

  IDENTIFIABLE ASSETS:

                                                            2002        2001        2000
                                                          --------    --------    --------
U.S. Services.........................................    $212,393    $217,072    $223,916
International Services................................     133,639     122,412     126,258
Corporate(b)..........................................      13,165      13,939      14,986
                                                          --------    --------    --------
       Total Identifiable Assets......................    $359,197    $353,423    $365,160
                                                          ========    ========    ========

---------------
(a) Special charges, net (in millions):

                                                           2002     2001     2000
                                                           -----    -----    -----
U.S. Services..........................................    $ 8.8    $ 9.3    $ 7.4
International Services.................................      6.0      8.1      7.1
Corporate..............................................      0.1     (2.0)    (0.9)
                                                           -----    -----    -----
       Total...........................................    $14.9    $15.4    $13.6
                                                           =====    =====    =====

(b) Identifiable corporate assets represent investments. (See Note 8).

  OTHER CASH FLOW INFORMATION:

                                                               INTERNATIONAL
                                              U.S. SERVICES      SERVICES       CORPORATE     TOTAL
                                              -------------    -------------    ---------    --------
                                                                     (IN THOUSANDS)
Capital expenditures
  2002....................................       $ 8,975          $ 3,947        $1,080      $ 14,002
  2001....................................        15,578            4,359           972        20,909
  2000....................................        11,860            5,791         2,117        19,768
Depreciation expense
  2002....................................       $19,487          $ 4,854        $3,308      $ 27,649
  2001....................................        21,193            4,526         3,202        28,921
  2000....................................        21,216            4,618         3,941        29,775
Data procurement expenditures
  2002....................................       $81,648          $59,241           --       $140,889
  2001....................................        76,396           52,595           --        128,991
  2000....................................        74,761           50,079           --        124,840
Amortization of data procurement
  expenditures 2002.......................       $78,401          $54,777           --       $133,178
  2001....................................        76,517           48,000           --        124,517
  2000....................................        75,749           44,082           --        119,831

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2002

SUMMARY OF QUARTERLY DATA (UNAUDITED)

     Summaries of consolidated results on a quarterly basis are as follows (in thousands, except per share data):

                                                                    2002
                                                --------------------------------------------
                                                 FIRST       SECOND      THIRD       FOURTH
                                                QUARTER     QUARTER     QUARTER     QUARTER
                                                --------    --------    --------    --------
Revenues....................................    $133,119    $139,832    $140,561    $141,328
                                                ========    ========    ========    ========
Special charges, net........................    $ (5,292)   $ (1,860)   $    --     $ (7,763)
                                                ========    ========    ========    ========
Operating profit (loss).....................    $ (3,476)   $    137    $  1,440    $ (7,250)
                                                ========    ========    ========    ========
Net earnings (loss) before cumulative effect
  of accounting change......................    $ (2,291)   $    293    $    850    $ (4,826)
                                                ========    ========    ========    ========
Net earnings (loss).........................    $ (9,356)   $    293    $    850    $ (4,826)
                                                ========    ========    ========    ========
Net earnings (loss) per common share before
  cumulative effect of accounting
  change -- basic...........................    $  (0.08)   $   0.01    $   0.03    $  (0.16)
                                                ========    ========    ========    ========
Net earnings (loss) per common
  share -- basic............................    $  (0.32)   $   0.01    $   0.03    $  (0.16)
                                                ========    ========    ========    ========
Net earnings (loss) per common and common
  equivalent share before cumulative effect
  of accounting change -- diluted...........    $  (0.08)   $   0.01    $   0.03    $  (0.16)
                                                ========    ========    ========    ========
Net earnings (loss) per common and common
  equivalent share -- diluted...............    $  (0.32)   $   0.01    $   0.03    $  (0.16)
                                                ========    ========    ========    ========
Weighted average common shares -- basic.....      29,430      29,526      29,579      29,572
                                                ========    ========    ========    ========
Weighted average common and common
  equivalent shares -- diluted..............      29,430      30,909      29,920      29,572
                                                ========    ========    ========    ========

                                                                    2001
                                                --------------------------------------------
                                                 FIRST       SECOND      THIRD       FOURTH
                                                QUARTER     QUARTER     QUARTER     QUARTER
                                                --------    --------    --------    --------
Revenues....................................    $136,308    $140,906    $138,166    $140,488
                                                ========    ========    ========    ========
Special charges, net........................    $ (4,097)   $ (4,102)   $ (4,209)   $ (3,026)
                                                ========    ========    ========    ========
Operating profit (loss).....................    $ (3,372)   $ (1,021)   $   (924)   $    397
                                                ========    ========    ========    ========
Net earnings (loss).........................    $ (2,475)   $ (1,240)   $   (488)   $    296
                                                ========    ========    ========    ========
Net earnings (loss) per common
  share -- basic............................    $  (0.09)   $  (0.04)   $  (0.02)   $   0.01
                                                ========    ========    ========    ========
Net earnings (loss) per common and common
  equivalent share -- diluted...............    $  (0.09)   $  (0.04)   $  (0.02)   $   0.01
                                                ========    ========    ========    ========
Weighted average common shares -- basic.....      29,069      29,068      29,310      29,323
                                                ========    ========    ========    ========
Weighted average common and common
  equivalent shares -- diluted..............      29,069      29,068      29,310      30,229
                                                ========    ========    ========    ========

     As described in Note 1, during the first quarter of 2002, the Company recognized a goodwill impairment charge of $7.1 million.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 annual meeting of stockholders scheduled for May 15, 2003. Information about the Company's executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 annual meeting of stockholders scheduled for May 15, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 annual meeting of stockholders scheduled for May 15, 2003.

     The following information relates to the Company's equity compensation plans and individual compensation arrangements as of December 31, 2002. (See
Note 10 of the Notes to the Consolidated Financial Statements.)

                              NUMBER OF SECURITIES TO BE                                     NUMBER OF SECURITIES REMAINING
                                ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE     AVAILABLE FOR FUTURE ISSUANCE
                             OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     UNDER EQUITY COMPENSATION
PLAN CATEGORY                         AND RIGHTS                  WARRANTS AND RIGHTS                   PLANS(1)
-------------                -----------------------------   -----------------------------   ------------------------------
Equity compensation plans
approved by security
holders....................            8,913,012                         $8.16                         1,328,277
Equity compensation plans
not approved by security
holders....................                  --                            --                                --
                                       ---------                         -----                         ---------
Total......................            8,913,012                         $8.16                         1,328,277
                                       =========                         =====                         =========

---------------
(1) Includes 355,001 shares authorized for issuance under the Company's 2000 Employee Stock Purchase Plan ("ESPP"). The Company may either issue such shares or may acquire such shares on the open market or in privately negotiated transactions, depending upon market conditions and other factors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 annual meeting of stockholders scheduled for May 15, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report:

        1. Financial Statements

          The consolidated financial statements of the Company are included in
          Part II, Item 8 of this Report.

                                                                             PAGE
                                                                             ----
        2.   Financial Statement Schedules

             Schedule II -- Valuation and Qualifying Accounts; Reserve
             for Accounts Receivable.....................................     56

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

             Letter agreement dated August 7, 1989 between the Company and Leonard Lodish.

             Form of Information Resources, Inc. Directorship/Officership
             Agreement between the Company and its directors and executive officers.

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

             Information Resources, Inc. Directors Deferred Compensation
             Plan effective May 1, 2000.

             Information Resources, Inc. 2000 Employee Stock Purchase
             Plan effective as of May 19, 2000.

             Amendment One to Employment Agreement dated April 30, 1999 between the Company and Joseph P. Durrett.

             Information Resources, Inc. Amended and Restated 401(k)
             Retirement Savings Plan, as amended effective as of August
             17, 2000.

             First Amendment to Information Resources, Inc. Amended and
             Restated 401(k) Retirement Savings Plan, effective as of
             November 13, 2002.

             Second Amendment to Information Resources, Inc. Amended and
             Restated 401(k) Retirement Savings Plan, effective as of
             November 13, 2002.

     (b) Reports on 8-K

         During the last quarter of 2002, the Company filed a Current Report on Form 8-K on December 19, 2002, covering Item 5 (Other Events) and Item 7 (Exhibits), which contained the press release commenting on Procter & Gamble's decision not to renew its U.S. market measurement business with the Company.

         During the first quarter of 2003, the Company filed a Current Report on Form 8-K on March 4, 2003, covering Item 5 (Other Events) and Item 7 (Exhibits), which contained the press release announcing that the Company has engaged the investment banking firm of William Blair & Company, L.L.C. to assist the Company in its exploration of strategic options.

     (c) Exhibits

         See Exhibit Index (immediately following the CFO certification)

                                                                     SCHEDULE II

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                        RESERVE FOR ACCOUNTS RECEIVABLE
                                 (IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO      DEDUCTIONS       BALANCE AT
                                                     BEGINNING     COSTS AND     (NET WRITEOFFS/      END OF
                   DESCRIPTION                       OF PERIOD      EXPENSES       RECOVERIES)        PERIOD
                   -----------                       ----------    ----------    ---------------    ----------
Year ended December 31, 2000.....................      $3,774        $1,121           $(977)          $3,918
Year ended December 31, 2001.....................      $3,918        $  648           $(615)          $3,951
Year ended December 31, 2002.....................      $3,951        $1,054           $(410)          $4,595

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 2003

                                            INFORMATION RESOURCES, INC.

                                            By:    /s/ JOSEPH P. DURRETT
                                              ----------------------------------
                                                      Joseph P. Durrett
                                                President and Chief Executive
                                                            Officer

     Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

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

                  * /s/ JAMES G. ANDRESS                     Director
-----------------------------------------------------------
                     James G. Andress

                 * /s/ WILLIAM B. CONNELL                    Director
-----------------------------------------------------------
                    William B. Connell

                 * /s/ BRUCE A. GESCHEIDER                   Director
-----------------------------------------------------------
                    Bruce A. Gescheider

                 * /s/ EILEEN A. KAMERICK                    Director
-----------------------------------------------------------
                    Eileen A. Kamerick

                  * /s/ JOHN D.C. LITTLE                     Director
-----------------------------------------------------------
                     John D.C. Little

                  * /s/ LEONARD M. LODISH                    Director
-----------------------------------------------------------
                     Leonard M. Lodish

             * /s/ RAYMOND H. VAN WAGENER, JR.               Director
-----------------------------------------------------------
                Raymond H. Van Wagener, Jr.

                         SIGNATURE                                             TITLE
                         ---------                                             -----

                * /s/ THOMAS W. WILSON, JR.                  Director
-----------------------------------------------------------
                   Thomas W. Wilson, Jr.

                *By: /s/ JOSEPH P. DURRETT
  ------------------------------------------------------
              Pursuant to a Power of Attorney

                                 CERTIFICATIONS

I, Joseph P. Durrett, certify that:

     1. I have reviewed this annual report on Form 10-K of Information Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       /s/ JOSEPH P. DURRETT
--------------------------------------
          Joseph P. Durrett
       Chief Executive Officer

March 27, 2003

                                 CERTIFICATIONS

I, Andrew G. Balbirer, certify that:

     1. I have reviewed this annual report on Form 10-K of Information Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      /s/ ANDREW G. BALBIRER
--------------------------------------
          Andrew G. Balbirer
       Chief Financial Officer

March 27, 2003

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

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
  3(a)  -- Copy of the certificate of incorporation of the Company dated May 27, 1982, as amended. (Incorporated by
           reference. Previously filed as Exhibit 3(a) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1988).                                     IBRF
   (b)  -- Copy of the bylaws of the Company, as amended.
           (Incorporated by reference. Previously filed as Exhibit
           3(b) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1988).                         IBRF
   (c)  -- Copy of amendments to the Certificate of Incorporation approved by the stockholders on May 16, 1989.
           (Incorporated by reference. Previously filed as Exhibit
           3(c) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989).                         IBRF
   (d)  -- Copy of amendments to the bylaws of the Company as approved by the Board of Directors bringing the bylaws
           into conformity with the amendments to the Certificate of
           Incorporation approved by the stockholders May 16, 1989.
           (Incorporated by reference. Previously filed as Exhibit
           3(d) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989).                         IBRF
   (e)  -- Certificate of Designations of Series A Participating
           Preferred Stock, as adopted by the Board of Directors of
           the Company on March 2, 1989 and duly filed with the
           Secretary of State of the State of Delaware March 15,
           1989. (Incorporated by reference. Previously filed as
           Exhibit 3(e) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1989).                 IBRF
 10     -- Material Contracts
   (a)  -- Information Resources, Inc., Nonqualified Stock Option
           Plan effective January 1, 1984, as amended. (Incorporated
           by reference. Previously filed as Exhibit 10(b) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1988).                                         IBRF
   (b)  -- Form of letter agreement between the Company and John
           D.C. Little. (Incorporated by reference. Previously filed
           as Exhibit 10(m) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989).            IBRF
   (c)  -- Letter agreement dated August 7, 1989 between the Company and Leonard Lodish. (Incorporated by reference.
           Previously filed as Exhibit 3(q) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1989).                                                    IBRF
   (d)  -- Lease Agreement dated September 27, 1990 between
           Randolph/Clinton Limited Partnership and the Company.
           (Incorporated by reference. Previously filed as Exhibit
           2.1 to the Company's Current Report on Form 8-K dated
           September 27, 1990).                                          IBRF
   (e)  -- Second Amendment to Lease Agreement dated September 27,
           1990 between the Company and Randolph/Clinton Limited
           Partnership. (Incorporated by reference. Previously filed
           as Exhibit 10 to the Company's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1995).                   IBRF
   (f)  -- Amended and Restated Asset Purchase Agreement dated as of
           June 12, 1995 by and between the Company and Oracle
           Corporation. (Incorporated by reference. Previously filed
           as Exhibit 2.1 to the Company's Current Report on Form
           8-K dated July 27, 1995 and filed August 11, 1995).           IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (g)  -- Licenses-Back Agreement dated as of July 27, 1995 between the Company and Oracle Corporation. (Incorporated by
           reference. Previously filed as Exhibit B to the Amended
           and Restated Asset Purchase Agreement dated as of July
           27, 1995 filed as Exhibit 2.1 to the Current Report on
           Form 8-K dated July 27, 1995 and filed August 11, 1995).      IBRF
   (h)  -- Information Resources, Inc. Amended and Restated 401(k)
           Retirement Savings Plan and Trust adopted by the Company
           effective May 24, 1995. (Incorporated by reference.
           Previously filed as Exhibit 10(hh) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996).                                           IBRF
   (i)  -- First Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective July 1, 1996. (Incorporated by reference.
           Previously filed as Exhibit 10(ii) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996).                                           IBRF
   (j)  -- Second Amendment to the Information Resources, Inc.
           Amended and Restated 401(k) Retirement Savings Plan
           effective March 1, 1997. (Incorporated by reference.
           Previously filed as Exhibit 10(jj) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996).                                           IBRF
   (k)  -- Trust Agreement between Information Resources, Inc. and
           Fidelity Management Trust Company dated as of July 1,
           1996. (Incorporated by reference. Previously filed as
           Exhibit 10(kk) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996).            IBRF
   (l)  -- First Amendment to Trust Agreement between Fidelity
           Management Trust Company and Information Resources, Inc.
           effective March 1, 1997. (Incorporated by reference.
           Previously filed as Exhibit 10(ll) to the Company's
           Annual Report on Form 10K for the fiscal year ended
           December 31, 1996).                                           IBRF
   (m)  -- Credit Agreement dated October 31, 1997 among the
           Company, the Bank Parties thereto and Harris Trust and
           Savings Bank, as Agent. (Incorporated by reference.
           Previously filed as Exhibit 10 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           1997).                                                        IBRF
   (n)  -- Rights Agreement between Information Resources, Inc. and
           Harris Trust and Savings Bank, amended and restated as of
           October 27, 1997. (Incorporated by reference. Previously
           filed as Exhibit 4.2 to the Company's Current Report on
           Form 8-A/A dated October 27, 1997 and filed October 28,
           1997).                                                        IBRF
   (o)  -- Information Resources, Inc. Executive Deferred
           Compensation Plan effective January 1, 1999.
           (Incorporated by reference. Previously filed as Exhibit
           10(ff) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1998).                     IBRF
   (p)  -- First Amendment to Credit Agreement dated as of February
           10, 1999 between the Company, the Banks Party thereto and
           Harris Trust and Savings Bank, as agent for the Banks.
           (Incorporated by reference. Previously filed as Exhibit
           10(hh) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1998).                     IBRF
   (q)  -- Employment agreement dated April 30, 1999 between the
           Company and Joseph P. Durrett. (Incorporated by
           reference. Previously filed as Exhibit 10(kk) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1999).                                         IBRF
   (r)  -- Restricted stock agreement dated April 30, 1999 between the Company and Joseph P. Durrett. (Incorporated by
           reference. Previously filed as Exhibit 10(ll) to the
           Company's Quarterly Report Form on 10-Q for the quarter
           ended June 30, 1999).                                         IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (s)  -- Employment agreement dated May 28, 1999 between the
           Company and Rick Kurz. (Incorporated by reference.
           Previously filed as Exhibit 10(mm) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June
           30, 1999).                                                    IBRF
   (t)  -- Information Resources, Inc. 1999 Restricted Stock Plan.
           (Incorporated by reference. Previously filed as Exhibit
           99-1 to the Company's Registration Statement filed with
           the SEC on February 25, 2000).                                IBRF
   (u)  -- Information Resources, Inc. 1999 Nonqualified Defined
           Contribution Plan. (Incorporated by reference. Previously
           filed as Exhibit 99-2 to the Company's Registration
           Statement filed on February 25, 2000).                        IBRF
   (v)  -- Information Resources, Inc. 1999 Nonqualified Defined
           Contribution Plan Trust. (Incorporated by reference.
           Previously filed as Exhibit 99-3 to the Company's
           Registration Statement filed on February 25, 2000).           IBRF
   (w)  -- Second Amendment to Credit Agreement dated as of February
           9, 2000 between the Company, the Banks party thereto and
           Harris Trust and Savings Bank, as agent for the Banks.
           (Incorporated by reference. Previously filed as Exhibit
           10(gg) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1999).                     IBRF
   (x)  -- Employment agreement dated March 1, 1999, as amended by letter agreement dated April 27, 1999, between the
           Company and Timothy Bowles. (Incorporated by reference.
           Previously filed as Exhibit 10(hh) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1999).                                           IBRF
   (y)  -- Employment letter agreement dated September 8, 1999, as amended by letters dated September 11 and September 13,
           respectively, between the Company and Edward Kuehnle.
           (Incorporated by reference. Previously filed as Exhibit
           10(ii) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1999).                     IBRF
   (z)  -- Employment agreement dated February 4, 2000 between the
           Company and Andrew Balbirer. (Incorporated by reference.
           Previously filed as Exhibit 10(jj) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1999).                                           IBRF
   (aa) -- Amendment to employment letter agreement dated June 16,
           2000 between the Company and Edward Kuehnle.
           (Incorporated by reference. Previously filed as Exhibit
           10(kk) to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 2000).                             IBRF
   (bb) -- Amended and Restated 1992 Stock Option Plan, as amended effective June 29, 2000. (Incorporated by reference.
           Previously filed as Exhibit 10(ll) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June
           30, 2000).                                                    IBRF
   (cc) -- 1992 Executive Stock Option Plan, as amended effective
           June 29, 2000. (Incorporated by reference. Previously
           filed as Exhibit 10(mm) to the Company's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 2000).            IBRF
   (dd) -- Amended and Restated 1994 Employee Nonqualified Stock
           Option Plan, as amended effective June 29, 2000.
           (Incorporated by reference. Previously filed as Exhibit
           10(nn) to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 2000).                             IBRF
   (ee) -- Employment letter agreement dated May 19, 2000 between the Company and Mary K. Sinclair. (Incorporated by
           reference. Previously filed as Exhibit 10(oo) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2000).                                         IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (ff) -- Form of Employment and Change in Control Agreement
           between the Company and certain executive officers.
           (Incorporated by reference. Previously filed as Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 2000).                        IBRF
   (gg) -- Outsourcing Services Agreement between the Company and
           Mosaic InfoForce, L.P. (Incorporated by reference.
           Previously filed as Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 2000).                                          IBRF
   (hh) -- Information Resources, Inc. Third Amendment to Credit
           Agreement. (Incorporated by reference. Previously filed
           as Exhibit 10.3 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 2000).               IBRF
   (ii) -- Information Resources, Inc. Directors Deferred
           Compensation Plan effective May 1, 2000. (Incorporated by
           reference. Previously filed as Exhibit 10.4 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 2000).                                    IBRF
   (jj) -- Information Resources, Inc. 2000 Employee Stock Purchase
           Plan effective as of May 19, 2000. (Incorporated by
           reference. Previously filed as Exhibit 99.1 to the
           Company's Registration Statement filed with the
           Securities and Exchange Commission on June 15, 2000).         IBRF
   (kk) -- Fourth Amendment to Lease Agreement effective December
           28, 2000 by and between the Company and Randolph/Clinton
           Limited Partnership. (Incorporated by reference.
           Previously filed as Exhibit 10(nn) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 2000).                                           IBRF
   (ll) -- Amendment One to Employment Agreement dated April 30,
           1999 between the Company and Joseph P. Durrett.
           (Incorporated by reference. Previously filed as Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 2001).                            IBRF
   (mm) -- Fourth Amendment to Credit Agreement dated October 16,
           2001. (Incorporated by reference. Previously filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 2001).               IBRF
   (nn) -- Amended and Restated Security Agreement dated October 16,
           2001. (Incorporated by reference. Previously filed as
           Exhibit 10.2 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 2001).               IBRF
   (oo) -- Revolving Credit Agreement dated July 12, 2002 between the Company, the Lenders thereto and LaSalle Bank
           National Association, as agent for the Lenders.
           (Incorporated by reference. Previously filed as Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 2002).                             IBRF
   (pp) -- Security Agreement dated July 12, 2002 in favor of
           Lenders who are a party to the Revolving Credit Agreement
           dated July 12, 2002 and LaSalle Bank National
           Association, as agent for the Lenders. (Incorporated by
           reference. Previously filed as Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2002).                                         IBRF
   (qq) -- U.S. Subsidiary Pledge Agreement dated July 12, 2002 in favor of LaSalle Bank National Association, as agent for
           the Lenders. (Incorporated by reference. Previously filed
           as Exhibit 10.3 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 2002).                    IBRF

                                                                      SEQUENTIAL
EXHIBIT                                                                DOCUMENT
NUMBER                    DESCRIPTION OF DOCUMENT                       FILING
-------                   -----------------------                     ----------
   (rr) -- Foreign Subsidiary Pledge Agreement dated July 12, 2002 in favor of LaSalle Bank National Association, as agent
           for the Lenders. (Incorporated by reference. Previously
           filed as Exhibit 10.4 to the Company's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 2002).            IBRF
   (ss) -- Information Resources, Inc. Amended and Restated 401(k)
           Retirement Savings Plan, as amended, effective as of
           August 17, 2000.                                                EF
   (tt) -- First Amendment to Information Resources, Inc. Amended
           and Restated 401(k) Retirement Savings Plan, effective as
           of November 13, 2002.                                           EF
   (uu) -- Second Amendment to Information Resources, Inc. Amended
           and Restated 401(k) Retirement Savings Plan, effective as
           of November 13, 2002.                                           EF
   (vv) -- First Amendment to Revolving Credit Agreement dated July
           12, 2002 between the Company, the Lenders thereto and
           LaSalle Bank National Association, as agent for the
           Lenders, effective January 31, 2003.                            EF
   (ww) -- Form of Information Resources, Inc.
           Directorship/Officership Agreement between the Company
           and each of its directors and executive officers.               EF
 18     -- Letter regarding change in accounting principle.
           (Incorporated by reference. Previously filed as Exhibit
           18 to the Company's Quarterly Report on form 10-Q for the
           quarter ended March 31, 1994).                                IBRF
 21     -- Subsidiaries of the Registrant (filed herewith).                EF
 23     -- Consent of Independent Auditors (filed herewith).               EF
 24     -- Powers of Attorney (filed herewith).                            EF
99.1    -- Chief Executive Officer Certification of Annual Report          EF
99.2    -- Chief Financial Officer Certification of Annual Report          EF