Form 10-Q
period 2003-03-31
INFORMATION RESOURCES INC
filed 2003-05-14
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
---   Exchange Act of 1934.

         For the quarterly period ended March 31, 2003

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

   Indicate by check mark whether the registrant is an accelerated filer (as
   defined in Rule 12b-2 of the Exchange Act).  Yes  [X]   No [ ]

   The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of April 30, 2003 was 29,808,580.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                       PAGE
                                                                      NUMBER
                                                                      ------

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                   3

Condensed Consolidated Statements of Operations                         4

Condensed Consolidated Statements of Cash Flows                         5

Notes to Condensed Consolidated Financial Statements                    6

Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      14

Item 4 -  Controls and Procedures                                      19



PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                              20

Signatures                                                             21

Certification of Chief Executive Officer                               22

Certification of Chief Financial Officer                               23

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                 MARCH 31, 2003    DECEMBER 31, 2002
------                                                 --------------    -----------------
                                                         (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                            $  12,464          $   8,968
     Accounts receivable, net                                83,892             85,453
     Prepaid expenses and other                              11,413             15,801
                                                          ---------          ---------
          Total Current Assets                              107,769            110,222
                                                          ---------          ---------

Property and equipment, at cost                             237,323            234,857
Accumulated depreciation                                   (178,304)          (171,478)
                                                          ---------          ---------
     Net Property and Equipment                              59,019             63,379

Deferred income taxes                                         6,402              6,286

Investments                                                  13,011             13,165

Other assets                                                167,181            166,145
                                                          ---------          ---------
                                                          $ 353,382          $ 359,197
                                                          =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Current maturities of long-term debt                 $   3,849          $   3,639
     Accounts payable                                        62,247             66,614
     Accrued compensation and benefits                       16,254             17,797
     Accrued property, payroll and other taxes                3,205              1,876
     Accrued expenses                                         5,389              6,207
     Accrued restructuring costs                              4,109              7,838
     Deferred revenue                                        39,301             36,247
                                                          ---------          ---------
          Total Current Liabilities                         134,354            140,218
                                                          ---------          ---------

Long-term debt                                                3,580              4,495
Other liabilities                                            10,440             10,812

STOCKHOLDERS' EQUITY
     Preferred stock -- authorized, 1,000,000 shares,
          $.01 par value; none issued                            --                 --
     Common stock -- authorized 60,000,000 shares,
          $.01 par value 29,808,580 and 29,808,550
          Shares issued and outstanding, respectively           301                301
     Additional paid-in capital                             202,942            202,857
     Retained earnings                                        7,164              6,906
     Accumulated other comprehensive loss                    (5,399)            (6,392)
                                                          ---------          ---------
          Total Stockholders' Equity                        205,008            203,672
                                                          ---------          ---------
                                                          $ 353,382          $ 359,197
                                                          =========          =========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                         MARCH 31,
                                                                         ---------
                                                                    2003           2002
                                                                    ----           ----
Information services revenues                                    $ 137,672      $ 133,119
Costs and expenses:
   Information services sold                                      (126,802)      (120,551)
   Selling, general and administrative expenses                    (10,000)       (10,752)
   Special charges, net                                                 --         (5,292)
                                                                 ---------      ---------
                                                                  (136,802)      (136,595)
                                                                 ---------      ---------

Operating income (loss)                                                870         (3,476)

Interest expense                                                      (146)           (60)

Other, net                                                            (157)          (359)

Equity in (losses) earnings of affiliated companies                   (151)            41

Minority interest benefit                                               44            299
                                                                 ---------      ---------

Income (loss) before income taxes and cumulative                       460         (3,555)
  effect of accounting change

Income tax (expense) benefit                                          (200)         1,264
                                                                 ---------      ---------

Net income (loss) before cumulative effect of                          260         (2,291)
  accounting change

Cumulative effect of accounting change --
  impairment of goodwill                                                --         (7,065)
                                                                 ---------      ---------

Net income (loss)                                                $     260      $  (9,356)
                                                                 =========      =========

Net income (loss) per common share before cumulative
  effect of accounting change -- basic                           $     .01      $    (.08)
                                                                 =========      =========

Net income (loss) per common share -- basic                      $     .01      $    (.32)
                                                                 =========      =========

Net income (loss) per common and common equivalent share
   before cumulative effect of accounting change -- diluted      $     .01      $    (.08)
                                                                 =========      =========

Net income (loss) per common and
   common equivalent share -- diluted                            $     .01      $    (.32)
                                                                 =========      =========

Weighted average common shares -- basic                             29,809         29,430
                                                                 =========      =========

Weighted average common and
  common equivalent shares -- diluted                               29,813         29,430
                                                                 =========      =========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                                  MARCH 31,
                                                                                  ---------
                                                                             2003           2002
                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $    260      $ (9,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Amortization of deferred data procurement costs                         35,230        31,778
     Depreciation                                                             6,573         6,705
     Amortization of capitalized software costs and intangibles                 588           802
     Special charges, net of cash paid                                       (3,729)         (245)
     Deferred income tax expense (benefit)                                      200        (1,264)
     Equity in earnings of affiliated companies and minority interests          107          (340)
     Impairment of goodwill                                                      --         7,065
     Other                                                                     (164)          (17)
     Change in assets and liabilities:
       Accounts receivable, net                                               1,711        (9,162)
       Other current assets                                                   4,388         1,263
       Accounts payable and accrued liabilities                              (5,399)       (1,103)
       Deferred revenue                                                       3,054         4,231
       Other, net                                                              (944)          844
                                                                           --------      --------
             Net cash provided by operating activities                       41,875        31,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                             (35,463)      (34,668)
Purchase of property, equipment and software                                 (1,902)       (2,731)
Capitalized software costs                                                     (400)         (743)
Capital contributions from minority interests and other, net                      4            --
                                                                           --------      --------
             Net cash used by investing activities                          (37,761)      (38,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings                                                                   --           250
Net repayments of capital leases                                             (1,005)       (1,199)
Proceeds from exercise of stock options and other                                --           424
                                                                           --------      --------
             Net cash used by financing activities                           (1,005)         (525)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         387          (198)
                                                                           --------      --------

             Net increase (decrease) in cash and cash equivalents             3,496        (7,664)

  Cash and cash equivalents at beginning of period                            8,968        13,708
                                                                           --------      --------

  Cash and cash equivalents at end of period                               $ 12,464      $  6,044
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

         Income (loss) per common and common equivalent share: Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net income (loss) per common and common equivalent share-diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. For the first quarter of 2003 and 2002, stock options aggregating 8,858,757 shares and 9,420,380 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

         Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at fair market value and therefore recognizes no compensation expense.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

         The following table illustrates the effect on the net income (loss) and net income (loss) per share for the quarters ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                             MARCH 31,
                                                                                             ---------
                                                                                      2003              2002
                                                                                      ----              ----
Net income (loss), as reported                                                     $       260      $    (9,356)

Deduct:  Total stock-based employee compensation expense determined under fair
   value based method for all awards, net of related tax effects                          (805)            (905)
                                                                                   -----------      -----------

Net loss, pro forma                                                                $      (545)     $   (10,261)
                                                                                   ===========      ===========

Earnings per share:

Basic -- as reported                                                               $      0.01      $     (0.32)
                                                                                   ===========      ===========
Basic -- pro forma                                                                 $     (0.02)     $     (0.35)
                                                                                   ===========      ===========
Diluted -- as reported                                                             $      0.01      $     (0.32)
                                                                                   ===========      ===========
Diluted -- pro forma                                                               $     (0.02)     $     (0.35)
                                                                                   ===========      ===========

         The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 2.91% and 3.82% for 2003 and 2002, respectively; stock price volatility factor of 86.3% for 2003 and 2002; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 2003 and 2002 was $.82 and $5.76, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and income taxes during the period was as follows (in thousands):

                                            THREE MONTHS ENDED
                                            ------------------
                                                 MARCH 31,
                                                 ---------
                                            2003            2002
                                            ----            ----
       Interest                             $145            $ 60
       Income taxes                          100              --

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

         Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. During the three months ended March 31, 2003, the Company acquired computer equipment for $.3 million in exchange for capital leases.

NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts receivable were as follows (in thousands):


                                                                 MARCH 31, 2003     DECEMBER  31, 2002
                                                                 ---------------    ------------------
Billed                                                              $ 59,866            $ 70,216
Unbilled                                                              28,545              19,832
                                                                    --------            --------
                                                                      88,411              90,048
Reserve for accounts receivable                                       (4,519)             (4,595)
                                                                    --------            --------
                                                                    $ 83,892            $ 85,453
                                                                    ========            ========

NOTE 4 - INVESTMENTS AND OTHER ASSETS

         Investments were as follows (in thousands):

                                                                 MARCH 31, 2003     DECEMBER  31, 2002
                                                                 ---------------    ------------------
Mosaic InfoForce, L.P., at cost plus equity in
    undistributed earnings                                           $ 4,694             $ 4,845
Datos Information Resources, at cost plus equity in
    undistributed earnings                                             4,009               4,009
GfK PanelServices Benelux B.V., at cost                                1,315               1,315
Middle East Market Research Bureau, at cost                            2,765               2,768
Other                                                                    228                 228
                                                                     -------             -------
                                                                     $13,011             $13,165
                                                                     =======             =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)



Other assets were as follows (in thousands):

                                                          MARCH 31, 2003      DECEMBER 31, 2002
                                                          --------------      -----------------
Deferred data procurement costs -
     Net of accumulated amortization of
     $158,076 in 2003 and $152,635 in 2002                   $161,755              $160,615

Capitalized software costs - net of
     Accumulated amortization of $2,605
     in 2003 and $2,315 in 2002                                 4,308                 4,341

Other -- net of accumulated amortization of $6,017
     in 2003 and $5,867 in 2002                                 1,118                 1,189
                                                             --------              --------

                                                             $167,181              $166,145
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

         The Company performed a goodwill impairment test as required by Statement No. 142 to determine the implied fair value of the goodwill recorded on its books as of January 1, 2002. As the goodwill related entirely to previous international transactions, the fair value was estimated by discounting the estimated future cash flows of the international reporting unit. Based on this analysis, the Company recognized a goodwill impairment charge of $7.1 million. In accordance with Statement No. 142, the charge was reflected as the cumulative effect of a change in accounting principle in the Statement of Operations in the first quarter of 2002.

NOTE 5 - LONG TERM DEBT

         Long-term debt was as follows (in thousands):

                                          MARCH 31, 2003         DECEMBER 31, 2002
                                          --------------         -----------------
Bank borrowings                              $    --                  $    --
Capitalized leases and other                   7,429                    8,134
                                             -------                  -------
                                               7,429                    8,134
Less current maturities                       (3,849)                  (3,639)
                                             -------                  -------
                                             $ 3,580                  $ 4,495
                                             =======                  =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

         In July 2002, the Company entered into a $40.0 million credit facility which expires in July 2005. The facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. Under the credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets. As of March 31, 2003, the Company had $17.8 million of borrowing availability, net of letters of credit, under the revolving credit facility.

         The financial covenants in the credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of March 31, 2003, the Company was in compliance with all covenants.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) were as follows (in thousands):

                                           THREE MONTHS ENDED
                                           ------------------
                                                MARCH 31,
                                                ---------
                                          2003             2002
                                          ----             ----
Net income (loss)                        $   260         $(2,291)
Foreign currency translation
   adjustment                                993            (932)
                                         -------         -------

Comprehensive income (loss)              $ 1,253         $(3,223)
                                         =======         =======

NOTE 7 - SEGMENT INFORMATION

         The Company's business information services are conducted almost exclusively in the United States and Europe. The Company's operations in other markets account for less than 1% of consolidated revenues. Management of the Company considers revenues from third parties and the aggregation of operating profit (loss), equity earnings (losses) and minority interests (collectively, "Operating Results") on a geographic basis to be the most meaningful measure of the operating performance of each respective geographic segment and of the Company as a whole.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)


         The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

SEGMENTED RESULTS:                                     THREE MONTHS ENDED
                                                       ------------------
                                                            MARCH 31,
                                                            ---------
                                                       2003           2002
                                                       ----           ----
Revenues:
  U.S. Services                                     $ 100,150      $ 100,036
  International Services                               37,522         33,083
                                                    ---------      ---------
      Total                                         $ 137,672      $ 133,119
                                                    =========      =========

Operating Results:
  U.S. Services                                     $   3,829      $   6,242
  International Services:
     Operating loss                                    (2,452)        (2,823)
     Equity in losses of affiliated companies              --            (78)
     Minority interest                                     44            299
                                                    ---------      ---------
        Subtotal--International Services               (2,408)        (2,602)
  Corporate and other expenses including equity
        in loss of affiliated companies                  (658)        (1,484)
  Special charges, net (a)                                 --         (5,292)
                                                    ---------      ---------

       Operating Results                                  763         (3,136)

  Interest expense and other, net                        (303)          (419)
                                                    ---------      ---------
  Income (loss) before income taxes                 $     460      $  (3,555)
                                                    =========      =========

(a) $4.2 million and $1.1 million of special charges relate to U.S. Services and International Services, respectively, for the first quarter of 2002.

NOTE 8 - SPECIAL CHARGES

         Since 1999, the Company has undertaken major initiatives as described below resulting in significant or incremental expenditures that have been classified as special charges in the Statement of Operations.

         2002 Workforce Reduction: In the fourth quarter of 2002, the Company eliminated approximately 5% of its total workforce in the United States and Europe through layoffs and the elimination of open positions. Approximately 140 full-time employees were terminated in the fourth quarter of 2002 and the beginning of 2003. A charge of $7.8 million was recorded in the fourth quarter of 2002 for severance and other costs related to the layoffs when communication of such benefits had been made to affected employees.

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

         Transition of German Production to U.S. Facility: The Company made the decision in the fourth quarter of 1999 to transfer production services for Information Resources GfK GmbH from an external vendor in Germany to the Company's U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. The transition of German production to the U.S. facility began in the first quarter of 2000 and was completed in the first quarter of 2002. First quarter 2002 charges of $1.1 million consisted primarily of parallel processing and temporary workforce expenses.

         Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002. This project resulted in cost savings, process efficiencies and a plan for continuous improvement of the technology infrastructure. First quarter 2002 charges of $4.4 million related primarily to consulting fees paid to a third party.


         The following tables reflect special charges incurred and cash payments made during the first quarters of 2003 and 2002 (in thousands):



                                                            2003 ACTIVITY
                                                        ---------------------

                                 LIABILITY AT                                        LIABILITY AT
                               DECEMBER 31, 2002     PROVISION           CASH       MARCH 31, 2003
                             --------------------  -------------      ----------  ------------------
SPECIAL CHARGES

  2002 workforce reduction          $ 7,619           $    --          $(3,710)         $ 3,909

  Project Delta

    Discontinued activities             219                --              (19)             200
                                    -------           -------          -------          -------


                                    $ 7,838           $    --          $(3,729)         $ 4,109
                                    =======           =======          =======          =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)




                                                                      2002 ACTIVITY
                                                                 ------------------------
                                               LIABILITY
                                            (RECEIVABLE) AT                                     LIABILITY AT
                                           DECEMBER 31, 2001    PROVISION           CASH       MARCH 31, 2002
                                         --------------------- -----------        --------    ----------------
SPECIAL CHARGES
  Project Delta

      Termination benefits                      $   634          $  (240)         $  (254)         $   140

      Discontinued activities                       265               --               (4)             261

  Transition of German production to
       U.S. facility                                592            1,131           (1,723)              --

  Information technology
       assessment                                 1,413            4,401           (4,149)           1,665

OTHER ITEMS                                      (1,036)              --            1,036               --
                                                -------          -------          -------          -------

                                                $ 1,868          $ 5,292          $(5,094)         $ 2,066
                                                =======          =======          =======          =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with IRI's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

OVERVIEW

         The Company's market is very competitive and as a result of certain trends and general economic conditions, the industry is facing a number of challenges. Specifically, increasing customer consolidation among consumer packaged goods manufacturers has caused the overall market for retail tracking services to contract. In addition, retail tracking services offered by the Company and its competitors, particularly in the U.S., now cover less of the total marketplace than in prior years as a result of the decision by Wal-Mart in 2001 to discontinue providing its point-of-sale data to third party data suppliers, including the Company and ACNielsen, and the emergence and growth of new channels of trade that do not release point-of-sale data for inclusion in retail tracking services. Further, general global economic conditions have resulted in pricing pressure and reductions in overall customer spending on retail tracking services. The Company expects these conditions to continue to impact the consumer packaged goods industry and the demand for retail tracking services for the foreseeable future.


         The Company's first quarter 2003 U.S. retail tracking revenues, which comprise approximately 70% of the U.S. business, declined by 2% compared to the first quarter of 2002. The decline is the result of the delayed impact of customer losses in 2002 that were not completely offset by revenues generated from new customers and increased spending by existing customers during the period.

         The U.S. panel and analytics business is growing through increased spending by existing customers, the addition of new customers and the introduction of new products and services. First quarter 2003 panel and analytics revenues increased 9% compared to the prior year. The Company anticipates continued growth in these areas of its business as CPG companies require increasingly more and advanced consumer intelligence and analysis.

         The Company also continued to experience revenue growth in many of its European markets, with the notable exception of Germany. Although the International operating loss was lower for the first quarter of 2003 compared to the prior year, the loss continues to be driven primarily by the Company's German operation. Losses from the German operation in 2003 increased over the prior year as a result of difficulties encountered in connection with the Company's transition to a new service in that country. The Company believes that most of the operational difficulties in Germany have been addressed and that results will improve in the second half of 2003. International operating results for the first quarter of 2003, excluding Germany, improved by approximately $1.0 million over the prior year and, absent the losses attributable to the German business, the International operation would have reflected a slight profit in the first quarter of 2003.


RESULTS OF OPERATIONS

         The Company's consolidated net income was $.3 million or $.01 per diluted share for the first quarter of 2003 compared to a consolidated net loss of $9.4 million or $.32 per diluted share for the corresponding 2002 quarter. 2003 operating results improved by $3.9 million primarily due to the decline in special charges from the prior year. Additionally, 2002 results include a charge of $7.1 million relating to the cumulative effect of an accounting change for goodwill.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         Consolidated revenues for the first quarter of 2003 were $137.7 million, an increase of 3% over the corresponding quarter in 2002. U.S. revenues of $100.2 million were essentially unchanged from the prior year. Although U.S. retail tracking revenues, which comprise approximately 70% of the U.S. business, declined by 2% from the prior year, U.S. panel and analytics revenues increased by 9%. International revenues of $37.5 million increased 13% over the prior year, however International revenues decreased 4% on a local currency basis. Excluding Germany and the impact of currency, International revenues increased 2% over the prior year.

         Consolidated costs of information services sold increased 5% to $126.8 million for the three months ended March 31, 2003 compared to $120.6 million for the first quarter of 2002. This increase is primarily the result of foreign currency exchange effects. While the Company incurred additional costs in certain areas including investments in new business initiatives, these costs were generally offset by savings in a number of other areas as a result of the Company's ongoing cost saving efforts.

         Consolidated selling, general and administrative expenses decreased 7% to $10.0 million for the three months ended March 31, 2003 compared to $10.8 million for the first quarter of 2002. The decrease primarily relates to lower compensation that was partially offset by foreign currency exchange effects.

         Earnings before interest and taxes was $.8 million for the first quarter of 2003 compared to a loss of $3.1 million in the prior year. 2003 operating results improved primarily due to the decline in special charges from 2002.

         Special charges are discussed below. Interest and other expenses were $.3 million for the first quarter of 2003 compared to $.4 million in the prior year. 2003 interest expense increased due to higher capital lease interest, however, other expenses were lower due to decreased foreign exchange losses.

         The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the first quarter of 2002. The Company performed a goodwill impairment test as required by Statement No. 142 to determine the implied fair value of the goodwill recorded on its books as of January 1, 2002. As the goodwill related entirely to previous international transactions, the fair value was estimated by discounting the estimated future cash flows of the international reporting unit. Based on this analysis, the Company recognized a goodwill impairment charge of $7.1 million. In accordance with Statement No. 142, the charge was reflected as the cumulative effect of a change in accounting principle in the Statement of Operations in the first quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's current cash resources include its $12.5 million consolidated cash balance and $17.8 million available, net of letters of credit, under the Company's bank revolving credit facility as of March 31, 2003. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement, which contains covenants restricting the Company's ability to incur additional indebtedness, expires in July 2005. The credit facility includes financial and non-financial covenants as discussed below. The Company expects to be in compliance with all of its covenants during the remainder of 2003 however, if the Company violates a covenant that the bank group is unwilling to amend or waive, and the bank group declares a default under the credit agreement, liquidity could be negatively impacted.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

Financings

         In July 2002, the Company entered into a $40.0 million credit facility which expires in July 2005. The facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. Under the credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets.

         The financial covenants in the bank credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of the Company. As of March 31, 2003, the Company was in compliance with all covenants.

Cash Flow

         Consolidated net cash provided by operating activities was $41.9 million for the three months ended March 31, 2003 compared to $31.2 million for the same period in 2002. This increase was primarily attributable to improved earnings in 2003 and to changes in accounts receivable, prepaid assets, accounts payable and accruals resulting from the timing of collections and payments.

         Consolidated cash flow used by net investing activities was $37.8 million in the first quarter of 2003 compared to $38.1 million for the same period in 2002. Although data procurement costs increased by $.8 million due to the impact of foreign currency, this increase was more than offset by a $1.2 million decline in capital expenditures.

         Net cash provided before financing activities was $4.1 million for the three months ended March 31, 2003 compared to net cash used of $6.9 for the same period in 2002. Consolidated cash flow used by financing activities was $1.0 million for the three months ended March 31, 2003 compared to $.5 million for the same period in 2002.

Other Deferred Costs and Capital Expenditures

         Consolidated deferred data procurement expenditures were $35.5 million for the three months ended March 31, 2003 compared to $34.7 million for the same period in 2002. These expenditures are amortized over a period of 28 months, which is the average number of months of back-data provided to clients, and include payments to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying other data (i.e., causal factors) which are an essential part of the Company's database. Such expenditures were $20.2 million and $21.0 million for the three month periods ended March 31, 2003 and 2002, respectively, for the Company's U.S. business and $15.3 million and $13.7 million, respectively, for the Company's International business. International expenditures for the first quarter of 2003 were higher than the prior year due to foreign currency impact.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         Consolidated capital expenditures were $1.9 million and $2.7 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for the Company's U.S. business were $0.9 million and $1.8 million, while depreciation expense was $5.3 million and $5.6 million for the three months ended March 31, 2003 and 2002, respectively. The decline in capital expenditures is primarily due to the timing of projects. The Company's International capital expenditures were $1.0 million and $0.9 million while depreciation expense was $1.3 million and $1.1 million, for the three months ended March 31, 2003 and 2002, respectively.

         Consolidated capitalized software development costs, primarily in the U.S., were $0.4 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively.

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

         2002 Workforce Reduction: In the fourth quarter of 2002, the Company eliminated approximately 5% of its total workforce in the United States and Europe through layoffs and the elimination of open positions. Approximately 140 full-time employees were terminated in the fourth quarter of 2002 and the beginning of 2003. A charge of $7.8 million was recorded in the fourth quarter of 2002 for severance and other costs related to the layoffs. The Company expects to realize cost savings of approximately $15.0 million per year as a result of the workforce reduction.

         Project Delta: In the third quarter of 1999, the Company initiated a comprehensive program named Project Delta. The objective of Project Delta was to improve productivity and operating efficiencies to reduce the Company's ongoing cost structure in its U.S. operations. The work outlined as part of Project Delta was completed during the third quarter of 2001.

         Transition of German Production to U.S. Facility: The Company made the decision in the fourth quarter of 1999 to transfer production services for Information Resources GfK GmbH from an external vendor in Germany to the Company's U.S. headquarters facility in order to enhance its InfoScan offering in Germany and to reduce future production costs. The transition of German production to the U.S. facility began in the first quarter of 2000 and was completed in the first quarter of 2002. First quarter 2002 charges of $1.1 million consisted primarily of parallel processing and temporary workforce expenses.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002. This project resulted in cost savings, process efficiencies and a plan for continuous improvement of the technology infrastructure. First quarter 2002 charges of $4.4 million related primarily to consulting fees paid to a third party.



         The following tables reflect special charges incurred and cash payments made during the first quarters of 2003 and 2002 (in thousands):

                                                                    2003 ACTIVITY
                                                            ---------------------------

                                          LIABILITY AT                                      LIABILITY AT
                                        DECEMBER 31, 2002   PROVISION           CASH       MARCH 31, 2003
                                       ------------------- -----------       ----------   ----------------
SPECIAL CHARGES

  2002 workforce reduction                    $ 7,619        $    --          $(3,710)        $ 3,909

  Project Delta

      Discontinued activities                     219             --              (19)            200
                                              -------        -------          -------         -------

                                              $ 7,838        $    --          $(3,729)        $ 4,109
                                              =======        =======          =======         =======



                                                                   2002 ACTIVITY
                                                           ----------------------------
                                            LIABILITY
                                         (RECEIVABLE) AT                                    LIABILITY AT
                                        DECEMBER 31, 2001   PROVISION           CASH       MARCH 31, 2002
                                       ------------------- -----------       ----------   ----------------
SPECIAL CHARGES
  Project Delta

      Termination benefits                    $   634         $  (240)        $  (254)        $   140

      Discontinued activities                     265              --              (4)            261

  Transition of German
       production to U.S. facility                592           1,131          (1,723)             --

  Information technology
       assessment                               1,413           4,401          (4,149)          1,665

OTHER ITEMS                                    (1,036)             --           1,036              --
                                              -------         -------         -------         -------

                                              $ 1,868         $ 5,292         $(5,094)        $ 2,066
                                              =======         =======         =======         =======

         2003 Restructuring Charges: The Company incurred additional costs in the second quarter of 2003 of approximately $2.4 million relating to the termination of approximately 7% of its United States workforce.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.


FORWARD LOOKING INFORMATION

         Certain matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties are described in reports and other documents filed by the Company with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year 2002.


ITEM 4. CONTROLS AND PROCEDURES

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

a.       Exhibits

           Exhibit No.                     Description of Exhibit
           -----------                     ----------------------

          99.1                     Chief Executive Officer Certification of
                                   Periodic Report

          99.2                     Chief Financial Officer Certification of
                                   Periodic Report

          99.3 Information Resources, Inc. Supplemental Executive Retirement Plan for Joseph P. Durrett effective as of April 30, 1999

          99.4 Information Resources, Inc. Supplemental Executive Retirement Plan for Andrew G. Balbirer and Edward C. Kuehnle effective as of November 1, 2002


b.       Reports on Form 8-K


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




                                    INFORMATION RESOURCES, INC.
                                    (Registrant)




                                    /s/ ANDREW G. BALBIRER
                                    ----------------------
                                    Andrew G. Balbirer
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Authorized officer of Registrant and
                                    Principal Financial Officer)



                                    /s/ MARY K. SINCLAIR
                                    --------------------
                                    Mary K. Sinclair
                                    Controller
May 14, 2003                        (Principal Accounting Officer)

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

/s/ Joseph P. Durrett
---------------------
Joseph P. Durrett
Chief Executive Officer
May 14, 2003

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

/s/ Andrew G. Balbirer
----------------------
Andrew G. Balbirer
Chief Financial Officer
May 14, 2003