Form 10-Q
period 2003-06-30
INFORMATION RESOURCES INC
filed 2003-08-13
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X        Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
   ---       Exchange Act of 1934.

             For the quarterly period ended June 30, 2003

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

   The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of July 31, 2003 was 30,176,734.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                      PAGE
                                                                     NUMBER

    PART I.      FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets                               3

    Condensed Consolidated Statements of Operations                     4

    Condensed Consolidated Statements of Cash Flows                     5

    Notes to Condensed Consolidated Financial Statements                6

    Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  14

    Item 4 -  Controls and Procedures                                  20



    PART II.     OTHER INFORMATION

    Item 4 - Submission of Matters to a
        Vote of Security Holders                                       21

    Item 6 - Exhibits and Reports on Form 8-K                          21

    Signatures                                                         23

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                       JUNE 30, 2003      DECEMBER 31, 2002
------                                                       -------------      -----------------
                                                              (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                  $  11,339           $   8,968
     Accounts receivable, net                                      76,218              85,453
     Prepaid expenses and other                                    12,118              15,801
                                                                ---------           ---------
          Total Current Assets                                     99,675             110,222
                                                                ---------           ---------
Property and equipment, at cost                                   241,601             234,857
Accumulated depreciation                                         (186,191)           (171,478)
                                                                ---------           ---------
      Net property and equipment                                   55,410              63,379

Deferred income taxes                                               5,901               6,286
Investments                                                        13,050              13,165
Other assets                                                      171,537             166,145
                                                                ---------           ---------
                                                                $ 345,573           $ 359,197
                                                                =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Current maturities of capitalized leases                   $   3,637           $   3,639
     Accounts payable                                              62,455              66,614
     Accrued compensation and benefits                             10,732              17,797
     Accrued property, payroll and other taxes                      2,557               1,876
     Accrued expenses                                               5,907               6,207
     Accrued restructuring costs                                    2,738               7,838
     Deferred revenue                                              34,346              36,247
                                                                ---------           ---------
          Total Current Liabilities                               122,372             140,218
                                                                ---------           ---------
Long-term debt                                                      5,332               4,495
Other liabilities                                                  10,212              10,812

STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000 shares,
          $.01 par value; none issued                                  --                  --
     Common stock - authorized 60,000,000 shares,
          $.01 par value, 30,018,050 and 29,808,550
           shares issued and outstanding, respectively                303                 301
     Additional paid-in capital                                   203,349             202,857
     Retained earnings                                              6,963               6,906
     Accumulated other comprehensive loss                          (2,958)             (6,392)
                                                                ---------           ---------
          Total Stockholders' Equity                              207,657             203,672
                                                                ---------           ---------
                                                                $ 345,573           $ 359,197
                                                                =========           =========



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   ------------------           ----------------
                                                                         JUNE 30,                     JUNE 30,
                                                                         --------                     --------

                                                                  2003           2002           2003          2002
                                                                  ----           ----           ----          ----
Information services revenues                                  $ 142,360      $ 139,832      $ 280,032      $ 272,951
Costs and expenses:
   Information services sold                                    (128,052)      (125,580)      (254,854)      (246,131)
   Selling, general and administrative expenses                  (12,346)       (12,255)       (22,346)       (23,007)
   Special charges, net                                           (2,272)        (1,860)        (2,272)        (7,152)
                                                               ---------      ---------      ---------      ---------
                                                                (142,670)      (139,695)      (279,472)      (276,290)
                                                               ---------      ---------      ---------      ---------

Operating income (loss)                                             (310)           137            560         (3,339)

Interest expense                                                    (200)          (283)          (346)          (343)

Other, net                                                            92            502            (65)           143

Equity in earnings (losses) of affiliated companies                   43            225           (108)           266

Minority interest benefit                                             20             96             64            395
                                                               ---------      ---------      ---------      ---------

Income (loss) before income taxes and cumulative effect of
   accounting change                                                (355)           677            105         (2,878)

Income tax benefit (expense)                                         154           (384)           (46)           880
                                                               ---------      ---------      ---------      ---------
Income (loss) before cumulative
   effect of accounting change                                      (201)           293             59         (1,998)

Cumulative effect of accounting change-
   impairment of goodwill                                             --             --             --         (7,065)
                                                               ---------      ---------      ---------      ---------

Net income (loss)                                              $    (201)     $     293      $      59      $  (9,063)
                                                               =========      =========      =========      =========
Net income (loss) per common share before cumulative
   effect of accounting change - basic                         $    (.01)     $     .01          $  --      $    (.07)
                                                               =========      =========      =========      =========
Net income (loss) per common share - basic                     $    (.01)     $     .01          $  --      $    (.31)
                                                               =========      =========      =========      =========
Net income (loss) per common and common equivalent share
    before cumulative effect of accounting change - diluted    $    (.01)     $     .01          $  --      $    (.07)
                                                               =========      =========      =========      =========
Net income (loss) per common and common equivalent
    share - diluted                                            $    (.01)     $     .01          $  --      $    (.31)
                                                               =========      =========      =========      =========

Weighted average common shares - basic                            29,820         29,526         29,814         29,511
                                                               =========      =========      =========      =========
Weighted average common and
    common equivalent shares - diluted                            29,820         30,909         29,904         29,511
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               SIX MONTHS ENDED
                                                                               ----------------
                                                                                    JUNE 30,
                                                                                    --------
                                                                              2003            2002
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $     59        $ (9,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Amortization of deferred data procurement costs                          72,643          64,391
     Depreciation                                                             12,894          13,704
     Amortization of capitalized software costs and intangibles                1,146           1,665
     Special charges, net of cash paid                                        (5,100)           (178)
     Deferred income tax expense (benefit)                                        46            (880)
     Equity in losses (earnings) of affiliated companies and minority
       interests                                                                  44            (660)
     Impairment of goodwill                                                        -           7,065
     Other                                                                        61              82
     Change in assets and liabilities:
       Accounts receivable                                                     9,145         (10,135)
       Other current assets                                                    3,683           1,506
       Accounts payable and accrued liabilities                              (10,957)         (9,167)
       Deferred revenue                                                       (1,901)         (1,894)
       Other, net                                                             (2,054)           (916)
                                                                            --------        --------
             Net cash provided by operating activities                        79,709          55,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                              (73,603)        (69,004)
Purchase of property, equipment and software                                  (4,182)         (7,427)
Capitalized software costs                                                    (1,004)         (1,016)
Other, net                                                                        (1)             18
                                                                            --------        --------
             Net cash used by investing activities                           (78,790)        (77,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings                                                            2,455          17,000
Proceeds from issuance of stock and exercise of stock options                    323           1,763
Net repayments of capitalized leases                                          (1,972)         (1,986)
                                                                            --------        --------
             Net cash provided by financing activities                           806          16,777

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          646             330
                                                                            --------        --------

             Net increase (decrease) in cash and cash equivalents              2,371          (4,802)

  Cash and cash equivalents at beginning of period                             8,968          13,708
                                                                            --------        --------

  Cash and cash equivalents at end of period                                $ 11,339        $  8,906
                                                                            ========        ========



        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     Principles of consolidation: The condensed consolidated financial statements include the accounts of Information Resources, Inc. and all wholly or majority owned subsidiaries and affiliates (collectively "the Company"). Minority interests reflect the non-Company owned stockholder interests in certain international operations. The equity method of accounting is used for investments in which the Company has a 20% to 50% ownership interest because it exercises significant influence over operating and financial policies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Income (loss) per common and common equivalent share: Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net income (loss) per common and common equivalent share-diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. For the first half of 2003 and 2002, stock options, aggregating 8,531,768 shares and 9,065,710 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive. For the second quarter of 2003 and 2002, stock options aggregating 8,831,489 and 2,745,850 shares were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

     Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at the quoted market price of the stock and therefore recognizes no compensation expense.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     The following table illustrates the effect on the net income (loss) and net income (loss) per share for the second quarter and the first six months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     ------------------               ----------------
                                                                           JUNE 30,                       JUNE 30,
                                                                           --------                       --------
                                                                     2003           2002            2003             2002
                                                                    -----          -----            ----             ----
Net income (loss), as reported                                  $     (201)     $       293      $        59      $   (9,063)

Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                         (736)            (907)          (1,541)         (1,812)
                                                                ----------      -----------      -----------      ----------

Net loss, pro forma                                             $     (937)     $      (614)     $    (1,482)     $  (10,875)
                                                                ==========      ===========      ===========      ==========
Earnings (loss) per share:

Basic-- as reported                                             $     (.01)     $       .01      $         -      $     (.31)
                                                                ==========      ===========      ===========      ==========

Basic-- pro forma                                               $     (.03)     $      (.02)     $      (.05)     $     (.37)
                                                                ==========      ===========      ===========      ==========

Diluted-- as reported                                           $     (.01)     $       .01      $         -      $     (.31)
                                                                ==========      ===========      ===========      ==========

Diluted-- pro forma                                             $     (.03)     $      (.02)     $      (.05)     $     (.37)
                                                                ==========      ===========      ===========      ==========


     The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 2.74% and 3.82% for 2003 and 2002, respectively; stock price volatility factor of 86.1% for 2003 and 2002; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 2003 and 2002 was $.87 and $5.87, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes during the period was as follows (in thousands):

                                                           SIX MONTHS ENDED
                                                           ----------------
                                                               JUNE 30,
                                                               --------
                                                         2003             2002
                                                         ----             ----

Interest                                                 $343            $ 269
Income taxes                                              703              314

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. During the first half of 2003 and 2002, the Company acquired computer equipment for $.4 million and $2.0 million, respectively, in exchange for capital lease obligations.


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable were as follows (in thousands):

                                           JUNE 30, 2003      DECEMBER 31, 2002
                                           -------------      -----------------

Billed                                        $ 65,757            $ 70,216
Unbilled                                        15,446              19,832
                                              --------            --------
                                                81,203              90,048
Allowance for doubtful accounts                 (4,985)             (4,595)
                                              --------            --------
                                              $ 76,218            $ 85,453
                                              ========            ========

NOTE 4 - INVESTMENTS AND OTHER ASSETS

     Investments were as follows (in thousands):

                                                       JUNE 30, 2003       DECEMBER 31, 2002
                                                       -------------       -----------------
Mosaic InfoForce, L.P., at cost plus equity in
     undistributed earnings                                $ 4,737              $ 4,845

Datos Information Resources, at cost plus equity in
     undistributed earnings                                  4,009                4,009

GfK Panel Services Benelux B.V., at cost                     1,315                1,315

Middle East Market Research Bureau, at cost                  2,761                2,768

Other                                                          228                  228
                                                           -------              -------
                                                           $13,050              $13,165
                                                           =======              =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

      Other assets were as follows (in thousands):


                                                      JUNE 30, 2003         DECEMBER 31, 2002
                                                      -------------         -----------------
Deferred data procurement costs -
     net of accumulated amortization of
     $155,169 in 2003 and $152,635 in 2002               $166,154               $160,615

Capitalized software costs - net of
     accumulated amortization of $1,797
     in 2003 and $2,315 in 2002                             4,473                  4,341

Other - net of accumulated amortization of $6,017
     in 2003 and $5,867 in 2002                               910                  1,189
                                                         --------               --------
                                                         $171,537               $166,145
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


NOTE 5 - LONG TERM DEBT

     Long-term debt was as follows (in thousands):

                                         JUNE 30, 2003     DECEMBER 31, 2002
                                         -------------     -----------------


Bank borrowings                             $ 2,455             $     -
Capitalized leases and other                  6,514               8,134
                                            -------             -------
                                              8,969               8,134
Less current maturities                      (3,637)             (3,639)
                                            -------             -------
                                            $ 5,332             $ 4,495
                                            =======             =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     In July 2002, the Company entered into a $40.0 million credit facility which expires in July 2005. The facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. Under the credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets. As of June 30, 2003, the Company had $17.2 million of borrowing availability, net of letters of credit, under the revolving credit facility.

     The financial covenants in the credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of capital stock of the Company. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of June 30, 2003, the Company was in compliance with all covenants.


NOTE 6 - COMPREHENSIVE INCOME (LOSS)

     The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) were as follows (in thousands):


                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                  -------------------      -------------------
                                         JUNE 30,                 JUNE 30,
                                        --------                  --------
                                    2003         2002        2003         2002
                                    ----         ----        ----         ----

Net income (loss)                 $  (201)     $   293     $    59      $(9,063)
Foreign currency translation
   adjustment                       2,441        4,569       3,434        3,636
                                  -------      -------     -------      -------

Comprehensive income (loss)       $ 2,240      $ 4,862     $ 3,493      $(5,427)
                                  =======      =======     =======      =======


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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

     The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      ------------------              ----------------
                                                            JUNE 30,                       JUNE 30,
                                                            --------                       --------
                                                     2003            2002           2003            2002
                                                     ----            ----           ----            ----
Revenues:
     U.S. Services                                $ 101,664       $ 104,771       $ 201,814       $ 204,807
     International Services                          40,696          35,061          78,218          68,144
                                                  ---------       ---------       ---------       ---------

        Total Revenue                             $ 142,360       $ 139,832       $ 280,032       $ 272,951
                                                  =========       =========       =========       =========
   Operating Results:
     U.S. Services                                $   6,215       $   6,299       $  10,044       $  12,541
      International Services:
        Operating loss                               (2,202)         (3,133)         (4,654)         (5,956)
        Equity in earnings (losses) of
        affiliated companies                             --              --              --             (78)
        Minority interest benefit                        20              96              64             395
                                                  ---------       ---------       ---------       ---------
           Subtotal--International Services          (2,182)         (3,037)         (4,590)         (5,639)
      Corporate and other expenses including
         equity in affiliated companies              (2,008)           (944)         (2,666)         (2,428)
       Special charges, net (a)                      (2,272)         (1,860)         (2,272)         (7,152)
                                                  ---------       ---------       ---------       ---------

          Operating Results                            (247)            458             516          (2,678)

       Interest expense and other, net                 (108)            219            (411)           (200)
                                                  ---------       ---------       ---------       ---------

     Income (loss) before income taxes            $    (355)      $     677       $     105       $  (2,878)
                                                  =========       =========       =========       =========


(a) Special charges for U.S. Services were $2.3 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively. Special charges for U.S. Services and International Services were $2.3 million and $0 million, respectively, for the six months ended June 30, 2003 and $6.0 million and $1.1 million, respectively, for the six months ended June 30, 2002.


NOTE 8 - SPECIAL CHARGES

     Since 1999, the Company has undertaken major initiatives as described below resulting in significant or incremental expenditures that have been classified as special charges in the Statement of Operations.

     2003 Workforce Reduction: In the second quarter of 2003, the Company eliminated approximately 110 full-time employees or approximately 5% of its total workforce in the United States. The total charge for severance and other costs approximates $2.4 million, of which $2.3 million was recorded in the second quarter of 2003, and the remainder will be recorded in third quarter of 2003.

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


     Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002. This project resulted in cost savings, process efficiencies and a plan for continuous improvement of the technology infrastructure. Charges of $6.3 million in the first half of 2002 related primarily to consulting fees paid to a third party.


     The following tables reflect special charges incurred and cash payments made during the first half of 2003 and 2002 (in thousands):


                                                          2003 ACTIVITY
                                                     -----------------------
                                    LIABILITY AT                               LIABILITY AT
                                 DECEMBER 31, 2002   PROVISION         CASH    JUNE 30, 2003
                                 -----------------   ---------       -------   -------------
SPECIAL CHARGES

  2003 workforce reduction        $         -          $ 2,272       $(1,046)      $ 1,226

  2002 workforce reduction              7,619                -        (6,215)        1,404

  Project Delta

      Discontinued activities             219                -          (111)          108
                                      -------          -------       -------       -------

                                      $ 7,838          $ 2,272       $(7,372)      $ 2,738
                                      =======          =======       =======       =======

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

                                                                     2002 ACTIVITY
                                                                     -------------
                                             LIABILITY
                                          (RECEIVABLE) AT                                        LIABILITY AT
                                         DECEMBER 31, 2001    PROVISION            CASH         JUNE 30, 2002
                                         -----------------    ----------        ---------       --------------
SPECIAL CHARGES
  Project Delta

      Termination benefits                    $   634           $  (240)          $  (362)          $    32

      Discontinued activities                     265                 -               (12)              253

  Transition of German production
      to U.S. facility                            592             1,131            (1,723)                -

  Information technology
      assessment                                1,413             6,261            (5,977)            1,697

OTHER ITEMS                                    (1,036)                -             1,036                 -
                                              -------           -------           -------           -------

                                              $ 1,868           $ 7,152           $(7,038)          $ 1,982
                                              =======           =======           =======           =======


NOTE 9 - OTHER EVENTS

     On June 29, 2003 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Gingko Corporation and Gingko Acquisition Corp. Pursuant to the Merger Agreement, on July 14, 2003, Gingko Acquisition Corp. commenced a tender offer for all of the Company's outstanding common shares. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close before the end of the year.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("Interpretation"). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

     During 2000, the Company and Mosaic Group, Inc. formed a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company has a 49% ownership interest and Mosaic Group, Inc., through wholly-owned subsidiaries, owns the remainder. The Company's domestic causal and custom audit data collection and merchandising services are provided by MIF pursuant to an agreement that expires in 2010. The Company has evaluated its investment in MIF and determined that it will begin consolidating MIF as of July 1, 2003. The equity interest of MIF not owned by the Company will be reported as minority interest beginning July 1, 2003.

     MIF was financed with a $1.9 million initial equity contribution made by the Company and an additional $2.1 million equity contribution made by Mosaic Group, Inc., through wholly-owned subsidiaries. The Company capitalized $7.4 million in connection with the formation of MIF, which is currently being accounted for using the equity method of accounting. As of June 30, 2003, the Company has guaranteed $.9 million of MIF equipment capital leases that the Company would be obligated to pay in the event MIF cannot make the payments required under the leases. The capital leases have varying expiration dates through 2004.

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

OVERVIEW

     The Company's market is very competitive and as a result of certain trends and general economic conditions, the industry is facing a number of challenges. Specifically, increasing customer consolidation among consumer packaged goods ("CPG") manufacturers has caused the overall market for retail tracking services to contract. In addition, retail tracking services offered by the Company and its competitors, particularly in the U.S., now cover less of the total marketplace than in prior years as a result of the decision by Wal-Mart in 2001 to discontinue providing its point-of-sale data to third party data suppliers, including the Company and ACNielsen, and the emergence and growth of new channels of trade that do not release point-of-sale data for inclusion in retail tracking services. Further, general global economic conditions have resulted in pricing pressure and reductions in overall customer spending on retail tracking services. In addition, the Company has filed an antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Co. (now owned by VNU, N.V.) and IMS International, Inc. in which the Company alleges that it was the target of numerous anticompetitive practices by the defendants aimed at excluding the Company from the markets for retail tracking services. The Company believes that such practices continue to impair its ability to compete in the markets and to respond to the conditions confronting the industry. The Company expects these conditions to continue to impact the consumer packaged goods industry and the demand for retail tracking services for the foreseeable future.


     The Company's first half 2003 U.S. retail tracking revenues, which comprise 73% of the U.S. business, declined by 3% compared to the first half of 2002. The decline is the result of the financial lag of customer losses in 2002 that were not fully offset by revenues generated from new customers and increased spending by existing customers during the period.

     The U.S. panel and analytics business is growing through increased spending by existing customers, the addition of new customers and the introduction of new products and services. First half 2003 panel and analytics revenues increased 8% compared to the prior year. The Company anticipates continued growth in these areas of its business as CPG companies require increasingly more and advanced consumer intelligence and analysis.

     The International operating loss was lower for the first half of 2003 compared to the prior year and continues to be driven primarily by the Company's German operation. 2003 losses from the German operation increased over the prior year as a result of difficulties encountered in connection with the Company's transition to a new service in that country. The Company believes that most of the operational difficulties in Germany have been addressed and that results will improve in the second half of 2003. International operating results for the first half of 2003, excluding Germany, improved by approximately $2.2 million over the prior year largely due to expense reductions. Absent the losses attributable to the German business, the International operation would have reflected a profit in the first half of 2003.

     On June 29, 2003 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Gingko Corporation and Gingko Acquisition Corp. Pursuant to the Merger Agreement, on July 14, 2003, Gingko Acquisition Corp. commenced a tender offer for all of the Company's outstanding common shares. The transaction, which is subject to regulatory approval and other customary conditions, is expected to close before the end of the year.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

RESULTS OF OPERATIONS

     The Company's consolidated net loss was $0.2 million or $.01 per diluted share for the second quarter of 2003 compared to consolidated net income of $0.3 million or $.01 per diluted share for the corresponding 2002 quarter. The Company's consolidated net income was $0.1 million for the six months ended June 30, 2003 compared to a consolidated net loss of $9.1 million or $.31 per diluted share for the corresponding 2002 period. 2003 results improved primarily due to the decline in special charges from the prior year. Additionally, 2002 results included a charge of $7.1 million relating to the cumulative effect of an accounting change for goodwill.

Second Quarter Versus Prior Year

     Consolidated revenues for the quarter ended June 30, 2003 were $142.4 million, an increase of 2% over the corresponding quarter in 2002. U.S. revenues were $101.7 million, a decrease of 3% compared to the prior year. Although U.S. retail tracking revenues declined by 4% from the prior year, U.S. panel and analytics revenues increased by 6%. International revenues increased 16% to $40.7 million over the prior year, however, International revenues decreased 2% on a local currency basis.

     Consolidated costs of information services sold increased 2% to $128.1 million for the three months ended June 30, 2003 compared to $125.6 million for the second quarter of 2002. This increase is primarily the result of foreign currency exchange effects. While the Company incurred additional costs in certain areas including investments in new business initiatives, these costs were generally offset by savings in a number of other areas as a result of the Company's ongoing cost saving efforts.

     Consolidated selling, general and administrative expenses were $12.3 million for the three months ended June 30, 2003 and 2002.

     Earnings before interest and other and taxes reflected a loss of $0.2 million for the second quarter of 2003 compared to income of $0.5 million in the prior year. 2003 operating results declined primarily due to an increase in corporate professional fee expenses relating to the pending merger transaction and higher special charges in 2003. These expense increases were partially offset by an improvement in International results.

     Special charges are discussed below. Interest and other was a net expense of $0.1 million for the second quarter of 2003 compared to interest and other income of $0.2 million in 2002. The increase in expense resulted from higher bank charges and lower foreign exchange gains in 2003 as compared to the prior year.

First Half Versus Prior Year

     Consolidated revenues were $280.0 million for the six months ended June 30, 2003, an increase of 3% over the corresponding period of 2002. U.S. revenues decreased 1% to $201.8 million for the first half of 2003 compared to the prior year. Although U.S. retail tracking revenues declined by 3% compared to the first half of 2002, U.S. panel and analytics revenues increased by 8% compared to the prior year. International revenues increased 15% to $78.2 million over the first half of 2002, however, International revenues decreased 3% on a local currency basis.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

     Consolidated costs of information services sold increased 4% to $254.9 million for the six months ended June 30, 2003 compared to costs of $246.1 million for the first half of 2002. This increase is primarily the result of foreign currency exchange effects. While the Company incurred additional costs in certain areas including investments in new business initiatives, these costs were generally offset by savings in a number of other areas as a result of the Company's ongoing cost saving efforts.

     Consolidated selling, general and administrative expenses decreased 3% to $22.3 million for the six months ended June 30, 2003 compared to $23.0 million for the first half of 2002. This decline is attributable to lower compensation that was partially offset by foreign currency exchange effects and professional fees incurred in connection with the pending merger transaction.

     For the first half of 2003, the Company's earnings before interest and other and taxes was $0.5 million compared to a loss of $2.7 million in the prior year. This increase was the result of improved International results and lower special charges that were partially offset by a decline in the U.S. contribution.

     Special charges are discussed below. Interest and other expenses were $0.4 million for the six months ended June 30, 2003 compared to $0.2 million in 2002. The increase is due primarily to higher bank charges in 2003 as compared to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash resources include its $11.3 million consolidated cash balance and $17.2 million available, net of letters of credit, under the Company's bank revolving credit facility as of June 30, 2003. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement, which contains covenants restricting the Company's ability to incur additional indebtedness, expires in July 2005. The credit facility includes financial and non-financial covenants discussed below. The Company expects to be in compliance with all of its covenants during the remainder of 2003, however, if the Company violates a covenant that the bank group is unwilling to amend or waive, and the bank group declares a default under the credit agreement, liquidity could be negatively impacted.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

     The financial covenants in the credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of capital stock of the Company. As of June 30, 2003, the Company was in compliance with all covenants.

Cash Flow

     Consolidated net cash provided by operating activities was $79.7 million for the six months ended June 30, 2003 compared to $55.5 million for the same period in 2002. This increase was primarily attributable to improved earnings in 2003 and to changes in accounts receivable resulting from the timing of collections.

     Consolidated cash flow used by net investing activities was $78.8 million in 2003 compared to $77.4 million for the same period in 2002. Investing activity in 2003 reflects higher expenditures for data procurement, primarily due to the impact of foreign currency, that were offset by lower capital expenditures.

     Consolidated cash flow provided by net financing activities was $0.8 million for the six months ended June 30, 2003 compared to $16.8 million for the same period in 2002. During the six months ended June 30, 2003, the Company's net bank borrowings aggregated $2.5 million compared to $17.0 million during the first half of 2002.

Other Deferred Costs and Capital Expenditures

     Consolidated deferred data procurement expenditures were $73.6 million for the six months ended June 30, 2003 and $69.0 million for the same period in 2002. These expenditures are amortized over a period of 28 months, which is the average number of months of back-data provided to clients, and include payments to retailers for point-of-sale data and costs related to collecting, reviewing and verifying other data (i.e. causal factors) which are an essential part of the Company's database. Such expenditures for the Company's U.S. business were $41.4 million and $40.9 million, while amortization expense was $40.7 million and $38.7 million for the six months ended June 30, 2003 and 2002, respectively. Expenditures for the Company's International business were $32.2 million and $28.1 million, while amortization expense was $31.9 million and $25.7 million for the six months ended June 30, 2003 and 2002, respectively. International data expenditures for the first half of 2003 were higher than the prior year due to the impact of foreign currency.

     Consolidated capital expenditures were $4.2 million and $7.4 million for the six months ended June 30, 2003 and 2002, respectively. Capital expenditures for the Company's U.S. business were $2.3 million and $5.3 million, while depreciation expense was $10.3 million and $11.4 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in U.S. capital expenditures is primarily due to the timing of projects. The Company's International capital expenditures were $1.9 million and $2.1 million, while depreciation expense was $2.6 million and $2.3 million for the six months ended June 30, 2003 and 2002, respectively.

     Consolidated capitalized software development costs, primarily in the U.S., were $1.0 million for the first half of 2003 and 2002.

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

     2003 Workforce Reduction: In the second quarter of 2003, the Company eliminated approximately 110 full-time employees or approximately 5% of its total workforce in the United States. The total charge for severance and other costs approximates $2.4 million, of which $2.3 million was recorded in the second quarter of 2003, and the remainder will be recorded in third quarter of 2003. The Company expects to realize cost savings of approximately $9.0 million per year as a result of the workforce reduction.

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

     Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002. This project resulted in cost savings, process efficiencies and a plan for continuous improvement of the technology infrastructure. Charges of $6.3 million in the first half of 2002 related primarily to consulting fees paid to a third party.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.



     The following tables reflect special charges incurred and cash payments made during the first half of 2003 and 2002 (in thousands):


                                                                    2003 ACTIVITY
                                                              --------------------------
                                            LIABILITY AT                                        LIABILITY AT
                                         DECEMBER 31, 2002    PROVISION           CASH          JUNE 30, 2003
                                         -----------------    ---------          -------        -------------
SPECIAL CHARGES

  2003 workforce reduction                 $        -          $ 2,272           $(1,046)          $ 1,226

  2002 workforce reduction                      7,619                -            (6,215)            1,404

  Project Delta

      Discontinued activities                     219                -              (111)              108
                                              -------          -------           -------           -------

                                              $ 7,838          $ 2,272           $(7,372)          $ 2,738
                                              =======          =======           =======           =======


                                                                    2002 ACTIVITY
                                                              --------------------------
                                             LIABILITY
                                          (RECEIVABLE) AT                                      LIABILITY AT
                                         DECEMBER 31, 2001    PROVISION           CASH         JUNE 30, 2002
                                         -----------------    ---------          -------       -------------
SPECIAL CHARGES
  Project Delta

      Termination benefits                 $   634           $  (240)          $  (362)          $    32

      Discontinued activities                  265                 -               (12)              253

     Transition of German
      production to U.S. facility              592             1,131            (1,723)                -

     Information technology
      assessment                             1,413             6,261            (5,977)            1,697

OTHER ITEMS                                 (1,036)                -             1,036                 -
                                           -------           -------           -------           -------

                                           $ 1,868           $ 7,152           $(7,038)          $ 1,982
                                           =======           =======           =======           =======



     2003 Restructuring Charges: The Company incurred additional costs in the third quarter of 2003 of approximately $1.3 million relating to the termination of approximately 1% of its United States workforce.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("Interpretation"). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

     During 2000, the Company and Mosaic Group, Inc. formed a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company has a 49% ownership interest and Mosaic Group, Inc., through wholly-owned subsidiaries, owns the remainder. The Company's domestic causal and custom audit data collection and merchandising services are provided by MIF pursuant to an agreement that expires in 2010. The Company has evaluated its investment in MIF and determined that it will begin consolidating MIF as of July 1, 2003. The equity interest of MIF not owned by the Company will be reported as minority interest beginning July 1, 2003.

     MIF was financed with a $1.9 million initial equity contribution made by the Company and an additional $2.1 million equity contribution made by Mosaic Group, Inc., through wholly-owned subsidiaries. The Company capitalized $7.4 million in connection with the formation of MIF, which is currently being accounted for using the equity method of accounting. As of June 30, 2003, the Company has guaranteed $.9 million of MIF equipment capital leases that the Company would be obligated to pay in the event MIF cannot make the payments required under the leases. The capital leases have varying expiration dates through 2004.


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


ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting.

On May 15, 2003, Information Resources held its annual meeting of shareholders. As of that date, shareholders of the Company's common shares outstanding were entitled to 29,808,580 votes. At the meeting, the Company's shareholders voted on the election of three directors, for three year terms. The results were as follows:


        Election of Directors              Votes For           Votes Withheld
        ---------------------              ---------           --------------
         Joseph P. Durrett                18,493,674              8,224,831
        Bruce A. Gescheider               23,590,153              3,128,352
       John D.C. Little, Ph.D.            23,548,492              3,170,013

The Company's shareholders also voted to amend the Company's 1996 Stock Plan for Non-Employee Directors in Lieu of Cash Retainer to authorize the issuance of an additional 250,000 shares of Company stock thereunder. The votes cast for were 23,327,337, votes against were 3,377,537 and abstentions were 13,631.

Additionally, the Company's shareholders voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2003. The votes cast for were 26,218,292, votes against were 490,220 and abstentions were 9,993.

A more detailed description of the matters voted on by shareholders of the Company at this meeting is included in the definitive Proxy Statement dated April 16, 2003 and incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits

     Exhibit No.        Description of Exhibit
     -----------        ----------------------

        31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act

        31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act

        32.1        Chief Executive Officer Certification of Periodic Report

        32.2        Chief Financial Officer Certification of Periodic Report

        99.1 Bank Consent and Amendment to Definition in Revolving Credit Agreement dated July 12, 2002, effective April 22, 2003

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES




     b.   Reports on Form 8-K.


     During the second quarter of 2003, the Company filed a Current Report on Form 8-K on April 24, 2003, covering Item 12, which contained the press release announcing the Company's first quarter 2003 results of operations.

     During the second quarter of 2003, the Company filed a Current Report on Form 8-K on April 29, 2003, covering Item 5, which contained the press release announcing that the U.S. District Court for the Southern District of New York issued two key rulings for the Company in its antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Co. and IMS International, Inc.

     During the second quarter of 2003, the Company filed a Current Report on Form 8-K on May 23, 2003, covering Item 5, which contained the press release announcing that a U.S. District Court judge set a trial date of September 20, 2004 in the Company's antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Co. and IMS International, Inc.

     During the second quarter of 2003, the Company filed a Current Report on Form 8-K on June 30, 2003, covering Items 5, 7 and 9 which contained the press release announcing that the Company entered into an Agreement and Plan of Merger, dated as of June 29, 2003, with Gingko Corporation and Gingko Acquisition Corp.

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




                                        /s/ Mary K. Sinclair
                                        -------------------
                                        Mary K. Sinclair
                                        Controller
                                        (Principal Accounting Officer)



August 13, 2003