Form 10-Q
period 2003-09-30
INFORMATION RESOURCES INC
filed 2003-11-13
CIK 714278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

       For the quarterly period ended September 30, 2003

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

The number of shares of the registrant's common stock, $.01 par value per share outstanding, as of October 31, 2003 was 31,287,225.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                    ------------------   -----------------
                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $    14,122        $     8,968
     Accounts receivable, net                                 67,924             85,453
     Prepaid expenses and other                               12,848             15,801
                                                         -----------        -----------
          Total Current Assets                                94,894            110,222
                                                         -----------        -----------

Property and equipment, at cost                              243,993            234,857
Accumulated depreciation                                    (192,267)          (171,478)
                                                         -----------        -----------
      Net property and equipment                              51,726             63,379

Deferred income taxes                                          6,067              6,286
Investments                                                   12,991             13,165
Other assets                                                 174,780            166,145
                                                         -----------        -----------
                                                         $   340,458        $   359,197
                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                $     3,367        $     3,639
     Accounts payable                                         56,109             66,614
     Accrued compensation and benefits                        15,095             17,797
     Accrued property, payroll and other taxes                 4,014              1,876
     Accrued expenses                                          7,187              6,207
     Accrued restructuring costs                               1,794              7,838
     Deferred revenue                                         29,934             36,247
                                                         -----------        -----------
          Total Current Liabilities                          117,500            140,218
                                                         -----------        -----------

Long-term debt                                                 2,180              4,495
Other liabilities                                              9,831             10,812

STOCKHOLDERS' EQUITY
     Preferred stock-authorized, 1,000,000 shares,
          $.01 par value; none issued                             --                 --
     Common stock - authorized 60,000,000 shares,
          $.01 par value; 30,727,260 and
          29,808,550 shares issued and
          outstanding, respectively                              310                301
     Additional paid-in capital                              206,266            202,857
     Retained earnings                                         6,874              6,906
     Accumulated other comprehensive loss                     (2,503)            (6,392)
                                                         -----------        -----------
          Total Stockholders' Equity                         210,947            203,672
                                                         -----------        -----------
                                                         $   340,458        $   359,197
                                                         ===========        ===========

        The accompanying notes are an integral part of these statements.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                    -------------              -------------
                                                                2003          2002          2003          2002
                                                                ----          ----          ----          ----
Information services revenues                                 $ 136,029     $ 140,561     $ 416,061     $ 413,512
Costs and expenses:
   Information services sold                                   (122,854)     (127,190)     (377,708)     (373,321)
   Selling, general and administrative expenses                 (12,214)      (11,931)      (34,560)      (34,938)
   Special charges, net                                            (727)            -        (2,999)       (7,152)
                                                              ---------     ---------     ---------     ---------
                                                               (135,795)     (139,121)     (415,267)     (415,411)
                                                              ---------     ---------     ---------     ---------

Operating income (loss)                                             234         1,440           794        (1,899)

Interest expense                                                   (123)         (241)         (470)         (584)

Other, net                                                         (260)           46          (324)          189

Equity in (losses) earnings of affiliated companies                 (10)          246          (118)          512

Minority interest (expense) benefit                                  (3)            -            61           395
                                                              ---------     ---------     ---------     ---------
Income (loss) before income taxes and cumulative effect of
    accounting change                                              (162)        1,491           (57)       (1,387)

Income tax benefit (expense)                                         71          (641)           25           239
                                                              ---------     ---------     ---------     ---------
Income (loss) before cumulative
   effect of accounting change                                      (91)          850           (32)       (1,148)

Cumulative effect of accounting change -
   impairment of goodwill                                             -             -             -        (7,065)
                                                              ---------     ---------     ---------     ---------

Net income (loss)                                             $     (91)    $     850     $     (32)    $  (8,213)
                                                              =========     =========     =========     =========

Net income (loss) per common share before cumulative
   effect of accounting change - basic                        $       -     $     .03     $       -     $    (.04)
                                                              =========     =========     =========     =========

Net income (loss) per common share - basic                    $       -     $     .03     $       -     $    (.28)
                                                              =========     =========     =========     =========

Net income (loss) per common and common equivalent share
   before cumulative effect of accounting change - diluted    $       -     $     .03     $       -     $    (.04)
                                                              =========     =========     =========     =========

Net income (loss) per common and
    common equivalent share - diluted                         $       -     $     .03     $       -     $    (.28)
                                                              =========     =========     =========     =========

Weighted average common shares - basic                           30,272        29,579        29,969        29,534
                                                              =========     =========     =========     =========
Weighted average common and
    common equivalent shares - diluted                           30,272        29,920        29,969        29,534
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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            -------------------
                                                                            2003           2002
                                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $      (32)    $   (8,213)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of deferred data procurement costs                        109,175         98,637
     Depreciation                                                            18,946         20,380
     Amortization of capitalized software costs and intangibles               1,266          2,352
     Special charges,  net of cash paid                                      (6,044)        (1,922)
     Deferred income tax benefit                                                (25)          (239)
     Equity in losses (earnings) of affiliated companies and minority
       interests                                                                 57           (907)
     Impairment of goodwill                                                       -          7,065
     Other                                                                      (60)           625
     Change in assets and liabilities:
       Accounts receivable                                                   17,559         (2,031)
       Prepaid expenses and other                                             2,953            390
       Accounts payable and accrued liabilities                             (10,089)        (5,696)
       Deferred revenue                                                      (6,313)           957
       Other, net                                                            (4,070)        (1,303)
                                                                         ----------     ----------
             Net cash provided by operating activities                      123,323        110,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred data procurement costs                                            (110,617)      (105,905)
Purchase of property, equipment and software                                 (6,538)       (10,972)
Capitalized software costs                                                   (2,371)        (1,435)
Other, net                                                                        3            193
                                                                         ----------     ----------
             Net cash used by investing activities                         (119,523)      (118,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings (repayments)                                                  -          1,779
Purchases of Common Stock                                                         -         (1,196)
Proceeds from issuance of stock and exercise of stock options                 3,161          1,840
Net repayments of capitalized leases                                         (2,939)        (3,177)
                                                                         ----------     ----------
             Net cash provided (used) by financing activities                   222           (754)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       1,132            429
                                                                         ----------     ----------
             Net increase (decrease) in cash and cash equivalents             5,154         (8,349)

  Cash and cash equivalents at beginning of period                            8,968         13,708
                                                                         ----------     ----------
  Cash and cash equivalents at end of period                             $   14,122     $    5,359
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

         Income (loss) per common and common equivalent share: Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during each period. Net income (loss) per common and common equivalent share - diluted is based upon the weighted average number of shares of common stock and common stock equivalents, entirely comprised of stock options, outstanding during each period. For the first three quarters of 2003 and 2002, all stock options aggregating 7,958,456 shares and 8,909,924 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive. For the third quarter of 2003 and 2002, stock options aggregating 7,958,456 shares and 6,238,930 shares, respectively, were excluded from the weighted average shares outstanding calculation because they were anti-dilutive.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

         The following table illustrates the effect on the net income (loss) and net income (loss) per share for the third quarter and the nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

                                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                   -------------         -------------
                                                                  2003       2002       2003       2002
                                                                  ----       ----       ----       ----
 Net income (loss), as reported                                  $  (91)   $   850     $   (32)  $ (8,213)

 Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                     (694)      (842)     (2,235)    (2,654)
                                                                 ------    -------     -------   --------

Net income (loss), pro forma                                     $ (785)   $     8     $(2,267)  $(10,867)
                                                                 ======    =======     =======   ========

Earnings (loss) per share:

Basic -- as reported                                             $    -    $   .03     $     -   $   (.28)
                                                                 ======    =======     =======   ========

Basic -- pro forma                                               $ (.03)   $     -     $  (.08)  $   (.37)
                                                                 ======    =======     =======   ========

Diluted -- as reported                                           $    -    $   .03     $     -   $   (.28)
                                                                 ======    =======     =======   ========

Diluted -- pro forma                                             $ (.03)   $     -     $  (.08)  $   (.37)
                                                                 ======    =======     =======   ========

         The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 2.87% and 3.82% for 2003 and 2002, respectively; stock price volatility factor of 86.6% for 2003 and 2002; and an expected life of the options of five years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 2003 and 2002 was $.88 and $5.40, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

              Cash paid for interest and income taxes during the period was as follows (in thousands):

                           NINE MONTHS ENDED
                             SEPTEMBER 30,
                             -------------
                           2003         2002
                           ----         ----
Interest                   $474         $572
Income taxes                913          340

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

         Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. During the nine months ended September 30, 2003 and 2002, the Company acquired computer and data collection equipment for $.4 million and $4.8 million, respectively, in exchange for capital lease obligations.

NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts receivable were as follows (in thousands):

                                                              SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                              ------------------       -----------------
Billed                                                             $ 56,131                $ 70,216
Unbilled                                                             17,106                  19,832
                                                                   --------                --------
                                                                     73,237                  90,048
Allowance for doubtful accounts                                      (5,313)                 (4,595)
                                                                   --------                --------
                                                                   $ 67,924                $ 85,453
                                                                   ========                ========

NOTE 4 - INVESTMENTS AND OTHER ASSETS

         Investments were as follows (in thousands):

                                                              SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                              ------------------       -----------------
Mosaic InfoForce, L.P., at cost plus equity in
     undistributed earnings                                        $  4,727                $  4,845

Datos Information Resources, at cost plus equity in
     undistributed earnings                                           3,963                   4,009

GfK Panel Services Benelux B.V., at cost                              1,315                   1,315

Middle East Market Research Bureau, at cost                           2,758                   2,768

Other                                                                   228                     228
                                                                   --------                --------

                                                                   $ 12,991                $ 13,165
                                                                   ========                ========

Other assets were as follows (in thousands):

                                                              SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                              ------------------      -----------------
Deferred data procurement costs -
     net of accumulated amortization of
     $157,631 in 2003 and $152,635 in 2002                         $167,367                $160,615

Capitalized software costs - net of
     accumulated amortization of $1,998
     in 2003 and $2,315 in 2002                                       5,639                   4,341

Other - net of accumulated amortization of $6,050
     in 2003 and $5,867 in 2002                                       1,774                   1,189
                                                                   --------                --------
                                                                   $174,780                $166,145
                                                                   ========                ========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

NOTE 5 - LONG-TERM DEBT

         Long-term debt was as follows (in thousands):

                                                              SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                              ------------------      -----------------
Bank borrowings                                                    $      -                $      -
Capitalized leases and other                                          5,547                   8,134
                                                                   --------                --------
                                                                      5,547                   8,134
Less current maturities                                              (3,367)                 (3,639)
                                                                   --------                --------
                                                                   $  2,180                $  4,495
                                                                   ========                ========

         In July 2002, the Company entered into a $40.0 million credit facility which expires in July 2005. The facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. Under the credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets. As of September 30, 2003, the Company had $12.2 million of borrowing availability, net of letters of credit, under the revolving credit facility.

         On November 4, 2003, the Company's credit facility was reduced to $25 million pursuant to an agreement with the Company's lenders on October 22, 2003. Also, pursuant to this agreement, the lenders consented to among other things, the acquisition by Gingko Acquisition Corp. of all of the outstanding capital stock of the Company and, in connection with such acquisition, agreed to release their security interest in certain of the Company's assets if and when Gingko Acquisition Corp. acquires 53% or more of the outstanding capital stock of the Company. All other terms and conditions remain unchanged. See Note 9.

         The financial covenants in the credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain cash flow coverage and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of capital stock of the Company. The bank credit agreement contains covenants which restrict the Company's ability to incur additional indebtedness. As of September 30, 2003, the Company was in compliance with all covenants.

\
                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         The comprehensive income (loss) summary shown below sets forth certain items that affect stockholders' equity but are excluded from the presentation of net earnings. The components of comprehensive income (loss) were as follows (in thousands):

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                        -------------              -------------
                                                     2003           2002        2003         2002
                                                    ------         -----       -------     -------
Net income (loss)                                   $  (91)        $   850     $  (32)     $(8,213)
Foreign currency translation
   adjustment                                          455             173      3,889        3,809
                                                    ------         -------     ------      -------
Comprehensive income (loss)                         $  364         $ 1,023     $3,857      $(4,404)
                                                    ======         =======     ======      =======

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

         The following table presents certain information regarding the operations of the Company by geographic segments (in thousands):

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -------------                 -------------
                                                       2003           2002           2003            2002
                                                       ----           ----           ----            -----
Revenues:
  U.S. Services                                     $   94,779     $  104,202      $ 296,593      $  309,009
  International Services                                41,250         36,359        119,468         104,503
                                                    ----------     ----------      ---------      ----------

      Total Revenue                                 $  136,029     $  140,561      $ 416,061      $  413,512
                                                    ==========     ==========      =========      ==========

Operating Results:
  U.S. Services                                     $    4,088     $    5,221      $  14,132      $   17,762
  International Services:
     Operating loss                                       (400)        (2,020)        (5,054)         (7,976)
     Equity in losses of
      affiliated companies                                   -              -              -             (78)
     Minority interest (expense) benefit                    (3)             -             61             395
                                                    ----------     ----------      ---------      ----------
      Subtotal--International Services                    (403)        (2,020)        (4,993)         (7,659)
  Corporate and other expenses including
        equity in affiliated companies                  (2,737)        (1,515)        (5,403)         (3,943)
  Special charges, net (a)                                (727)             -         (2,999)         (7,152)
                                                    ----------     ----------      ---------      ----------

      Operating Results                                    221          1,686            737            (992)

  Interest expense and other, net                         (383)          (195)          (794)           (395)
                                                    ----------     ----------      ---------      ----------
  Income (loss) before income taxes                 $     (162)    $    1,491      $     (57)     $   (1,387)
                                                    ==========     ==========      =========      ==========

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

(a) Special charges for U.S. Services were $.7 million for the three months ended September 30, 2003. Special charges for U.S. Services and International Services were $3.0 million and $0.0 million, respectively, for the nine months ended September 30, 2003 and $6.0 million and $1.1 million, respectively, for the nine months ended September 30, 2002.

NOTE 8 - SPECIAL CHARGES

         Since 1999, the Company has undertaken major initiatives as described below resulting in significant or incremental expenditures that have been classified as special charges in the Statement of Operations.

         2003 Workforce Reductions: In the second and third quarters of 2003, the Company eliminated approximately 140 full-time employees or approximately 6% of its total workforce in the United States. The total charge for severance and other costs approximates $3.3 million.

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

         Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002. This project resulted in cost savings, process efficiencies and a plan for continuous improvement of the technology infrastructure. Charges of $6.3 million during 2002 related primarily to consulting fees paid to a third party.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT'D.
                                   (UNAUDITED)

         The following tables reflect special charges incurred and cash payments made during the nine months ended September 30, 2003 and 2002 (in thousands):

                                                                  2003 ACTIVITY
                                           LIABILITY AT           -------------            LIABILITY AT
                                         DECEMBER 31, 2002    PROVISION      CASH       SEPTEMBER 30, 2003
                                         ------------------   ---------    --------     -------------------
SPECIAL CHARGES

  2003 workforce reductions                  $       -        $   3,281    $ (2,354)        $      927

  2002 workforce reduction                       7,619             (282)     (6,552)               785

  Project Delta

      Discontinued activities                      219                -        (137)                82
                                             ---------        ---------    --------         ----------
                                             $   7,838        $   2,999    $ (9,043)        $    1,794
                                             =========        =========    ========         ==========

                                              LIABILITY          2002 ACTIVITY
                                           (RECEIVABLE) AT       -------------             LIABILITY AT
                                         DECEMBER 31, 2001    PROVISION      CASH       SEPTEMBER 30, 2002
                                         ------------------   ---------    --------     -------------------
SPECIAL CHARGES

  Project Delta

      Termination benefits                   $     634        $    (240)   $   (394)        $        -

      Discontinued activities                      265                -         (15)               250

  Transition of German production
      to U.S. facility                             592            1,131      (1,723)                 -

  Information technology
      assessment                                 1,413            6,261      (7,674)                 -

OTHER ITEMS                                     (1,036)               -       1,036                  -
                                             ---------        ---------    --------         ----------
                                             $   1,868        $   7,152    $ (8,770)        $      250
                                             =========        =========    ========         ==========

NOTE 9 - OTHER EVENTS

         On September 8, 2003 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Gingko Corporation and Gingko Acquisition Corp. Pursuant to the Merger Agreement, Gingko Acquisition Corp. commenced a tender offer for all of the Company's outstanding common shares. As of November 4, 2003, Gingko Acquisition Corp. had accepted for payment all of the approximately 19,366,962 shares of common stock, or 62% of the outstanding common stock, that were tendered. Gingko Acquisition Corp. commenced a subsequent offering period which will expire on November 21, 2003 for the remaining outstanding shares of the Company. Gingko Acquisition Corp. will then be merged into the Company with the Company as the surviving entity and all remaining public shareholders will receive the merger consideration in exchange for their shares of the Company. The transaction is expected to be completed by the end of the year or early in 2004.

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

         During 2000, the Company and Mosaic Group, Inc. formed a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company has a 49% ownership interest and Mosaic Group, Inc., through wholly-owned subsidiaries, owns the remainder. The Company's domestic causal and custom audit data collection and merchandising services are provided by MIF pursuant to an agreement that expires in 2010. The Company has evaluated its investment in MIF and determined that it will begin consolidating MIF as of December 31, 2003. The equity interest of MIF not owned by the Company will be reported as minority interest upon consolidation.

         MIF was financed with a $1.9 million initial equity contribution made by the Company and an additional $2.1 million equity contribution made by Mosaic Group, Inc., through wholly-owned subsidiaries. The Company capitalized $7.4 million in connection with the formation of MIF, which is currently being accounted for using the equity method of accounting. As of September 30, 2003, the Company has guaranteed $.6 million of MIF equipment capital leases that the Company would be obligated to pay in the event MIF cannot make the payments required under the leases. The capital leases have varying expiration dates through 2004.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following narrative discusses the results of operations, liquidity and capital resources for the Company on a consolidated basis. This section should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

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

         For the nine months ended September 30, 2003, the Company's U.S. retail tracking revenues, which comprise 73% of the U.S. business, declined by 4% compared to the same period in 2002. The decline is the result of the financial lag of customer losses in 2002, including the loss of the Procter & Gamble ("P&G") retail tracking contract in the U.S., that were not fully offset by revenues generated from new customers and increased spending by existing customers during the period.

         Panel and analytics revenues were flat for the nine months ended September 30, 2003 compared to the prior year primarily due to the loss of the contractual P&G panel business in the U.S. Absent the impact of the P&G loss, for the nine months ended September 30, 2003, the U.S. panel and analytics business was 5% higher compared to the prior year as a result of increased spending by existing customers, the addition of new customers and the introduction of new products and services.

         The International operating loss was lower for the first nine months of 2003 compared to the prior year. The loss continues to be driven primarily by the Company's German operation as a result of difficulties encountered in connection with the transition to a new service in that country. The Company believes that most of the operational difficulties in Germany have been addressed and that results will continue to improve during the remainder of 2003. International operating results for the period ended September 30, 2003, excluding Germany, improved by approximately $1.7 million over the prior year largely due to expense reductions. Absent the losses attributable to the German business, the International operation would have reflected a profit for the nine months ended September 30, 2003.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         On September 8, 2003 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Gingko Corporation and Gingko Acquisition Corp. Pursuant to the Merger Agreement, Gingko Acquisition Corp. commenced a tender offer for all of the Company's outstanding common shares. As of November 4, 2003, Gingko Acquisition Corp. had accepted for payment all of the approximately 19,366,962 shares of common stock, or 62% of the outstanding common stock, that were tendered. Gingko Acquisition Corp. commenced a subsequent offering period which will expire on November 21, 2003 for the remaining outstanding shares of the Company. Gingko Acquisition Corp. will then be merged into the Company with the Company as the surviving entity and all remaining public shareholders will receive the merger consideration in exchange for their shares of the Company. The transaction is expected to be completed by the end of the year or early in 2004.

RESULTS OF OPERATIONS

         The Company's consolidated net loss was $.1 million or $.00 per diluted share for the third quarter of 2003 compared to a consolidated net income of $.9 million or $.03 per diluted share for the corresponding 2002 quarter. The Company's consolidated net loss was $32 thousand or $.00 per diluted share for the nine months ended September 30, 2003 compared to a consolidated net loss of $8.2 million or $.28 per diluted share for the corresponding 2002 period. 2003 year-to-date results were positively impacted by lower special charges compared to the prior year. Additionally, 2002 results included a charge of $7.1 million relating to the cumulative effect of an accounting change for goodwill.

Third Quarter Versus Prior Year

         Consolidated revenues for the quarter ended September 30, 2003 were $136.0 million, a decrease of 3% over the corresponding quarter in 2002. U.S. revenues were $94.8 million, a decrease of 9% compared to the prior year, reflecting the loss of the P&G U.S. retail tracking contract. U.S. retail tracking revenues declined by 6% from the prior year and U.S. panel and analytics revenues decreased by 13% primarily due to the impact of the P&G loss in the U.S. International revenues increased 13% to $41.3 million over the prior year, however, on a local currency basis, International revenues increased 2%.

         Consolidated costs of information services sold decreased 3% to $122.9 million for the three months ended September 30, 2003 compared to $127.2 million for the third quarter of 2002. This decrease is primarily the result of savings in a number of areas as a result of the Company's ongoing costs saving efforts that were partially offset by foreign currency exchange effects and higher costs relating to investments in new business initiatives.

         Consolidated selling, general and administrative expenses increased 2% to $12.2 million for the three months ended September 30, 2003 compared to $11.9 million for the third quarter of 2002. Expenses in the third quarter of 2003 included transaction costs of $1.6 million related to the pending tender offer transaction for all of the Company's outstanding common shares. These costs were offset by lower compensation in 2003 compared to the prior year.

         Earnings before interest and other and taxes were $.2 million for the third quarter of 2003 compared to $1.7 million in the prior year. Results declined due to an increase in corporate professional fee expenses relating to the pending tender offer transaction, a decrease in U.S. results primarily due to the loss of the U.S. retail tracking contract with P&G and higher special charges in 2003 which were partially offset by an improvement in International results.

         Special charges are discussed below. Interest and other expenses were $.4 million for the third quarter of 2003, an increase of $.2 million over the prior year.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

Third Quarter Year to Date Versus Prior Year

         Consolidated revenues were $416.1 million for the nine months ended September 30, 2003, an increase of 1% over the corresponding period of 2002. U.S. revenues decreased 4% to $296.6 million for the nine months ended September 30, 2003 compared to the prior year. U.S. retail tracking revenues declined by 4% compared to the corresponding period in 2002 and U.S. panel and analytics revenues were flat compared to the prior year. International revenues increased by 14% to $119.5 million compared to the prior year, however, on a local currency basis, International revenues decreased 1%.

         Consolidated costs of information services sold increased 1% to $377.7 million for the nine months ended September 30, 2003 compared to costs of $373.3 million for the corresponding period of 2002. This increase is primarily the result of foreign currency exchange effects. While the Company incurred additional costs in certain areas including investments in new business initiatives, these costs were generally offset by savings in a number of other areas as a result of the Company's ongoing cost saving efforts.

         Consolidated selling, general and administrative expenses decreased 1% to $34.6 million for the nine months ended September 30, 2003 compared to $34.9 million for the prior year. This decline is attributable to lower compensation that was partially offset by foreign currency exchange effects and professional fees of $2.3 million incurred in connection with the pending tender offer transaction.

         For the first nine months of 2003, the Company's earnings before interest and other and taxes were $.7 million compared to a loss of $1.0 million in the prior year. The increase was the result of improved International results and lower special charges that were partially offset by a decline in the U.S. results and higher corporate expenses.

         Special charges are discussed below. Interest and other expenses were $.8 million for the nine months ended September 30, 2003, an increase of $.4 million over the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current cash resources include its $14.1 million consolidated cash balance and $12.2 million available, net of letters of credit, under the Company's bank revolving credit facility as of September 30, 2003. The Company anticipates that it will have sufficient funds from these sources and internally generated funds from its U.S. operations to satisfy its cash needs for the foreseeable future. The Company's bank credit agreement, which contains covenants restricting the Company's ability to incur additional indebtedness, expires in July 2005. The credit facility includes financial and non-financial covenants discussed below. The Company expects to be in compliance with all of its covenants during the remainder of 2003, however, if the Company violates a covenant that the bank group is unwilling to amend or waive, and the bank group declares a default under the credit agreement, liquidity could be negatively impacted.

Financings

         In July 2002, the Company entered into a $40.0 million credit facility which expires in July 2005. The facility has floating rate interest options that range between 2.25% and 3.00% over LIBOR and commitment fees of up to 0.50% payable on the unused portion. Under the credit facility, the maximum commitment of funds available for borrowings is limited by a defined borrowing base formula related to eligible accounts receivable, which fluctuates during the quarter. Borrowings under the facility are secured by the Company's assets. The financial covenants in the credit agreement, as well as in the lease agreement for the Company's Chicago headquarters, require the Company to maintain a minimum tangible net worth and to meet certain flow coverage

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

and leverage ratios. The agreements also limit the Company's ability to declare dividends or make distributions to holders of capital stock, or redeem or otherwise acquire shares of capital stock of the Company. As of September 30, 2003, the Company was in compliance with all covenants.

         On November 4, 2003, the Company's credit facility was reduced to $25 million pursuant to an agreement with the Company's lenders on October 22, 2003. Also, pursuant to this agreement, the lenders consented to among other things, the acquisition by Gingko Acquisition Corp. of all of the outstanding capital stock of the Company and, in connection with such acquisition, agreed to release their security interest in certain of the Company's assets if and when Gingko Acquisition Corp. acquires 53% or more of the outstanding capital stock of the Company. All other terms and conditions remain unchanged.

Cash Flow

         Consolidated net cash provided by operating activities during the first nine months of 2003 was $123.3 million, compared to $110.1 million for the same period in 2002. This increase was primarily attributable to improved earnings in 2003 and to changes in accounts receivable, accounts payable and accruals and deferred revenue resulting from the timing of collections and payments.

         Consolidated cash used in net investing activities was $119.5 million in the first nine months of 2003 compared to $118.1 million for the same period in 2002. Investing activity in 2003 reflects higher expenditures for data procurement, primarily due to the impact of foreign currency, that were partially offset by lower capital expenditures.

         Consolidated cash flow provided by net financing activities was $.2 million for the first nine months of 2003 compared to a use of $.8 million for the same period in 2002. During the nine months ended September 30, 2003, the Company had $0 net bank borrowings compared to $1.8 million in 2002.

Other Deferred Costs and Capital Expenditures

         Consolidated deferred data procurement expenditures were $110.6 million for the nine months ended September 30, 2003 and $105.9 million for the same period in 2002. These expenditures are amortized over a period of 28 months and include payments and services to retailers for point-of-sale data and other costs related to collecting, reviewing and verifying panel, causal and other data which are an essential part of the Company's database. Such expenditures for the Company's U.S. business were $60.6 million and $61.8 million, while amortization expense was $60.5 million and $58.6 million for the periods ended September 30, 2003 and 2002, respectively. Expenditures for the Company's International business were $50.0 million and $44.1 million, while amortization expense was $48.7 million and $40.0 million for the periods ended September 30, 2003 and 2002, respectively. International data expenditures for the first three quarters of 2003 were higher than the prior year due to the impact of foreign currency.

         Consolidated capital expenditures were $6.5 million and $11.0 million for the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures for the Company's U.S. business were $3.8 million and $7.7 million, while depreciation expense was $15.0 million and $16.9 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in U.S. capital expenditures is primarily due to the timing of projects. The Company's International capital expenditures were $2.7 million and $3.3 million while depreciation expense was $3.9 million and $3.5 million for the nine months ended September 30, 2003 and 2002, respectively.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         Consolidated capitalized software development costs, primarily in the U.S., were $2.4 million for the first three quarters of 2003 and $1.4 million for the corresponding period in 2002.

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

         2003 Workforce Reductions: In the second and third quarters of 2003, the Company eliminated approximately 140 full-time employees or approximately 6% of its total workforce in the United States. The total charge for severance and other costs approximates $3.3 million.

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

         Information Technology Assessment: During the fourth quarter of 2001, the Company began a review of its information technology operations to assess potential restructuring costs and benefits. The review included initial assessments of database design, transition planning and cost and savings estimates and was completed in the second quarter of 2002. This project resulted in cost savings, process efficiencies and a plan for continuous improvement of the technology infrastructure. Charges of $6.3 million during 2002 related primarily to consulting fees paid to a third party.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         The following tables reflect special charges incurred and cash payments made during the nine months ended September 30, 2003 and 2002 (in thousands):

                                                                        2003 Activity
                                                LIABILITY AT        ----------------------        LIABILITY AT
                                              DECEMBER 31, 2002     PROVISION       CASH       SEPTEMBER 30, 2003
                                              -----------------     ---------     --------     ------------------
SPECIAL CHARGES

  2003 workforce reductions                   $               -     $   3,281     $ (2,354)    $              927

  2002 workforce reduction                                7,619          (282)      (6,552)                   785

  Project Delta

      Discontinued activities                               219             -         (137)                    82
                                              -----------------     ---------     --------     ------------------

                                              $           7,838     $   2,999     $ (9,043)    $            1,794
                                              =================     =========     ========     ==================

                                                  LIABILITY             2002 ACTIVITY
                                               (RECEIVABLE) AT      ----------------------       LIABILITY AT
                                              DECEMBER 31, 2001     PROVISION       CASH       SEPTEMBER 30, 2002
                                              -----------------     ---------     --------     ------------------
SPECIAL CHARGES
  Project Delta

      Termination benefits                    $             634     $    (240)    $   (394)    $                -

      Discontinued activities                               265             -          (15)                   250

  Transition of German production
     to U.S. facility                                       592         1,131       (1,723)                     -

  Information technology
     assessment                                           1,413         6,261       (7,674)                     -

OTHER ITEMS                                              (1,036)            -        1,036                      -
                                              -----------------     ---------     --------     ------------------
                                              $           1,868     $   7,152     $ (8,770)    $              250
                                              =================     =========     ========     ==================

         2003 Restructuring Charges: Management reviews the operations and related costs on a continuous basis. Although firm restructuring plans are not in place, the possibility exists that additional charges may be required in the fourth quarter of 2003 and beyond.

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

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT'D.

         During 2000, the Company and Mosaic Group, Inc. formed a joint venture company, Mosaic InfoForce, L.P. ("MIF"), in which the Company has a 49% ownership interest and Mosaic Group, Inc., through wholly-owned subsidiaries, owns the remainder. The Company's domestic causal and custom audit data collection and merchandising services are provided by MIF pursuant to an agreement that expires in 2010. The Company has evaluated its investment in MIF and determined that it will begin consolidating MIF as of December 31, 2003. The equity interest of MIF not owned by the Company will be reported as minority interest upon consolidation.

         MIF was financed with a $1.9 million initial equity contribution made by the Company and an additional $2.1 million equity contribution made by Mosaic Group, Inc., through wholly-owned subsidiaries. The Company capitalized $7.4 million in connection with the formation of MIF, which is currently being accounted for using the equity method of accounting. As of September 30, 2003, the Company has guaranteed $.6 million of MIF equipment capital leases that the Company would be obligated to pay in the event MIF cannot make the payments required under the leases. The capital leases have varying expiration dates through 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

         As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

                  INFORMATION RESOURCES, INC. AND SUBSIDIARIES
                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a.       Exhibits

Exhibit No.                          Description of Exhibit
-----------       --------------------------------------------------------------
31.1              Certification of CEO Pursuant to Section 302 of the Sarbanes -
                  Oxley Act

31.2              Certification of CFO Pursuant to Section 302 of the Sarbanes -
                  Oxley Act

32.1              Chief Executive Officer Certification of Periodic Report

32.2              Chief Financial Officer Certification of Periodic Report

99.1              Consent and Release dated October 22, 2003 relating to the
                  Revolving Credit Agreement

99.2 Fifth Amendment to Lease and Waiver Agreement for headquarters lease dated as of June 13, 2003

   b.       Reports on Form 8-K.

         During the third quarter of 2003, the Company filed a Current Report on Form 8-K on July 24, 2003, covering Item 12, which contained the press release announcing the Company's second quarter 2003 results of operations.

         During the third quarter of 2003, the Company filed a Current Report on Form 8-K on September 10, 2003, covering Items 5, 7 and 9 which contained the press release announcing that the Company entered into an Agreement and Plan of Merger, dated as of September 7, 2003, with Gingko Corporation and Gingko Acquisition Corp.

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

                                        INFORMATION RESOURCES, INC.
                                        ---------------------------
                                        (Registrant)

                                        /s/ Andrew G. Balbirer
                                        ----------------------------------------
                                        Andrew G. Balbirer
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Authorized Officer of Registrant)

                                        /s/ Mary K. Sinclair
                                        ----------------------------------------
                                        Mary K. Sinclair
                                        Controller
                                        (Principal Accounting Officer)

November 13, 2003